Form 10-Q
period 2019-03-31
AGBA Acquisition Ltd
filed 2019-06-26
CIK 1769624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 001-38909

AGBA ACQUISITION LIMITED
(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1108, 11th Floor, Block B New Mandarin Plaza, 14 Science Museum Road Tsimshatsui East, Kowloon, Hong Kong	N/A
(Address of Principal Executive Offices)	(Zip Code)

+852 3998 4852
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, par value $0.001 per share, one Redeemable Warrant to acquire one-half of one Ordinary Share, and one Right to acquire one-tenth (1/10) of an Ordinary Share	AGBAU	NASDAQ Capital Market
Ordinary Shares	AGBA	NASDAQ Capital Market
Warrants	AGBAW	NASDAQ Capital Market
Rights	AGBAR	NASDAQ Capital Market

As of June 24, 2019, there were 5,975,000 shares of the Company’s ordinary shares, par value $0.001 per share, issued and outstanding.

AGBA ACQUISITION LIMITED

Quarterly Report on Form 10-Q

i

AGBA ACQUISITION LIMITED

CONDENSED BALANCE SHEET

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$437,533	$-
Deferred offering costs	150,000	72,500

TOTAL ASSETS	$587,533	$72,500

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued offering costs	$-	$2,500
Amount due to a related party	575,063	72,515

TOTAL LIABILITIES	$575,063	$75,015

Commitments and contingencies

Shareholders’ equity (deficit):
Ordinary shares, $0.001 par value; 100,000,000 shares authorized; 1,150,000 and 1,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018	$1,150	$1
Additional paid-in capital	23,851	-
Accumulated deficit	(12,531)	(2,516)

Total Shareholders’ equity (deficit)	12,470	(2,515)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$587,533	$72,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

AGBA ACQUISITION LIMITED

CONDENSED STATEMENT OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Three months ended March 31, 2019

Formation and operating expenses	$(10,020)

Total operating expense	(10,020)

Other income:
Interest income	5

NET LOSS	$(10,015)

Weighted average shares outstanding, basic and diluted	486,133

Basic and diluted net loss per ordinary share	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

AGBA ACQUISITION LIMITED

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Ordinary shares		Additional	Accumulated	Total shareholder’s
	No. of shares	Amount	paid-in capital	deficit	equity (deficit)

Balance as of January 1, 2019	1,000	$1	$-	$(2,516)	$(2,515)

Issuance of ordinary shares to Initial Shareholder	1,149,000	1,149	23,851	-	25,000

Net loss for the period	-	-	-	(10,015)	(10,015)

Balance as of March 31, 2019	1,150,000	1,150	23,851	(12,531)	12,470

The accompanying notes are an integral part of the unaudited condensed financial statements.

AGBA ACQUISITION LIMITED

CONDENSED STATEMENT OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

Three months ended March 31, 2019
Cash flows from operating activities:
Net loss	$(10,015)
Adjustments to reconcile net loss to net cash used in operating activities

Change in operating assets and liabilities:
Decrease in accrued liabilities	(2,500)
Net cash used in operating activities	(12,515)
Cash flows from financing activities:
Proceed from issuance of ordinary shares to initial shareholder	25,000
Advances from a related party	502,548
Payment of offering costs	(77,500)
Net cash provided by financing activities	450,048

NET CHANGE IN CASH	437,533

CASH, BEGINNING OF PERIOD	-

CASH, END OF PERIOD	$437,533

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred offering costs included in accrued offering costs	$-

The accompanying notes are an integral part of the unaudited condensed financial statements.

AGBA ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 1 – DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

AGBA Acquisition Limited (the “Company”) is a newly organized blank check company incorporated on October 8, 2018, under the laws of the British Virgin Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (an “initial business combination”). Although the Company is not limited to a particular geographic region, the Company intends to focus on operating businesses in the healthcare, education, entertainment and financial services sectors that have their principal operations in China.

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

As of March 31, 2019, the Company had not commenced any operations. All activities through March 31, 2019 relate to the Company’s formation and the proposed public offering as described below. The Company has selected December 31 as its fiscal year end and tax year end.

Financing

The registration statement for the Company’s initial public offering (the “Public Offering” as described in Note 3) was declared effective by the United States Securities and Exchange Commission (“SEC”) on May 13, 2019. The Company consummated the Public Offering on May 16, 2019 of 4,600,000 units at $10.00 per unit (the “Public Units’) and sold to the Sponsor to purchase 225,000 units at $10 per unit. The Company received net proceeds of $46,716,219. The Company incurred $2,559,729 in initial public offering related costs, including $2,175,948 of underwriting fees and $383,781 of initial public offering costs.

Trust Account

Upon the closing of the Public Offering and the private placement, $46,000,000 was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee. The funds held in the Trust Account can be invested in United States government treasury bills, bonds or notes, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within 21 months from the closing of the Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations.

Business Combination

Pursuant to Nasdaq listing rules, the Company’s Initial Business Combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the Trust Account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the Trust Account), which the Company refers to as the 80% test, at the time of the execution of a definitive agreement for our initial business combination, although the Company may structure a business combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. If the Company is no longer listed on Nasdaq, it will not be required to satisfy the 80% test. The Company currently anticipates structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses.

The Company may, however, structure a business combination where the Company merges directly with the target business or where the Company acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but the Company will only complete such business combination if the post-transaction company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test.

As set forth in the memorandum of association, the objects for which are established are unrestricted and the Company shall have full power and authority to carry out any object not prohibited by the Companies Law or as the same may be revised from time to time, or any other law of the British Virgin Islands.

AGBA ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company’s amended and restated memorandum and articles of association contains provisions designed to provide certain rights and protections to our ordinary shareholders prior to the consummation of the initial business combination. These provisions cannot be amended without the approval of 65% (or 50% if approved in connection with the initial business combination) of the Company’s outstanding ordinary shares attending and voting on such amendment. The Company’s initial shareholders, who will beneficially own 20.0% of ordinary shares upon the closing of this offering (assuming they do not purchase any units in this offering), will participate in any vote to amend the amended and restated memorandum and articles of association and will have the discretion to vote in any manner they choose. Prior to the initial business combination, if the Company seek to amend any provisions of the amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, the Company will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote on any proposed amendments to the amended and restated memorandum and articles of association. The Company and the directors and officers have agreed not to propose any amendment to the amended and restated memorandum and articles of association that would affect the substance and timing of the Company’s obligation to redeem the public shares if the Company are unable to consummate the initial business combination within 12 months (or 21 months, as applicable) from the closing of this offering. The Company’s initial shareholders have agreed to waive any redemption rights with respect to any insider shares and any public shares they may hold in connection with any vote to amend our amended and restated memorandum and articles of association prior to our initial business combination.

The Company will either seek shareholder approval of any Business Combination at a meeting called for such purpose at which shareholders may seek to convert their shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid, or provide shareholders with the opportunity to sell their shares to the Company by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. These shares have been recorded at redemption value and are classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination only if it will have net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, solely if shareholder approval is sought, a majority of the outstanding common shares of the Company voted are voted in favor of the Business Combination.

Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 25% or more of the common shares sold in the Public Offering. Accordingly, all shares purchased by a holder in excess of 25% of the shares sold in the Public Offering will not be converted to cash. In connection with any shareholder vote required to approve any Business Combination, the Initial Shareholders will agree (i) to vote any of their respective shares, including the common shares sold to the Initial Shareholders in connection with the organization of the Company (the “Initial Shares”), common shares included in the Private Units to be sold in the Private Placement, and any common shares which were initially issued in connection with the Public Offering, whether acquired in or after the effective date of the Public Offering, in favor of the initial Business Combination and (ii) not to convert such respective shares into a pro rata portion of the Trust Account or seek to sell their shares in connection with any tender offer the Company engages in.

Liquidation

If the Company does not complete a business combination within 12 months from the consummation of the Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, if the Company anticipate that the Company may not be able to consummate its initial business combination within 12 months, the Company may, but are not obligated to, extend the period of time to consummate a business combination three times by an additional three months each time (for a total of up to 21 months to complete a business combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, LLC on the date of this prospectus, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $400,000, or $460,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial business combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete our initial business combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate the Company initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If the Company is unable to consummate the Company’s initial business combination within such time period, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

AGBA ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period and should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s prospectus filed with the SEC on May 15, 2019, and the Company’s audited balance sheet and notes thereto included in the Company’s Form 8-K filed with the SEC on May 22, 2019.

●	Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

●	Use of estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the period reported. Actual results may differ from these estimates.

●	Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were $437,533 cash equivalents as of March 31, 2019.

●	Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and trust accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

●	Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

AGBA ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision is zero and it has no deferred tax assets. The Company is considered to be an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

●	Net loss per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture by the Sponsors. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential ordinary share equivalents had been issued and if the additional ordinary shares were dilutive.

Three months ended March 31, 2019

Net loss attributable to Initial Shareholder	$(10,015)

Weighted average ordinary shares outstanding – Basic and diluted	486,133

Net loss per share – Basic and diluted	$(0.02)

●	Deferred offering costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Proposed Offering and that will be charged to stockholder’s equity upon the completion of the Proposed Offering. Should the Proposed Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

●	Recent accounting pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.

NOTE 3 – PROPOSED PUBLIC OFFERING

The Proposed Public Offering calls for the Company to offer for sale up to 4,000,000 ordinary Units at a proposed offering price of $10.00 per Unit (plus up to an additional 600,000 units to cover over-allotments, if any). Each Unit will consist of one ordinary share, one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one ordinary share. Each Public Warrant will entitle the holder to purchase one-half of one ordinary share at an exercise price of $11.50 per whole share.

However, the Public Warrants may only be exercised for a whole number of shares, meaning that the Public Warrants must be exercised in multiples of two. Each Public Right will entitle the holder to receive one-tenth of one ordinary share at the closing of a business combination.

The registration statement for the Company’s initial public offering was declared effective by the United States Securities and Exchange Commission (“SEC”) on May 13, 2019. The Company consummated the Public Offering on May 16, 2019 of 4,600,000 units at $10.00 per unit (the “Public Units’) and sold to the Sponsor to purchase 225,000 units at $10 per unit. The Company received net proceeds of $46,716,219, with total offering costs of $2,559,729. The Company incurred $2,559,729 in initial public offering related costs, including $2,175,948 of underwriting fees and $383,781 of initial public offering costs.

AGBA ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

Insider Shares

In October 2018, the Company’s Chief Executive Officer, Gordon Lee, subscribed for an aggregate of 1,000 of ordinary shares for an aggregate purchase price of $1, or approximately $0.001 per share. On February 22, 2019, the Company issued an aggregate of 1,149,000 Ordinary Shares to AGBA Holding Limited for an aggregate purchase price of $25,000 in cash. The insider shares include up to an aggregate of 150,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part.

The initial shareholders have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of their insider shares until, with respect to 50% of the insider shares, the earlier of six months after the consummation of a business combination and the date on which the closing price of the ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after a business combination and, with respect to the remaining 50% of the insider shares, until the six months after the consummation of a business combination, or earlier, in either case, if, subsequent to a business combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares, securities or other property.

Related Party Advances

In the event the Sponsor pays for any expense or liability on behalf of the Company, then such payments would be accounted for as loan to the Company by the Sponsor. The Sponsor, AGBA Holding Limited, has paid the expenses incurred by the Company an aggregate of $575,063 on a non-interest bearing basis as of March 31, 2019.

As of March 31, 2019, the Company owed a balance of $575,063 to AGBA Holding Limited, which was unsecured and repayable on demand.

Administrative Services Agreement

The Company is obligated, commencing on May 16, 2019, to pay AGBA Holding Limited, a company owned by the insiders, a monthly fee of $10,000 for general and administrative services. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s audit committee that the Company lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with the initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination.

Related Party Loan

In order to meet the working capital needs following the consummation of this offering, the initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 55,000 ordinary shares (which includes 5,000 shares issuable upon conversion of rights) and warrants to purchase 25,000 ordinary shares if $500,000 of notes were so converted). The Company’s shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If the Company does not complete a business combination, the loans will not be repaid.

AGBA ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Related Party Extensions Loan

The Company’s will have until 12 months from the consummation of this offering to consummate the initial business combination. However, if the Company anticipate that the Company may not be able to consummate the initial business combination within 12 months, the Company may, but are not obligated to, extend the period of time to consummate a business combination three times by an additional three months each time (for a total of up to 21 months to complete a business combination). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company on the date of this prospectus, in order to extend the time available for us to consummate our initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $400,000, or $460,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit.

Private Placement

Simultaneously with the closing of the Public Offering, the Company consummated a private placement of 210,000 private units, at $10.00 per unit, purchased by the Sponsor.

Simultaneously with the sale of the Over-Allotment Units, the Company consummated a private placement of 15,000 private units, at $10.00 per unit, purchased by the Sponsor.

The private units are identical to the units sold in the Public Offering except that the private warrants are non-redeemable and may be exercised on a cashless basis.

NOTE 5 – SHAREHOLDER’S EQUITY (DEFICIT)

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares at par $0.001.

The Company’s shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. In connection with any vote held to approve our initial business combination, all of the initial shareholders, as well as all of the officers and directors, have agreed to vote their respective ordinary shares owned by them immediately prior to this offering and any shares purchased in this offering or following this offering in the open market in favor of the proposed business combination.

On February 22, 2019, the Company issued an aggregate of 1,149,000 founder shares to the Sponsor for an aggregate purchase price of $25,000 in cash.

As of March 31, 2019, 1,150,000 Ordinary Shares were issued and outstanding to AGBA Holding Limited as an Initial Shareholder.

Warrants

Each redeemable warrant entitles the holder thereof to purchase one-half (1/2) of one ordinary share at a price of $11.50 per full share, subject to adjustment as described in this prospectus. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares. This means that only an even number of warrants may be exercised at any given time by a warrant holder.

No public warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such ordinary shares. It is the Company’s current intention to have an effective and current registration statement covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such ordinary shares in effect promptly following consummation of an initial business combination.

AGBA ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon exercise of the public warrants is not effective within 90 days following the consummation of our initial business combination, public warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. In such event, each holder would pay the exercise price by surrendering the warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the day prior to the date of exercise. For example, if a holder held 300 warrants to purchase 150 shares and the fair market value on the date prior to exercise was $15.00, that holder would receive 35 shares without the payment of any additional cash consideration. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis.

The warrants will become exercisable on the later of the completion of an initial business combination and 12 months from the date of this prospectus. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption.

The Company may redeem the outstanding warrants (excluding the private warrants but including any outstanding warrants issued upon exercise of the unit purchase option issued to Maxim Group LLC), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the warrants are exercisable,
●	upon a minimum of 30 days’ prior written notice of redemption,
●	if, and only if, the last sales price of the ordinary shares equals or exceeds $16.50 per share for any 20 trading days within a 30 trading day period ending three business days before the Company send the notice of redemption, and
●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the foregoing conditions are satisfied and the Company issue a notice of redemption, each warrant holder can exercise his, her or its warrant prior to the scheduled redemption date. However, the price of the ordinary shares may fall below the $16.50 trigger price as well as the $11.50 warrant exercise price per full share after the redemption notice is issued and not limit our ability to complete the redemption.

The redemption criteria for the warrants have been established at a price which is intended to provide warrant holders a reasonable premium to the initial exercise price and provide a sufficient differential between the then-prevailing share price and the warrant exercise price so that if the share price declines as a result of our redemption call, the redemption will not cause the share price to drop below the exercise price of the warrants.

If the Company call the warrants for redemption as described above, our management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the whole warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. Whether the Company will exercise our option to require all holders to exercise their warrants on a “cashless basis” will depend on a variety of factors including the price of our ordinary shares at the time the warrants are called for redemption, the Company’s cash needs at such time and concerns regarding dilutive share issuances.

The private warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Additionally, because the private units will be issued in a private transaction, the holders of the private warrants and their transferees will be allowed to exercise such warrants for cash even if a registration statement covering the ordinary shares issuable upon exercise of such warrants is not effective and receive unregistered ordinary shares.

Rights

Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-tenth (1/10) of an ordinary share upon consummation of the initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of the business combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the British Virgin Islands law. As a result, you must hold rights in multiples of 10 in order to receive shares for all of your rights upon closing of a business combination. If we are unable to complete an initial business combination within the required time period and the Company redeem the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless

AGBA ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of our insider shares issued and outstanding on the date of this prospectus, as well as the holders of the Private Units (and all underlying securities) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of this Proposed Offering. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

At the closing of the Public Offering, the underwriter is entitled to a cash underwriting discount of two and one-half percent (2.5%), or $0.25 per share and paid at the closing of the Public Offering. Four percent (4.0%) or $0.40 per unit, is contingent on the closing of a business combination and will be deferred by the underwriter and be placed in the Trust Account. Such deferred amount will only be payable to the underwriter upon closing of a business combination. Further, the deferred amount paid to the underwriter upon the closing of a business combination will be reduced by two percent (2.0%), or $0.20 per unit, for each unit that is redeemed by shareholders in connection with the business combination. If the business combination is not consummated, the deferred amount will be forfeited by the underwriter. The underwriter will not be entitled to any interest accrued on the deferred amount.

Unit Purchase Option

The Company agreed to sell to the underwriters, at the time of the closing of the Public Offering for $100, an underwriter purchase option (the “UPO”) to purchase an aggregate number of Units as would be equal to six percent (6.0%) of the total number of Units sold in the Public Offering. The UPO will be exercisable at any time, in whole or in part, between the first and fifth anniversary dates of the Effective Date at a price per Unit equal to 110% of the Public Offering price of the Units.

The Company sold to Maxim for $100, an option to purchase 276,000 units exercisable, at $11.50 per unit commencing at any time between the first and fifth anniversary of the effective date of the registration statement of which this prospectus forms a part. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement of which this prospectus forms a part. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Public Offering resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of the unit purchase option is approximately $747,960, or $2.71 per Unit, using the Black-Scholes option-pricing model. The fair value of the unit purchase option to be granted to the underwriters is estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 2.18% and (3) expected life of four years between first and fifth anniversary dates of the Effective Date. The option and the units, as well as the ordinary shares and warrants to purchase ordinary shares that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part or the commencement of sales in the Public Offering pursuant to Rule 5110(g)(1) of FINRA’s Rules, during which time the option may not be sold, transferred, assigned, pledged or hypothecated, or be subject of any hedging, short sale, derivative or put or call transaction that would result in the economic disposition of the securities. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of this prospectus except to any underwriters and selected dealer participating in the offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement of which forms a part with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. We will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

Right of First Refusal

Subject to certain conditions, the Company granted Maxim, for a period of 18 months after the date of the consummation of the business combination, a right of first refusal to act as lead underwriters or minimally as a co-manager, with at least 30% of the economics; or, in the case of a three-handed deal, 20% of the economics, for any and all future public and private equity and debt offerings. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement of which this prospectus forms a part.

AGBA ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 7 – SUBSEQUENT EVENTS

On May 16, 2019, the Company consummated its initial public offering of 4,600,000 Units, which includes the full exercise of the over-allotment option. Each Unit consists of one ordinary share, one redeemable warrant, and one right to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial business combination. Each redeemable warrant entitles the holder thereof to purchase one-half (1/2) of one ordinary share, and each ten rights entitle the holder thereof to receive one ordinary share at the closing of a business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $46,000,000. Simultaneously with the closing of the initial business combination, the Company consummated a private placement (“Private Placement”) of 225,000 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,250,000. A total of $46,000,000 of the net proceeds from the sale of Units in the initial business combination (including the over-allotment option units) and the Private Placements were placed in a trust account established for the benefit of the Company’s public shareholders. The Company incurred $2,559,729 in initial public offering related costs, including $2,175,948 of underwriting fees and $383,781 of initial public offering costs.

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date which these financial statements were issued, in accordance with ASC Topic 855, “Subsequent Events”.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to AGBA Acquisition Limited. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to AGBA Holding Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s registration statement on Form S-1 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the British Virgin Islands on October 8, 2018 and formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the sale of the Private Units, our capital stock, debt or a combination of cash, stock and debt.

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a business combination. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

On May 16, 2019, the Company consummated its initial public offering of 4,600,000 Units, which includes the full exercise of the over-allotment option. Each Unit consists of one ordinary share, one redeemable warrant, and one right to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial business combination. Each redeemable warrant entitles the holder thereof to purchase one-half (1/2) of one ordinary share, and each ten rights entitle the holder thereof to receive one ordinary share at the closing of a business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $46,000,000. Simultaneously with the closing of the initial business combination, the Company consummated a private placement (“Private Placement”) of 225,000 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,250,000. A total of $46,000,000 of the net proceeds from the sale of Units in the initial business combination (including the over-allotment option units) and the Private Placements were placed in a trust account established for the benefit of the Company’s public shareholders. The Company incurred $2,559,729 in initial public offering related costs, including $2,175,948 of underwriting fees and $383,781 of initial public offering costs.

We will not issue fractional shares. As a result, you must (1) exercise warrants in multiples of two warrants, at a price of $11.50 per full share, subject to adjustment as described in this prospectus, to validly exercise your warrants; and (2) hold rights in multiples of 10 in order to receive shares for all of your rights upon closing of a business combination.

Our management has broad discretion with respect to the specific application of the net proceeds of the initial business combination and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations

Our entire activity from inception up to May 16, 2019 was in preparation for the initial public offering. Since the initial public offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended March 31, 2019, we had a net loss of $10,015, which was comprised of general and administrative expenses. For the period from October 8, 2018 (Inception) to December 31, 2018, we had a net loss of $2,516, which was comprised of formation and operating costs.

Liquidity and Capital Resources

As of March 31, 2019, we had cash of $437,533 and a working capital deficit of $137,530. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report, on May 16, 2019, we consummated the initial public offering of 4,600,000 Units (which includes the full exercise of the underwriter’s over-allotment option), at a price of $10.00 per Unit, generating gross proceeds of $46,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 225,000 Private Units, at a price of $10.00 per Unit, generating gross proceeds of $2,250,000.

Following the initial public offering and the exercise of the over-allotment option, a total of $46,000,000 was placed in the Trust Account. We incurred $2,559,729 in initial public offering related costs, including $2,175,948 of underwriting fees and $383,781 of initial public offering Costs.

We intend to use substantially all of the net proceeds of the initial public offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our business combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. This belief is based on the fact that while we may begin preliminary due diligence of a target business in connection with an indication of interest, we intend to undertake in-depth due diligence, depending on the circumstances of the relevant prospective acquisition, only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of our initial business combination. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to use from the trust account is minimal as a result of the current interest rate environment, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from members of our management team, but such members of our management team are not under any obligation to advance funds to, or invest in, us. In the event that the business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative services to the Company. We began incurring these fees on May 16, 2019 and will continue to incur these fees monthly until the earlier of the completion of the business combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any significant accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through March 31, 2019 relates to our formation and the preparation for our initial public offering. We did not have any financial instruments that were exposed to market or interest rate risks on March 31, 2019. Following the consummation of the initial public offering, the net proceeds of the initial public offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 16, 2019, the Company consummated its initial public offering of 4,600,000 Units, which includes the full exercise of the underwriter’s over-allotment option of 600,000 Units. Each Unit consists of one ordinary share (“Ordinary Share”), one warrant (“Warrant”) entitling its holder to purchase one-half of one Ordinary Share at a price of $11.50 per whole share, and one right to receive 1/10 of an Ordinary Share at the closing of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $46,000,000. Simultaneously with the closing of the initial public offering, the Company consummated the private placement (“Private Placement”) of 225,000 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,250,000. The net proceeds from the sale of Units in the initial public offering (including the over-allotment option units) and the Private Placement were placed in a trust account established for the benefit of the Company’s public stockholders.

The Private Units are identical to the units sold in the initial public offering. Our Sponsor, which purchased all of the Private Units, agreed (A) to vote the private shares underlying the Private Units (the “Private Shares”) and any public shares acquired by it in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the consummation of the initial public offering (or 21 months, as applicable), unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the Private Shares) into the right to receive cash from the trust account in connection with a shareholder vote to approve our proposed initial business combination (or sell any shares they hold to us in a tender offer in connection with a proposed initial business combination) or a vote to amend the provisions of our memorandum and articles of association relating to the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the consummation of the initial public offering (or 21 months, as applicable) and (D) that the Private Shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the trust account if a business combination is not consummated. Additionally, our Sponsor agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of our initial business combination.

As of May 16, 2019, a total of $46,000,000 of the net proceeds from the initial public offering (including the over-allotment) and the Private Placement were in a trust account established for the benefit of the Company’s public shareholders.

We paid a total of $1,150,000 in underwriting discounts and commissions (not including the 4.0% deferred underwriting commission payable at the consummation of initial business combination) and approximately $383,781 for other costs and expenses related to our formation and the initial public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGBA ACQUISITION LIMITED

Date: June 25, 2019		/s/ Gordon Lee
	Name:	Gordon Lee
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 25, 2019		/s/ Vera Tan
	Name:	Vera Tan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)