Form 10-Q
period 2019-06-30
AGBA Acquisition Ltd
filed 2019-08-14
CIK 1769624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 9, 2019, there were 5,975,000 shares of the Company’s ordinary shares, par value $0.001 per share, issued and outstanding.

AGBA ACQUISITION LIMITED

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AGBA ACQUISITION LIMITED

CONDENSED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2019	December 31, 2018
		(Audited)
ASSETS
Current assets:
Cash	$1,017,392	$-
Prepayments	65,039	-
Deferred offering cost	-	72,500

Total Current Assets	1,082,431	72,500
Cash and investments held in trust account	46,162,186	-

TOTAL ASSETS	$47,244,617	$72,500

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued liabilities	$33,867	$2,500
Amount due to related party	435,063	72,515

Total Current Liabilities	468,930	75,015
Deferred underwriting compensation	1,025,948	-

TOTAL LIABILITIES	1,494,878	75,015

Commitments and contingencies
Ordinary shares, subject to conversion: 4,060,657 shares (at conversion value of $10.04 per share)	40,749,738	-

Shareholders’ Equity (Deficit):	-	-
Ordinary shares, $0.001 par value; 100,000,000 shares authorized; 1,914,343 and 1,000 shares issued and outstanding (excluding 4,060,657 shares subject to conversion)	1,914	-
Additional paid-in capital	4,963,720	1
Accumulated other comprehensive income	162,186	-
Accumulated deficits	(127,819)	(2,516)

Total Shareholders’ Equity (Deficit)	5,000,001	(2,515)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,244,617	$72,500

See accompanying notes to unaudited condensed financial statements.

AGBA ACQUISITION LIMITED

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30, 2019	Six months ended June 30, 2019

Formation, general and administrative expenses	$(115,319)	$(125,340)

Total operating expenses	(115,319)	(125,340)

Other income
Dividend income	-	1
Interest income	31	36

	31	37

NET LOSS	$(115,288)	$(125,303)

Other comprehensive income:
Unrealized gain on available held for sale securities	162,186	162,186

COMPREHENSIVE INCOME (LOSS)	$46,898	$36,883

Basic and diluted weighted average shares outstanding	1,447,398	934,798

Basic and diluted net loss per share	$(0.08)	$(0.13)

See accompanying notes to unaudited condensed financial statements.

AGBA ACQUISITION LIMITED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30, 2019
	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Retained earnings (accumulated	Total stockholder’s
	No. of shares	Amount	capital	income	deficit)	equity

Balance as of April 1, 2019	1,000	1	$-	$-	$(12,531)	(12,530)

Issuance of ordinary shares to the founder	1,149,000	1,149	23,851	-	-	25,000
Sale of units in initial public offering	4,600,000	4,600	45,995,400	-	-	46,000,000
Offering costs	-	-	(2,559,729)	-	-	(2,559,729)
Sale of ordinary shares to the founder in private placement	225,000	225	2,249,775	-	-	2,250,000
Ordinary shares subject to possible redemption	(4,060,657)	(4,061)	(40,745,677)	-	-	(40,749,738)
Sales of unit purchase option	-	-	100	-	-	100
Unrealized holding gain on available-for-sales securities	-	-	-	162,186	-	162,186
Net loss for the period	-	-	-	-	(115,288)	(115,288)

Balance as of June 30, 2019	1,914,343	1,914	4,963,720	162,186	(127,819)	5,000,001

	Six months ended June 30, 2019
	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Retained earnings (accumulated	Total stockholder’s
	No. of shares	Amount	capital	income	deficit)	equity

Balance as of January 1, 2019	1,000	1	-	-	(2,516)	(2,515)

Issuance of ordinary shares to the founder	1,149,000	1,149	23,851	-	-	25,000
Sale of units in initial public offering	4,600,000	4,600	45,995,400	-	-	46,000,000
Offering costs	-	-	(2,559,729)	-	-	(2,559,729)
Sale of ordinary shares to the founder in private placement	225,000	225	2,249,775	-	-	2,250,000
Ordinary shares subject to possible redemption	(4,060,657)	(4,061)	(40,745,677)	-	-	(40,749,738)
Sales of unit purchase option	-	-	100	-	-	100
Unrealized holding gain on available-for-sales securities	-	-	-	162,186	-	162,186
Net loss for the period	-	-	-	-	(125,303)	(125,303)

Balance as of June 30, 2019	1,914,343	1,914	4,963,720	162,186	(127,819)	5,000,001

See accompanying notes to unaudited condensed financial statements.

AGBA ACQUISITION LIMITED

CONDENSED STATEMENT OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Six months ended June 30, 2019
Cash flow from operating activities
Net loss	$(125,303)
Adjustments to reconcile net loss to net cash used in operating activities
Change in operating assets and liabilities:
Increase in prepayments	(65,039)
Increase in accrued liabilities	31,367

Cash used in operating activities	(158,975)

Cash flows from investing activities
Proceeds deposited in Trust Account	(46,000,000)

Net cash used in investing activities	(46,000,000)

Cash flows from financing activities
Proceeds from unit purchase option	100
Proceeds from public offering, net of offering cost	44,538,719
Proceeds from sale of private placement	2,250,000
Proceeds from issuance of ordinary shares to Initial Shareholder	25,000
Advances from a related party	362,548
Payment of offering costs	-

Net cash provided by financing activities	47,176,367

NET CHANGE IN CASH AND CASH EQUIVALENT	1,017,392

Cash and cash equivalent, beginning of period	-

Cash and cash equivalent, end of period	$1,017,392

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Deferred offering costs included in accrued offering costs	$-
Initial classification of shares subject to conversion	$40,702,622
Change in value of shares subject to conversion	$47,116
Deferred underwriting compensation	$1,025,948

See accompanying notes to unaudited condensed financial statements.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

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

The Company’s entire activity from inception up to May 16, 2019 was in preparation for the initial public offering. Since the initial public offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company has selected December 31 as its fiscal year end and tax year end.

Financing

The registration statement for the Company’s initial public offering (the “Public Offering” as described in Note 3) was declared effective by the United States Securities and Exchange Commission (“SEC”) on May 13, 2019. The Company consummated the Public Offering on May 16, 2019 of 4,600,000 units at $10.00 per unit (the “Public Units’) and sold to the Sponsor to purchase 225,000 units at $10.00 per unit. The Company received net proceeds of $46,716,219. The Company incurred $2,559,729 in initial public offering related costs, including $2,175,948 of underwriting fees and $383,781 of initial public offering costs.

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

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company’s amended and restated memorandum and articles of association contains provisions designed to provide certain rights and protections to our ordinary shareholders prior to the consummation of the initial business combination. These provisions cannot be amended without the approval of 65% (or 50% if approved in connection with the initial business combination) of the Company’s outstanding ordinary shares attending and voting on such amendment. The Company’s initial shareholders, who beneficially owned 20.0% of ordinary shares upon the closing of the initial public offering, will participate in any vote to amend the amended and restated memorandum and articles of association and will have the discretion to vote in any manner they choose. Prior to the initial business combination, if the Company seek to amend any provisions of the amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, the Company will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote on any proposed amendments to the amended and restated memorandum and articles of association. The Company and the directors and officers have agreed not to propose any amendment to the amended and restated memorandum and articles of association that would affect the substance and timing of the Company’s obligation to redeem the public shares if the Company are unable to consummate the initial business combination within 12 months (or 21 months, as applicable) from the closing of the initial public offering. The Company’s initial shareholders have agreed to waive any redemption rights with respect to any insider shares and any public shares they may hold in connection with any vote to amend our amended and restated memorandum and articles of association prior to our initial business combination.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidation

If the Company does not complete a business combination within 12 months from the consummation of the Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, if the Company anticipate that the Company may not be able to consummate its initial business combination within 12 months, the Company may, but are not obligated to, extend the period of time to consummate a business combination three times by an additional three months each time (for a total of up to 21 months to complete a business combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $400,000, or $460,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial business combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete our initial business combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate the Company initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If the Company is unable to consummate the Company’s initial business combination within such time period, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

●	Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were $1,017,392 cash equivalents as of June 30, 2019.

●	Cash and investments held in trust account

At June 30, 2019, the assets held in the Trust Account are held in cash and US Treasury securities.

The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive loss. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the statements of operations.

●	Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2019, 4,060,657 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 —

Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —

Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of June 30, 2019 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2019, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2019	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,162,186	$46,162,186	$-	$-

*	included in cash and investments held in trust account on the Company’s balance sheet.

●	Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and trust accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “ Income Taxes ,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture by the Sponsor. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential ordinary share equivalents had been issued and if the additional ordinary shares were dilutive.

	Three months ended June 30, 2019	Six months ended June 30, 2019

Net loss attributable to common shareholder	$(115,288)	$(125,303)

Weighted average common shares outstanding – Basic and diluted	1,981,431	1,981,431

Net loss per share – Basic and diluted	$(0.06)	$(0.06)

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 3 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of June 30, 2019, investment securities in the Company’s Trust Account consisted of $46,161,328 in United States Treasury Bills and $858 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying June 30, 2019 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on June 30, 2019 is as follows:

	Carrying Value as of June 30, 2019 (unaudited)	Gross Unrealized Holding Gain	Fair Value as of June 30, 2019 (unaudited)

Held-to-maturity:
U.S. Treasury Securities	$45,999,142	$162,186	$46,161,328

NOTE 4 — PUBLIC OFFERING

On May 16, 2019, the Company sold 4,600,000 units at a price of $10.00 per Public Unit in the Public Offering. Each Public Unit consists of one ordinary share of the Company, $0.001 par value per share (the “Public Shares”), and one right (the “Public Rights”). Each Public Right entitles the holder to receive one-tenth (1/10) of an ordinary share upon consummation of an initial Business Combination. In addition, the Company has granted Chardan Capital Markets, LLC, the underwriter of the Public Offering, a 45-day option to purchase up to 225,000 Public Units solely to cover over-allotments, if any.

If the Company does not complete its Business Combination within the necessary time period described in Note 1, the Public Rights will expire and be worthless. Since the Company is not required to net cash settle the Rights and the Rights are convertible upon the consummation of an initial Business Combination, the Management determined that the Rights are classified within shareholders’ equity as “Additional paid-in capital” upon their issuance in accordance with ASC 815-40. The proceeds from the sale are allocated to Public Shares and Rights based on the relative fair value of the securities in accordance with ASC 470-20-30. The value of the Public Shares and Rights will be based on the closing price paid by investors.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company paid an upfront underwriting discount of $1,150,000 (2.5%) of the per unit offering price to the underwriter at the closing of the Public Offering, with an additional fee of $1,025,948 (the “Deferred Discount”) of 2.0% of the gross offering proceeds payable upon the Company’s completion of the Business Combination. The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. In the event that the Company does not close the Business Combination, the underwriter has waived its right to receive the Deferred Discount. The underwriter is not entitled to any interest accrued on the Deferred Discount.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

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

Administrative Services Agreement

The Company is obligated to pay AGBA Holding Limited, a company owned by the insiders, a monthly fee of $10,000 for general and administrative services. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s audit committee that the Company lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with the initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Related Party Loan

In order to meet the working capital needs following the consummation of the Public Offering, the initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 55,000 ordinary shares (which includes 5,000 shares issuable upon conversion of rights) and warrants to purchase 25,000 ordinary shares if $500,000 of notes were so converted). The Company’s shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If the Company does not complete a business combination, the loans will not be repaid.

Related Party Extensions Loan

The Company’s will have until 12 months from the consummation of the initial public offering to consummate the initial business combination. However, if the Company anticipate that the Company may not be able to consummate the initial business combination within 12 months, the Company may, but are not obligated to, extend the period of time to consummate a business combination three times by an additional three months each time (for a total of up to 21 months to complete a business combination). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $400,000, or $460,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit.

Related Party Advances

In the event the Sponsor pays for any expense or liability on behalf of the Company, then such payments would be accounted for as loan to the Company by the Sponsor. The Sponsor, AGBA Holding Limited, has paid the expenses incurred by the Company an aggregate of $435,063 on a non-interest bearing basis as of June 30, 2019.

As of June 30, 2019, the Company owed a balance of $435,063 to AGBA Holding Limited.

NOTE 6 – SHAREHOLDER’S EQUITY

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares at par $0.001.

The Company’s shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. In connection with any vote held to approve our initial business combination, all of the initial shareholders, as well as all of the officers and directors, have agreed to vote their respective ordinary shares owned by them immediately prior to the initial public offering and any shares purchased in the open market in favor of the proposed business combination.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

On February 22, 2019, the Company issued an aggregate of 1,149,000 founder shares to the sponsor for an aggregate purchase price of $25,000 in cash.

As of June 30, 2019, 1,914,343 ordinary shares issued and outstanding excluding 4,060,657 shares are subject to possible conversion.

Warrants

Each redeemable warrant entitles the holder thereof to purchase one-half (1/2) of one ordinary share at a price of $11.50 per full share, subject to adjustment. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares. This means that only an even number of warrants may be exercised at any given time by a warrant holder.

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

The warrants will become exercisable on the later of the completion of an initial business combination and May 13, 2020. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Rights

Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-tenth (1/10) of an ordinary share upon consummation of the initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of the business combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the British Virgin Islands law. As a result, you must hold rights in multiples of 10 in order to receive shares for all of your rights upon closing of a business combination. If we are unable to complete an initial business combination within the required time period and the Company redeem the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of our insider shares issued and outstanding prior to our initial public offering, as well as the holders of the Private Units (and all underlying securities) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, are be entitled to registration rights pursuant to a registration rights agreement entered into concurrently withour initial public offering. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company will grant the underwriters a 45-day option to purchase up to 600,000 Units (over and above 4,000,000 units referred to above) solely to cover over-allotments at the Proposed Public Offering price, less the underwriting discounts and commissions.

At the closing of the Proposed Public Offering, the underwriters will be entitled to a cash underwriting discount of six and half percent (6.5%), or $0.65 per unit, of the gross proceeds of the Proposed Public Offering. Two and one-half percent (2.5%), or $0.25 per share, is not contingent and will be paid at the closing of the Proposed Public Offering. Four percent (4.0%), or $0.40 per unit, is contingent on the closing of a business combination and will be deferred by the underwriters and be placed in the Trust Account. Such deferred amount will only be payable to the underwriters upon closing of a business combination. Further, the deferred amount paid to the underwriters upon the closing of a business combination will be reduced by two percent (2.0%), or $0.20 per unit, for each unit that is redeemed by shareholders in connection with the business combination. If the business combination is not consummated, the deferred amount will be forfeited by the underwriters. The underwriters will not be entitled to any interest accrued on the deferred amount.

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

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company sold to Maxim for $100, an option to purchase 276,000 units exercisable, at $11.50 per unit, between the first and fifth anniversary of the effective date of the registration statement relating to our initial public offering. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on May 13, 2024. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Public Offering resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of the unit purchase option is approximately $747,960, or $2.71 per Unit, using the Black-Scholes option-pricing model. The fair value of the unit purchase option to be granted to the underwriters is estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 2.18% and (3) expected life of four years between first and fifth anniversary dates of the Effective Date. The option and the units, as well as the ordinary shares and warrants to purchase ordinary shares that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement for our initial public offering pursuant to Rule 5110(g)(1) of FINRA’s Rules, during which time the option may not be sold, transferred, assigned, pledged or hypothecated, or be subject of any hedging, short sale, derivative or put or call transaction that would result in the economic disposition of the securities. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated prior to May 13, 2020 except to any underwriters and selected dealer participating in the offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement of which forms a part with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. We will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

Right of First Refusal

Subject to certain conditions, the Company granted Maxim, for a period of 18 months after the date of the consummation of the business combination, a right of first refusal to act as lead underwriters or minimally as a co-manager, with at least 30% of the economics; or, in the case of a three-handed deal, 20% of the economics, for any and all future public and private equity and debt offerings. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement for our initial public offering.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2019, up through the date was the Company issued the balance sheet.

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

We will not issue fractional shares. As a result, you must (1) exercise warrants in multiples of two warrants, at a price of $11.50 per full share, to validly exercise your warrants; and (2) hold rights in multiples of 10 in order to receive shares for all of your rights upon closing of a business combination.

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

For the three and six month period quarter ended June 30, 2019, we had a net loss of $115,288 and $125,340, respectively, which was comprised of general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2019, we had cash of $1,017,392 and a working capital of $613,501.  Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds of the IPO held in the trust account may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

AGBA ACQUISITION LIMITED

Date: August 14, 2019		/s/ Gordon Lee
	Name:	Gordon Lee
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2019		/s/ Vera Tan
	Name:	Vera Tan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)