Form 10-Q
period 2019-09-30
AGBA Acquisition Ltd
filed 2019-11-14
CIK 1769624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 7, 2019, there were 5,975,000 shares of the Company’s ordinary shares, par value $0.001 per share, issued and outstanding.

AGBA ACQUISITION LIMITED

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AGBA ACQUISITION LIMITED

CONDENSED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash	$949,160	$-
Prepayments	45,527	-
Deferred offering cost	-	72,500

Total Current Assets	994,687	72,500
Cash and investments held in trust account	46,423,549	-

TOTAL ASSETS	$47,418,236	$72,500

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued liabilities	$8,801	$2,500
Amount due to related party	509,007	72,515

Total Current Liabilities	517,808	75,015
Deferred underwriting compensation	1,025,948	-

TOTAL LIABILITIES	1,543,756	75,015

Commitments and contingencies
Ordinary shares, subject to conversion: 4,050,156 shares (at conversion value of $10.09 per share)	40,874,479	-

Shareholders’ Equity (Deficit):
Ordinary shares, $0.001 par value; 100,000,000 shares authorized; 1,924,844 and 1,000 shares issued and outstanding (excluding 4,050,156 shares subject to conversion)	1,925	-
Additional paid-in capital	4,838,968	1
Accumulated other comprehensive income	423,544	-
Accumulated deficits	(264,436)	(2,516)

Total Shareholders’ Equity (Deficit)	5,000,001	(2,515)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,418,236	$72,500

See accompanying notes to unaudited condensed financial statements.

AGBA ACQUISITION LIMITED

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30, 2019	Nine months ended September 30, 2019

Formation, general and administrative expenses	$(136,639)	$(261,978)

Total operating expenses	(136,639)	(261,978)

Other income
Dividend income	5	5
Interest income	17	53

Total other income	22	58

NET LOSS	$(136,617)	$(261,920)

Other comprehensive income:
Unrealized gain on available held for sale securities	261,358	423,544

COMRPEHENSIVE INCOME	$124,741	$161,624

Basic and diluted weighted average shares outstanding	1,914,343	1,264,901

Basic and diluted net loss per share	$(0.07)	$(0.21)

See accompanying notes to unaudited condensed financial statements.

AGBA ACQUISITION LIMITED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30, 2019
	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Retained earnings (accumulated	Total stockholder’s
	No. of shares	Amount	capital	income	deficit)	equity

Balance as of July 1, 2019	1,914,343	$1,914	$4,963,720	$162,186	$(127,819)	$5,000,001

Ordinary shares subject to possible redemption	10,501	11	(124,752)	-	-	(124,741)
Unrealized holding gain on available-for-sales securities	-	-	-	261,358	-	261,358
Net loss for the period	-	-	-	-	(136,617)	(136,617)

Balance as of September 30, 2019	1,924,844	$1,925	$4,838,968	$423,544	$(264,436)	$5,000,001

	Nine months ended September 30, 2019
	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Retained earnings (accumulated	Total stockholder’s
	No. of shares	Amount	capital	income	deficit)	equity

Balance as of January 1, 2019	1,000	$1	$-	$-	$(2,516)	$(2,515)

Issuance of ordinary shares to the founder	1,149,000	1,149	23,851	-	-	25,000
Sale of units in initial public offering	4,600,000	4,600	45,995,400	-	-	46,000,000
Offering costs	-	-	(2,559,729)	-	-	(2,559,729)
Sale of ordinary shares to the founder in private placement	225,000	225	2,249,775	-	-	2,250,000
Ordinary shares subject to possible redemption	(4,050,156)	(4,050)	(40,870,429)	-	-	(40,874,479)
Sales of unit purchase option	-	-	100	-	-	100
Unrealized holding gain on available-for-sales securities	-	-	-	423,544	-	423,544
Net loss for the period	-	-	-	-	(261,920)	(261,920)

Balance as of September 30, 2019	1,924,844	$1,925	4,838,968	423,544	(264,436)	5,000,001

See accompanying notes to unaudited condensed financial statements.

AGBA ACQUISITION LIMITED

CONDENSED STATEMENT OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Nine months ended September 30, 2019
Cash flow from operating activities
Net loss	$(261,920)
Adjustments to reconcile net loss to net cash used in operating activities
Change in operating assets and liabilities:
Increase in prepayments	(45,527)
Increase in accrued liabilities	6,301

Cash used in operating activities	(301,146)

Cash flows from investing activities
Proceeds deposited in Trust Account	(46,000,005)

Net cash used in investing activities	(46,000,005)

Cash flows from financing activities
Proceeds from unit purchase option	100
Proceeds from public offering, net of offering cost	44,538,719
Proceeds from sale of private placement	2,250,000
Proceeds from issuance of ordinary shares to Initial Shareholder	25,000
Advances from a related party	436,492
Payment of offering costs	-

Net cash provided by financing activities	47,250,311

NET CHANGE IN CASH AND CASH EQUIVALENT	949,160

Cash and cash equivalent, beginning of period	-

Cash and cash equivalent, end of period	$949,160

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Deferred offering costs included in accrued offering costs	$-
Initial classification of shares subject to conversion	$40,702,622
Change in value of shares subject to conversion	$171,857
Deferred underwriting compensation	$1,025,948

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

The Company’s amended and restated memorandum and articles of association contains provisions designed to provide certain rights and protections to our ordinary shareholders prior to the consummation of the initial business combination. These provisions cannot be amended without the approval of 65% (or 50% if approved in connection with the initial business combination) of the Company’s outstanding ordinary shares attending and voting on such amendment. The Company’s initial shareholders, who will beneficially own 20.0% of ordinary shares upon the closing of the initial public offering (assuming they do not purchase any units in the initial public offering), will participate in any vote to amend the amended and restated memorandum and articles of association and will have the discretion to vote in any manner they choose. Prior to the initial business combination, if the Company seek to amend any provisions of the amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, the Company will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote on any proposed amendments to the amended and restated memorandum and articles of association. The Company and the directors and officers have agreed not to propose any amendment to the amended and restated memorandum and articles of association that would affect the substance and timing of the Company’s obligation to redeem the public shares if the Company are unable to consummate the initial business combination within 12 months (or 21 months, as applicable) from the closing of the initial public offering. The Company’s initial shareholders have agreed to waive any redemption rights with respect to any insider shares and any public shares they may hold in connection with any vote to amend our amended and restated memorandum and articles of association prior to our initial business combination.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were $949,160 cash equivalents as of September 30, 2019.

●	Cash and investments held in trust account

At September 30, 2019, the assets held in the Trust Account are held in cash and US Treasury securities.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2019, 4,050,156 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of September 30, 2019 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2019, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2019	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,423,549	$46,423,549	$-	$-

*	included in cash and investments held in trust account on the Company’s balance sheet.

●	Concentration of credit risk

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

	Three months ended September 30, 2019	Nine months ended September 30, 2019

Net loss attributable to common shareholder	$(136,617)	$(261,920)

Weighted average common shares outstanding – Basic and diluted	1,914,343	1,264,901

Net loss per share – Basic and diluted	$(0.07)	$(0.21)

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

NOTE 3 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of September 30, 2019, investment securities in the Company’s Trust Account consisted of $46,422,686 in United States Treasury Bills and $863 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying September 30, 2019 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on September 30, 2019 is as follows:

	Carrying Value as of September 30, 2019 (unaudited)	Gross Unrealized Holding Gain	Fair Value as of September 30, 2019 (unaudited)

Held-to-maturity:
U.S. Treasury Securities	$45,999,142	$423,544	$46,422,686

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

Related Party Advances

In the event the Sponsor pays for any expense or liability on behalf of the Company, then such payments would be accounted for as loan to the Company by the Sponsor. The Sponsor, AGBA Holding Limited, has paid the expenses incurred by the Company an aggregate of $509,007 on a non-interest bearing basis as of September 30, 2019.

As of September 30, 2019, the Company owed a balance of $509,007 to AGBA Holding Limited.

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

As of September 30, 2019, 1,924,844 ordinary shares issued and outstanding excluding 4,050,156 shares are subject to possible conversion.

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

Rights

Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-tenth (1/10) of an ordinary share upon consummation of the initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of the business combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the British Virgin Islands law. As a result, you must hold rights in multiples of 10 in order to receive shares for all of your rights upon closing of a business combination. If we are unable to complete an initial business combination within the required time period and the Company redeem the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of our insider shares issued and outstanding prior to our initial public offering, as well as the holders of the Private Units (and all underlying securities) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, are be entitled to registration rights pursuant to a registration rights agreement entered into concurrently without initial public offering. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2019, up through the date was the Company issued the balance sheet.

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

For the quarter ended September 30, 2019, we had a net loss of $136,617, which was comprised of general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2019, we had cash of $949,160.  Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

AGBA ACQUISITION LIMITED

Date: November 14, 2019		/s/ Gordon Lee
	Name:	Gordon Lee
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2019		/s/ Vera Tan
	Name:	Vera Tan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)