Form 10-Q
period 2020-03-31
AGBA Acquisition Ltd
filed 2020-05-18
CIK 1769624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 6, 2020, there were 5,975,000 shares of the Company’s ordinary shares, par value $0.001 per share, issued and outstanding.

AGBA ACQUISITION LIMITED

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AGBA ACQUISITION LIMITED

CONDENSED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$856,759	$929,335
Prepayments	6,504	26,016

Total Current Assets	863,263	955,351
Cash and investments held in trust account	46,838,626	46,603,976

TOTAL ASSETS	$47,701,889	$47,559,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$10,469	$11,755
Amount due to related party	585,194	543,193

Total Current Liabilities	595,663	554,948
Deferred underwriting compensation	1,025,948	1,025,948

TOTAL LIABILITIES	1,621,611	1,580,896

Commitments and contingencies
Ordinary shares, subject to conversion: 4,034,475 and 4,044,736 shares (at conversion value of $10.18 and $10.09 per share)	41,080,277	40,978,430

Shareholders’ Equity:
Ordinary shares, $0.001 par value; 100,000,000 shares authorized; 1,940,525 and 1,930,264 shares issued and outstanding (excluding 4,034,475 and 4,044,736 shares subject to conversion)	1,941	1,930
Additional paid-in capital	4,633,154	4,735,012
Accumulated other comprehensive income	332,721	98,103
Retained earnings	32,185	164,956

Total Shareholders’ Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,701,889	$47,559,327

See accompanying notes to unaudited condensed financial statements.

AGBA ACQUISITION LIMITED

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2020	2019

Formation, general and administrative expenses	$(132,978)	$(10,020)

Total operating expenses	(132,978)	(10,020)

Other income
Dividend income	32	-
Foreign exchange gain	153	-
Interest income	22	5

Loss before income taxes	(132,771)	(10,015)

Income taxes	-	-

NET LOSS	(132,771)	(10,015)

Other comprehensive income:
Unrealized gain on securities held to maturity	234,618	-

COMRPEHENSIVE INCOME (LOSS)	$101,847	$(10,015)

Basic and diluted weighted average shares outstanding	1,930,264	486,133

Basic and diluted net loss per share	$(0.07)	$(0.02)

See accompanying notes to unaudited condensed financial statements.

AGBA ACQUISITION LIMITED

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31, 2020
	Ordinary shares		Additional	Accumulated other	Retained earnings	Total
	No. of shares	Amount	paid-in capital	comprehensive income	(accumulated deficit)	shareholder’s equity

Balance as of January 1, 2020	1,930,264	$1,930	$4,735,012	$98,103	$164,956	$5,000,001

Ordinary shares subject to possible redemption	10,261	11	(101,858)	-	-	(101,847)
Unrealized holding gain on available-for-sales securities	-	-	-	234,618	-	234,618
Net loss for the period	-	-	-	-	(132,771)	(132,771)

Balance as of March 31, 2020	1,940,525	$1,941	$4,633,154	$332,721	$32,185	$5,000,001

	Three months ended March 31, 2019
	Ordinary shares		Additional	Retained earnings	Total
	No. of shares	Amount	paid-in capital	(accumulated deficit)	shareholder’s equity

Balance as of January 1, 2019	1,000	$1	$-	$(2,516)	$(2,515)

Issuance of ordinary shares to the founder	1,149,000	1,149	23,851	-	25,000
Net loss for the period	-	-	-	(10,015)	(10,015)

Balance as of March 31, 2019	1,150,000	$1,150	$23,851	$(12,531)	$12,470

See accompanying notes to unaudited condensed financial statements.

AGBA ACQUISITION LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2020	2019
Cash flow from operating activities
Net loss	$(132,771)	$(10,015)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest income earned in cash and investments held in trust account	(32)	-

Change in operating assets and liabilities:
Decrease in prepayments	19,512	-
Decrease increase in accrued liabilities	(1,286)	(2,500)
Cash used in operating activities	(114,577)	(12,515)

Cash flows from financing activities
Proceed from issuance of ordinary shares to initial shareholder	-	25,000
Advance from a related party	42,001	502,548
Payment of offering costs	-	(77,500)

Net cash provided by financing activities	42,001	450,048

NET CHANGE IN CASH	(72,576)	437,533

Cash, beginning of period	929,335	-

Cash, end of period	$856,759	$437,533

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Unrealized gain on Trust Account	$234,618	$-
Changes in ordinary shares subject to conversion	$101,857	$-

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

Financing

The registration statement for the Company’s initial public offering (the “Public Offering” as described in Note 3) was declared effective by the United States Securities and Exchange Commission (“SEC”) on May 13, 2019. The Company consummated the Public Offering on May 16, 2019 of 4,600,000 units at $10.00 per unit (the “Public Units’) and sold to the Sponsor to purchase 225,000 units at $10.00 per unit. The Company received net proceeds of $46,716,219. The Company incurred $2,559,729 in initial public offering related costs, including $2,175,948 of underwriting fees and $383,781 of initial public offering costs. All of which were paid except the deferred underwriting fee of $1,025,948.

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

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 31, 2020.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were $856,759 cash equivalents as of March 31, 2020.

●	Cash and investments held in trust account

As of March 31, 2020, the assets held in the Trust Account are held in cash and US Treasury securities.

The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive loss. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the statements of operations and comprehensive (income) loss.

●	Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2020, 4,034,475 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

 The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of March 31, 2020 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2020	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,838,626	$46,838,626	$-	$-

	December 31, 2019	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Audited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,603,976	$46,603,976	$-	$-

*	included is $10,499 in cash in the Cash and investments held in trust account on the Company’s balance sheet.

●	Concentration of credit risk

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income (loss) by the weighted-average number of ordinary shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture by the Sponsor. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional ordinary shares that would have been outstanding if the potential ordinary share equivalents had been issued and if the additional ordinary shares were dilutive.

	Three months ended March 31, 2020	Three months ended March 31, 2019

Net loss attributable to ordinary shareholders	$(132,771)	$(10,015)

Weighted average ordinary shares outstanding – Basic and diluted	1,930,264	486,133

Net loss per share – Basic and diluted	$(0.07)	$(0.02)

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

NOTE 3 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

 As of March 31, 2020, investment securities in the Company’s Trust Account consisted of $46,828,127 in United States Treasury Bills and $10,499 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying March 31, 2020 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on March 31, 2020 and December 31, 2019 is as follows:

	Carrying Value as of March 31, 2020 (Unaudited)	Gross Unrealized Holding Gain	Fair Value as of March 31, 2020 (Unaudited)

Held-to-maturity:
U.S. Treasury Securities	$46,495,406	$332,721	$46,828,127

	Carrying Value as of December 31, 2019 (Audited)	Gross Unrealized Holding Gain	Fair Value as of December 31, 2019 (Audited)

Available-for-sale marketable securities:
U.S. Treasury Securities	$46,421,849	$171,659	$46,593,508

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

Related Party Advances

In the event the Sponsor pays for any expense or liability on behalf of the Company, then such payments would be accounted for as loan to the Company by the Sponsor. The Sponsor, AGBA Holding Limited, has paid the expenses incurred by the Company an aggregate of $585,194 on a non-interest bearing basis as of March 31, 2020.

As of March 31, 2020 and December 31, 2019, the Company owed a balance of $585,194 and $543,193 to AGBA Holding Limited, respectively.

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

As of March 31, 2020 and December 31, 2019, 1,940,525 and 1,930,264 ordinary shares issued and outstanding excluding 4,034,475 and 4,044,736 shares are subject to possible conversion.

Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”), including the reclassification out of AOCI.

Available-for-sale securities
Balance as of January 1, 2020	$98,103
Other comprehensive income before reclassifications	234,618
Amounts reclassified from AOCI into interest income	-
Balance as of March 31, 2020	$332,721

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

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company sold to Maxim for $100, an option to purchase 276,000 units exercisable, at $11.50 per unit, between the first and fifth anniversary of the effective date of the registration statement relating to our initial public offering. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on May 13, 2024. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Public Offering resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of the unit purchase option is approximately $747,960, or $2.71 per Unit, using the Black-Scholes option-pricing model. The fair value of the unit purchase option to be granted to the underwriters is estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 2.18% and (3) expected life of four years between first and fifth anniversary dates of the Effective Date. The option and the units, as well as the ordinary shares and warrants to purchase ordinary shares that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement for our initial public offering pursuant to Rule 5110(g)(1) of FINRA’s Rules, during which time the option may not be sold, transferred, assigned, pledged or hypothecated, or be subject of any hedging, short sale, derivative or put or call transaction that would result in the economic disposition of the securities. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated prior to May 13, 2020 except to any underwriters and selected dealer participating in the offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement of which forms a part with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. We will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a share dividend, or our recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

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

NOTE 8 – SUBSEQUENT EVENTS

On May 11, 2020, the Company issued unsecured promissory note in the aggregate principal amount of $460,000 to AGBA Holding Limited in exchange for its depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination.

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

For the quarter ended March 31, 2020, we had a net loss of $132,771 which was comprised of general and administrative expenses.

For the quarter ended March 31, 2019, we had a net loss of $10,015 which was comprised of general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2020, we had cash of $856,759.  Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

AGBA ACQUISITION LIMITED

Date: May 18, 2020		/s/ Gordon Lee
	Name:	Gordon Lee
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2020		/s/ Vera Tan
	Name:	Vera Tan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)