Form 10-Q
period 2020-06-30
AGBA Acquisition Ltd
filed 2020-08-14
CIK 1769624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 13, 2020, there were 5,975,000 shares of the Company’s ordinary shares, par value $0.001 per share, issued and outstanding.

AGBA ACQUISITION LIMITED

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AGBA ACQUISITION LIMITED

CONDENSED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$333,397	$929,335
Prepayments	79,237	26,016

Total Current Assets	412,634	955,351
Cash and investments held in trust account	47,307,540	46,603,976

TOTAL ASSETS	$47,720,174	$47,559,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$4,903	$11,755
Amount due to related party	221,115	543,193

Total Current Liabilities	226,018	554,948
Convertible promissory note payable	460,000	-
Deferred underwriting compensation	1,025,948	1,025,948

TOTAL LIABILITIES	1,711,966	1,580,896

Commitments and contingencies
Ordinary shares, subject to conversion: 3,987,478 and 4,044,736 shares (at conversion value of $10.18 and $10.09 per share)	41,008,207	40,978,430

Shareholders’ Equity:
Ordinary shares, $0.001 par value; 100,000,000 shares authorized; 1,987,522 and 1,930,264 shares issued and outstanding (excluding 3,987,478 and 4,044,736 shares subject to conversion)	1,988	1,930
Additional paid-in capital	4,705,177	4,735,012
Accumulated other comprehensive income	-	98,103
Retained earnings	292,836	164,956

Total Shareholders’ Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,720,174	$47,559,327

See accompanying notes to unaudited condensed financial statements.

AGBA ACQUISITION LIMITED

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Formation, general and administrative expenses	$(80,962)	$(115,319)	$(213,787)	$(125,340)

Total operating expenses	(80,962)	(115,319)	(213,787)	(125,340)

Other income
Dividend income	7,039	-	7,071	1
Interest income	334,574	31	334,596	36
	341,613	31	341,667	37

Income (loss) before income taxes	260,651	(115,288)	127,880	(125,303)

Income taxes	-	-	-	-

NET INCOME (LOSS)	260,651	$(115,288)	$127,880	$(125,303)

Other comprehensive income:
Unrealized gain on available held for sale securities	-	162,186	-	162,186

COMPREHENSIVE INCOME	$260,651	$46,898	$127,880	$36,883

Basic and diluted weighted average shares outstanding	1,919,201	1,447,398	1,924,732	934,798

Basic and diluted net loss per share	$(0.02)	$(0.08)	$(0.09)	$(0.13)

See accompanying notes to unaudited condensed financial statements.

AGBA ACQUISITION LIMITED

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30, 2020
	Ordinary shares		Additional	Accumulated other	Retained earnings	Total
	No. of shares	Amount	paid-in capital	comprehensive income	(accumulated deficit)	shareholders’ equity

Balance as of April 1, 2020	1,940,525	$1,941	$4,633,154	$332,721	$32,185	$5,000,001
Ordinary shares subject to possible redemption	46,997	47	72,023	-	-	72,070
Realized holding gain on available-for-sales securities	-	-	-	(334,594)	-	(334,594)
Unrealized holding gain on available-for-sales securities	-	-	-	1,873	-	1,873
Net income for the period	-	-	-	-	260,651	260,651

Balance as of June 30, 2020	1,987,522	$1,988	$4,705,177	$-	$292,836	$5,000,001

	Three months ended June 30, 2019
	Ordinary shares		Additional	Accumulated other	Retained earnings	Total
	No. of shares	Amount	paid-in capital	comprehensive income	(accumulated deficit)	shareholders’ equity

Balance as of April 1, 2019	1,000	$1	$-	$-	$(12,531)	$(12,530)
Issuance of ordinary shares to the founder	1,149,000	1,149	23,851	-	-	25,000
Sale of units in initial public offering	4,600,000	4,600	45,995,400	-	-	46,000,000
Offering costs	-	-	(2,559,729)	-	-	(2,559,729)
Sale of ordinary shares to the founder in private placement	225,000	225	2,249,775	-	-	2,250,000
Ordinary shares subject to possible redemption	(4,060,657)	(4,061)	(40,745,677)	-	-	(40,749,738)
Sales of unit purchase option	-	-	100	-	-	100
Unrealized holding gain on available-for-sales securities	-	-	-	162,186	-	162,186
Net loss for the period	-	-	-	-	(115,288)	(15,288)

Balance as of June 30, 2019	1,914,343	$1,914	$4,963,720	$162,186	$(127,819)	$5,000,001

See accompanying notes to unaudited condensed financial statements.

AGBA ACQUISITION LIMITED

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended June 30, 2020
	Ordinary shares		Additional	Accumulated other	Retained earnings	Total
	No. of shares	Amount	paid-in capital	comprehensive income	(accumulated deficit)	shareholders’ equity

Balance as of January 1, 2020	1,930,264	$1,930	$4,735,012	$98,103	$164,956	$5,000,001

Ordinary shares subject to possible redemption	57,258	58	(29,835)	-	-	(29,777)
Realized holding gain on available-for-sales securities	-	-	-	(334,594)	-	(334,594)
Unrealized holding gain on available-for-sales securities	-	-	-	236,491	-	236,491
Net income for the period	-	-	-	-	127,880	127,880

Balance as of June 30, 2020	1,987,522	$1,988	$4,705,177	$-	$292,836	$5,000,001

	Six months ended June 30, 2019
	Ordinary shares		Additional	Accumulated other	Retained earnings	Total
	No. of shares	Amount	paid-in capital	comprehensive income	(accumulated deficit)	shareholders’ equity

Balance as of January 1, 2019	1,000	$1	$-	$-	$(2,516)	$(2,515)
Issuance of ordinary shares to the founder	1,149,000	1,149	23,851	-	-	25,000
Sale of units in initial public offering	4,600,000	4,600	45,995,400	-	-	46,000,000
Offering costs	-	-	(2,559,729)	-	-	(2,559,729)
Ordinary shares subject to possible redemption	(4,060,657)	(4,061)	(40,745,677)	-	-	(40,749,738)
Sale of ordinary shares to the founder in private placement	225,000	225	2,249,775	-	-	2,250,000
Sales of unit purchase option	-	-	100	-	-	100
Unrealized holding gain on available-for-sales securities	-	-	-	162,186	-	162,186
Net loss for the period	-	-	-	-	(125,303)	(125,303)

Balance as of June 30, 2019	1,914,343	$1,914	$4,963,720	$162,186	$(127,819)	$5,000,001

See accompanying notes to unaudited condensed financial statements.

AGBA ACQUISITION LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended June 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$127,880	$(125,303)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest income earned in cash and investments held in trust account	(334,596)	-
Dividend income earned in cash and investments held in trust account	(7,071)	-

Change in operating assets and liabilities:
Increase in prepayments	(53,221)	(65,039)
Increase (decrease) increase in accrued liabilities	(6,852)	31,367
Cash used in operating activities	(273,860)	(158,975)

Cash flows from investing activities
Proceeds deposited in Trust Account	(460,000)	(46,000,000)
Cash used in investing activities	(460,000)	(46,000,000)

Cash flows from financing activities
Proceeds from unit purchase option	-	100
Proceeds from public offering, net of offering cost	-	44,538,719
Proceeds from sale of private placement	-	2,250,000
Proceeds from issuance of ordinary shares to Initial Shareholder	-	25,000
(Repayment to) advances from a related party, net	(322,078)	362,548
Proceeds from convertible promissory note	460,000	-

Net cash provided by financing activities	137,922	47,176,367

NET CHANGE IN CASH	(595,938)	1,017,392

Cash, beginning of period	929,335	-

Cash, end of period	$333,397	$1,017,392

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Changes in ordinary shares subject to conversion	$29,777	$-
Initial classification of shares subject to conversion	$-	$40,702,622
Change in value of shares subject to conversion	$-	$47,116
Deferred underwriting compensation	$-	$1,025,948

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

Trust Account

Upon the closing of the Public Offering and the private placement, $46,000,000 was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company, acting as trustee. The funds held in the Trust Account can be invested in United States government treasury bills, bonds or notes, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial business combination and (ii) the Company’s failure to consummate a business combination within 15 months (or up to 21 months with two more extensions) from the closing of the Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations.

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

As set forth in the memorandum of association, the objects for which are established are unrestricted and the Company shall have full power and authority to carry out any object not prohibited by the British Virgin Islands Business Companies Act, as amended (“Companies Law”) or as the same may be revised from time to time, or any other law of the British Virgin Islands.

The Company’s amended and restated memorandum and articles of association contains provisions designed to provide certain rights and protections to our ordinary shareholders prior to the consummation of the initial business combination. These provisions cannot be amended without the approval of 50% (or 65% if approved in connection with the initial business combination) of the Company’s outstanding ordinary shares attending and voting on such amendment. The Company’s initial shareholders, who beneficially own 23.01% of ordinary shares upon the closing of the initial public offering (assuming they do not purchase any units in the initial public offering), will participate in any vote to amend the amended and restated memorandum and articles of association and will have the discretion to vote in any manner they choose. Prior to the initial business combination, if the Company seek to amend any provisions of the amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, the Company will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote on any proposed amendments to the amended and restated memorandum and articles of association. The Company and the directors and officers have agreed not to propose any amendment to the amended and restated memorandum and articles of association that would affect the substance and timing of the Company’s obligation to redeem the public shares if the Company are unable to consummate the initial business combination within 12 months (or 21 months, as applicable) from the closing of the initial public offering, unless we provide dissenting public shareholders with the opportunity to convert their public shares into the right to receive cash from the trust account in connection with any such vote. The Company’s initial shareholders have agreed to waive any redemption rights with respect to any insider shares and any public shares they may hold in connection with any vote to amend our amended and restated memorandum and articles of association prior to our initial business combination.

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

Liquidation

If the Company does not complete a business combination within 12 months from the consummation of the Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, if the Company anticipate that the Company may not be able to consummate its initial business combination within 12 months, the Company may, but are not obligated to, extend the period of time to consummate a business combination three times by an additional three months each time (for a total of up to 21 months to complete a business combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $400,000, or $460,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial business combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete our initial business combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate the Company initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If the Company is unable to consummate the Company’s initial business combination within such time period, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 31, 2020.

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

●	Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

●	Cash and investments held in trust account

At June 30, 2020, the trust assets were held in a money market fund that invests in U.S. Treasury Obligations.

The Company classified investments that are directly invested in U.S. Treasuries as available for sales and money market funds are classified in accordance with the trading method. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income (loss). The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the statements of operations and comprehensive (income) loss.

●	Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2020, 3,987,478 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of June 30, 2020 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2020	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$47,307,540	$47,307,540	$-	$-

	December 31, 2019	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Audited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,603,976	$46,603,976	$-	$-

*	included in the Cash and investments held in trust account on the Company’s balance sheet.

●	Concentration of credit risk

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income (loss) by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional ordinary shares that would have been outstanding if the potential ordinary share equivalents had been issued and if the additional ordinary shares were dilutive.

	Three months ended June 30, 2020	Six months ended June 30, 2020

Net loss attributable to ordinary shareholders	$(35,508)	$(168,326)

Weighted average ordinary shares outstanding – Basic and diluted	1,919,201	1,924,732

Net loss per share – Basic and diluted	$(0.02)	$(0.09)

	Three months ended June 30, 2019	Six months ended June 30, 2019

Net loss attributable to ordinary shareholders	$(115,288)	$(125,303)

Weighted average ordinary shares outstanding – Basic and diluted	1,447,398	934,798

Net loss per share – Basic and diluted	$(0.08)	$(0.13)

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

NOTE 3 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of June 30, 2020, investment securities in the Company’s Trust Account consisted of $47,307,540 in a money market fund that invests in primarily United States Treasury Bills. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying June 30, 2020 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on June 30, 2020 is as follows:

	Carrying Value as of June 30, 2020 (Unaudited)	Gross Unrealized Holding Gain	Fair Value as of June 30, 2020 (Unaudited)

Money Market U.S. Treasury Securities Fund	$47,307,540	$-	$47,307,540

	Carrying Value as of December 31, 2019 (Audited)	Gross Unrealized Holding Gain	Fair Value as of December 31, 2019 (Audited)

Available-for-sale marketable securities:
U.S. Treasury Securities	$46,421,849	$171,659	$46,593,508

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

Related Party Extensions Loan

The Company will have until 12 months from the consummation of the initial public offering to consummate the initial business combination. However, if the Company anticipate that the Company may not be able to consummate the initial business combination within 12 months, the Company may, but are not obligated to, extend the period of time to consummate a business combination three times by an additional three months each time (for a total of up to 21 months to complete a business combination). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $400,000, or $460,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit.

On May 11, 2020, we issued a $460,000 Convertible Promissory Note to the Sponsor, pursuant to which such amount was deposited into our Trust Account in order to extend the amount of time we have available to complete a business combination from May 16, 2020 to August 16, 2020. The Note is non-interest bearing and is payable upon the closing of a business combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit.

Related Party Advances

In the event the Sponsor pays for any expense or liability on behalf of the Company, then such payments would be accounted for as loan to the Company by the Sponsor. The advances are non interest bearing and during the six months ended June 30, 2020, the Company paid $322,078 on the advances to the Sponsor.

As of June 30, 2020 and December 31, 2019, the Company owed a balance of $221,115 and $543,193 to AGBA Holding Limited, respectively.

NOTE 6 – SHAREHOLDERS’ EQUITY

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

As of June 30, 2020 and December 31, 2019, 1,987,522 and 1,930,264 ordinary shares issued and outstanding excluding 3,987,478 and 4,044,736 shares are subject to possible conversion.

Accumulated Other Comprehensive Income

The table below presents the changes in accumulated other comprehensive income (“AOCI”), including the reclassification out of AOCI.

Available- for-sale securities
Balance as of January 1, 2020	$98,103
Other comprehensive income before reclassifications	236,491
Amounts reclassified from AOCI into interest income	(334,594)
Balance as of June 30, 2020	$-

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

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of our insider shares issued and outstanding prior to our initial public offering, as well as the holders of the Private Units (and all underlying securities) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, are entitled to registration rights pursuant to a registration rights agreement entered into concurrently without initial public offering. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters is entitled to a cash underwriting discount of six and half percent (6.5%), or $0.65 per unit, of the gross proceeds of the initial public offering. Two and one-half percent (2.5%), or $0.25 per share, is not contingent and has been paid at the closing of the initial public offering. Four percent (4.0%), or $0.40 per unit, is contingent on the closing of a business combination and will be deferred by the underwriters and be placed in the Trust Account. Such deferred amount will only be payable to the underwriters upon closing of a business combination. Further, the deferred amount paid to the underwriters upon the closing of a business combination will be reduced by two percent (2.0%), or $0.20 per unit, for each unit that is redeemed by shareholders in connection with the business combination. If the business combination is not consummated, the deferred amount will be forfeited by the underwriters. The underwriters will not be entitled to any interest accrued on the deferred amount.

Unit Purchase Option

The Company sold to Maxim for $100, an option to purchase 276,000 units exercisable, at $11.50 per unit, between the first and fifth anniversary of the effective date of the registration statement relating to our initial public offering. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on May 13, 2024. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the initial public offering resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of the unit purchase option is approximately $747,960, or $2.71 per Unit, using the Black-Scholes option-pricing model. The fair value of the unit purchase option to be granted to the underwriters is estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 2.18% and (3) expected life of four years between first and fifth anniversary dates of the Effective Date. The option and the units, as well as the ordinary shares and warrants to purchase ordinary shares that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement for our initial public offering pursuant to Rule 5110(g)(1) of FINRA’s Rules, during which time the option may not be sold, transferred, assigned, pledged or hypothecated, or be subject of any hedging, short sale, derivative or put or call transaction that would result in the economic disposition of the securities. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated prior to May 13, 2020 except to any underwriters and selected dealer participating in the offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement of which forms a part with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. We will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a share dividend, or our recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

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

NOTE 8 – SUBSEQUENT EVENTS

On August 12, 2020, the Company issued an unsecured promissory note in the aggregate principal amount of $460,000 (the “Note”) to AGBA Holding Limited, the Company’s Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination. The Note does not bear interest and mature upon closing of a business combination by the Company. In addition, the Note may be converted by the holder into units of the Company identical to the units issued in the Company’s initial public offering at a price of $10.00 per unit.

Except as noted above, in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2020, up through the date was the Company issued the balance sheet.

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

On May 16, 2019, the Company consummated its initial public offering of 4,600,000 Units, which includes the full exercise of the over-allotment option. Each Public Unit consists of one ordinary share, one redeemable warrant, and one right to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial business combination. Each redeemable warrant entitles the holder thereof to purchase one-half (1/2) of one ordinary share, and each ten rights entitle the holder thereof to receive one ordinary share at the closing of a business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $46,000,000. Simultaneously with the closing of the initial business combination, the Company consummated the Private Placement of 225,000 units at a price of $10.00 per Private Unit, generating total proceeds of $2,250,000. A total of $46,000,000 of the net proceeds from the sale of Public Units in the initial business combination (including the over-allotment option units) and the Private Placements were placed in a trust account established for the benefit of the Company’s public shareholders. The Company incurred $2,559,729 in initial public offering related costs, including $2,175,948 of underwriting fees and $383,781 of initial public offering costs.

We will not issue fractional shares. As a result, one must (1) exercise warrants in multiples of two warrants, at a price of $11.50 per full share, to validly exercise the warrants; and (2) hold rights in multiples of 10 in order to receive shares for all of the rights upon closing of a business combination.

On May 11, 2020, we issued a $460,000 Note to the Sponsor, pursuant to which such amount was deposited into our Trust Account in order to extend the amount of time we have available to complete a business combination from May 16, 2020 to August 16, 2020. The Note is non-interest bearing and is payable upon the closing of a business combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit.

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

For the three and six months ended June 30, 2020, we had a net income of $260,651 and $127,880, respectively, which was comprised of interest and dividend income and general and administrative expenses.

For the three and six months ended June 30, 2019, we had a net loss of $115,288 and $125,303, respectively, which was comprised of general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2020, we had cash of $333,397.  Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

On May 16, 2019, we consummated the initial public offering of 4,600,000 Public Units (which includes the full exercise of the underwriter’s over-allotment option), at a price of $10.00 per unit, generating gross proceeds of $46,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 225,000 Private Units, at a price of $10.00 per unit, generating gross proceeds of $2,250,000.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative services to the Company. We began incurring these fees on May 16, 2019 and will continue to incur these fees monthly until the earlier of the completion of the business combination and the Company’s liquidation. Also, we are committed to the below:

Registration Rights

The holders of our insider shares issued and outstanding prior to our initial public offering, as well as the holders of the Private Units (and all underlying securities) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, are entitled to registration rights pursuant to a registration rights agreement entered into concurrently without initial public offering. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters is entitled to a cash underwriting discount of six and half percent (6.5%), or $0.65 per unit, of the gross proceeds of the initial public offering. Two and one-half percent (2.5%), or $0.25 per share, is not contingent and has been paid at the closing of the initial public offering. Four percent (4.0%), or $0.40 per unit, is contingent on the closing of a business combination and will be deferred by the underwriters and be placed in the Trust Account. Such deferred amount will only be payable to the underwriters upon closing of a business combination. Further, the deferred amount paid to the underwriters upon the closing of a business combination will be reduced by two percent (2.0%), or $0.20 per unit, for each unit that is redeemed by shareholders in connection with the business combination. If the business combination is not consummated, the deferred amount will be forfeited by the underwriters. The underwriters will not be entitled to any interest accrued on the deferred amount.

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

Net Income (Loss) Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible conversion. Diluted loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Ordinary shares subject to possible conversion at June 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of rights that convert into 276,000 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the conversion of the rights into ordinary is contingent upon the occurrence of future events.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

AGBA ACQUISITION LIMITED

Date: August 14, 2020		/s/ Gordon Lee
	Name:	Gordon Lee
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2020		/s/ Vera Tan
	Name:	Vera Tan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)