Form 10-Q
period 2020-09-30
AGBA Acquisition Ltd
filed 2020-11-13
CIK 1769624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

+852 6872 0258
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

As of November 11, 2020, there were 5,975,000 shares of the Company’s ordinary shares, par value $0.001 per share, issued and outstanding.

AGBA ACQUISITION LIMITED

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AGBA ACQUISITION LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$303,840	$929,335
Prepayments	55,466	26,016
Total current assets	359,306	955,351
Cash and investments held in trust account	47,778,302	46,603,976

TOTAL ASSETS	$48,137,608	$47,559,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$4,903	$11,755
Note payable	920,000	-
Amount due to related party	255,020	543,193
Total current liabilities	1,179,923	554,948
Deferred underwriting compensation	1,025,948	1,025,948

TOTAL LIABILITIES	2,205,871	1,580,896

Commitments and contingencies
Ordinary shares, subject to redemption: 3,940,826 and 4,044,736 shares (at redemption value of $10.39 and $10.09 per share)	40,931,736	40,978,430

Shareholders’ equity:
Ordinary shares, $0.001 par value; 100,000,000 shares authorized; 2,034,174 and 1,930,264 shares issued and outstanding (excluding 3,940,826 and 4,044,736 shares subject to redemption)	2,034	1,930
Additional paid-in capital	4,781,602	4,735,012
Accumulated other comprehensive income	10,216	98,103
Retained earnings	206,149	164,956

Total shareholders’ equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,137,608	$47,559,327

See accompanying notes to unaudited condensed financial statements.

AGBA ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Formation, general and administrative expenses	$(87,281)	$(136,639)	$(301,068)	$(261,978)

Total operating expenses	(87,281)	(136,639)	(301,068)	(261,978)

Other income
Dividend income	546	5	7,617	5
Interest income	48	17	334,644	53
	594	22	342,261	58
(Loss) income before income taxes	(86,687)	(136,617)	41,193	(261,920)

Income taxes	-	-	-	-
NET (LOSS) INCOME	(86,687)	$(136,617)	$41,193	$(261,920)

Less: income attributable to ordinary shares subject to redemption	(509)	(19)	(293,215)	(51)

Net loss attributable to AGBA Acquisition Limited	$(87,196)	$(136,636)	$(252,022)	$(261,971)

NET (LOSS) INCOME	(86,687)	$(136,617)	$41,193	$(261,920)

Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	10,216	261,358	(87,887)	423,544

COMRPEHENSIVE (LOSS) INCOME	$(76,471)	$124,741	$(46,694)	$161,624

Basic and diluted weighted average shares outstanding (1)	1,987,522	1,914,343	1,949,489	1,308,922

Basic and diluted net loss per share	$(0.04)	$(0.07)	$(0.13)	$(0.20)

(1)	Excludes an aggregate of up to 3,940,826 and 4,044,736 shares subject to redemption at September 30, 2020 and December 31, 2019, respectively.

See accompanying notes to unaudited condensed financial statements.

AGBA ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended September 30, 2020
	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Retained earnings (accumulated	Total shareholders’
	No. of shares	Amount	capital	income	deficit)	equity
Balance as of July 1, 2020	1,987,522	$1,988	$4,705,177	$-	$292,836	$5,000,001

Ordinary shares subject to possible redemption	46,652	46	76,425	-	-	76,471
Unrealized holding gain on available-for-sales securities	-	-	-	10,216	-	10,216
Net loss for the period	-	-	-	-	(86,687)	(86,687)

Balance as of September 30, 2020	2,034,174	$2,034	$4,781,602	$10,216	$206,149	$5,000,001

	Three months ended September 30, 2019
	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Retained earnings (accumulated	Total shareholders’
	No. of shares	Amount	capital	income	deficit)	equity
Balance as of July 1, 2019	1,914,343	$1,914	$4,963,720	$162,186	$(127,819)	$5,000,001

Ordinary shares subject to possible redemption	10,501	11	(124,752)	-	-	(124,741)
Unrealized holding gain on available-for-sales securities	-	-	-	261,358	-	261,358
Net loss for the period	-	-	-	-	(136,617)	(136,617)

Balance as of September 30, 2019	1,924,844	$1,925	$4,838,968	$423,544	$(264,436)	$5,000,001

	Nine months ended September 30, 2020
	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Retained earnings (accumulated	Total shareholders’
	No. of shares	Amount	capital	income	deficit)	equity
Balance as of January 1, 2020	1,930,264	$1,930	$4,735,012	$98,103	$164,956	$5,000,001

Ordinary shares subject to possible redemption	103,910	104	46,590	-	-	46,694
Realized holding gain on available-for-sales securities	-	-	-	(342,174)	-	(342,174)
Unrealized holding gain on available-for-sales securities	-	-	-	254,287	-	254,287
Net income for the period	-	-	-	-	41,193	41,193

Balance as of September 30, 2020	2,034,174	$2,034	$4,781,602	$10,216	$206,149	$5,000,001

	Nine months ended September 30, 2019
	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Retained earnings (accumulated	Total shareholders’
	No. of shares	Amount	capital	income	deficit)	equity
Balance as of January 1, 2019	1,000	$1	$-	$-	$(2,516)	$(2,515)

Issuance of ordinary shares to the founder	1,149,000	1,149	23,851	-	-	25,000
Sale of units in initial public offering	4,600,000	4,600	45,995,400	-	-	46,000,000
Offering costs	-	-	(2,559,729)	-	-	(2,559,729)
Sale of ordinary shares to the founder in private placement	225,000	225	2,249,775	-	-	2,250,000
Ordinary shares subject to possible redemption	(4,050,156)	(4,050)	(40,870,429)	-	-	(40,874,479)
Sales of unit purchase option	-	-	100	-	-	100
Unrealized holding gain on available-for-sales securities	-	-	-	423,544	-	423,544
Net loss for the period	-	-	-	-	(261,920)	(261,920)

Balance as of September 30, 2019	1,924,844	$1,925	$4,838,968	$423,544	$(264,436)	$5,000,001

See accompanying notes to unaudited condensed financial statements.

AGBA ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Nine months ended
	September 30, 2020	September 30, 2019
Cash flow from operating activities
Net income (loss)	$41,193	$(261,920)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest income earned in cash and investments held in trust account	(342,261)	-
Change in operating assets and liabilities:
Increase in prepayments	(29,450)	(45,527)
(Decrease) increase in accrued liabilities	(6,852)	6,301
Net cash used in operating activities	(337,370)	(301,146)

Cash flows from investing activities
Proceeds deposited in Trust Account	-	(46,000,005)
Net cash used in investing activities	-	(46,000,005)

Cash flows from financing activities
Proceeds from unit purchase option	-	100
Proceeds from public offering, net of offering cost	-	44,538,719
Proceeds from sale of private placement	-	2,250,000
Proceeds from issuance of ordinary shares to Initial Shareholder	-	25,000
(Repayment to) advances from a related party	(288,125)	436,492
Net cash provided by financing activities	(288,125)	47,250,311

NET CHANGE IN CASH	(625,495)	949,160

Cash, beginning of period	929,335	-
Cash, end of period	$303,840	$949,160

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on trust account	$87,887	$-
Initial classification of shares subject to redemption	$-	$40,702,622
Change in value of shares subject to redemption	$(46,694)	$171,857
Deferred underwriting compensation	$-	$1,025,948
Proceeds deposited in trust account by a founder shareholder	$920,000	$-

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

Financing

The registration statement for the Company’s initial public offering (the “Public Offering” as described in Note 3) was declared effective by the SEC on May 13, 2019. The Company consummated the Public Offering on May 16, 2019 of 4,600,000 units at $10.00 per unit (the “Public Units’) and sold to the Sponsor to purchase 225,000 units at $10.00 per unit. The Company received net proceeds of $46,716,219. The Company incurred $2,559,729 in initial public offering related costs, including $2,175,948 of underwriting fees and $383,781 of initial public offering costs.

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

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Liquidation

If the Company does not complete a business combination within 12 months from the consummation of the Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, if the Company anticipates that the Company may not be able to consummate its initial business combination within 12 months, the Company may, but are not obligated to, extend the period of time to consummate a business combination three times by an additional three months each time (for a total of up to 21 months to complete a business combination). As of the date of this report, the Company has extended three times the period of time to consummate a business combination until February 16, 2021. Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, LLC on the date of this prospectus, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $400,000, or $460,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial business combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete our initial business combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate the Company’s initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If the Company is unable to consummate the Company’s initial business combination within such time period, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 16, 2021.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 31, 2020.

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

At September 30, 2020 and December 31, 2019, the trust assets were held in a money market fund that invests in U.S. Treasury Obligations.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020, 3,940,826 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of September 30, 2020 and December 31, 2019 due to the short maturities of such instruments.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2020	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$47,778,067	$47,778,067	$-	$-

	December 31, 2019	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,593,508	$46,593,508	$-	$-

*	included in cash and investments held in trust account on the Company’s balance sheet.

●	Concentration of credit risk

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income (loss) by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible redemption. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional ordinary shares that would have been outstanding if the potential ordinary share equivalents had been issued and if the additional ordinary shares were dilutive. Ordinary shares subject to possible redemption at September 30, 2020 and December 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings.

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

NOTE 3 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of September 30, 2020, investment securities in the Company’s Trust Account consisted of $47,778,067 in United States Treasury Bills and $235 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying September 30, 2020 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities as of September 30, 2020 and December 31, 2019 are as follows:

	Carrying Value as of September 30, 2020 (unaudited)	Gross Unrealized Holding Gain	Fair Value as of September 30, 2020
Available-for-sale marketable securities
U.S. Treasury Securities	$47,767,851	$10,216	$47,778,067

	Carrying Value as of December 31, 2019 (audited)	Gross Unrealized Holding Gain	Fair Value as of December 31, 2019
Available-for-sale marketable securities
U.S. Treasury Securities	$46,421,849	$171,659	$46,593,508

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

The Company paid an upfront underwriting discount of $1,150,000 (2.5%) of the per unit offering price to the underwriter at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 4.0% of the gross offering proceeds payable upon the Company’s completion of the Business Combination. The amount of Deferred Discount will be reduced by 2.0% for each Unit that is redeemed by shareholders in connection with the Company’s Business Combination, and will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. In the event that the Company does not close the Business Combination, the underwriter has waived its right to receive the Deferred Discount. The underwriter is not entitled to any interest accrued on the Deferred Discount.

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

On May 11, 2020, August 12, 2020, and November 10, 2020, the Company issued three Notes, each in an amount of $460,000 to the Sponsor, pursuant to which such amount had been deposited into our Trust Account in order to extend the amount of time we have available to complete a business combination until February 16, 2021. The Notes are non-interest bearing and is payable upon the closing of a business combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit.

Related Party Advances

In the event the Sponsor pays for any expense or liability on behalf of the Company, then such payments would be accounted for as loan to the Company by the Sponsor. The Sponsor, AGBA Holding Limited, has paid the expenses incurred by the Company an aggregate of $255,020 on a non-interest bearing basis as of September 30, 2019.

As of September 30, 2020 and December 31, 2019, the Company owed a balance of $255,020 and $543,193 to AGBA Holding Limited.

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

As of September 30, 2020, 2,034,174 ordinary shares issued and outstanding excluding 3,940,826 shares are subject to possible redemption.

Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”), including the reclassification out of AOCI.

Available-for-sale securities
Balance as of January 1, 2020	$98,103
Other comprehensive income before reclassifications	234,618
Amounts reclassified from AOCI into interest income	-
Balance as of March 31, 2020	$332,721

Balance as of April 1, 2020	$332,721
Other comprehensive income before reclassifications	1,873
Amounts reclassified from AOCI into interest income	(334,594)
Balance as of June 30, 2020	$-

Balance as of July 1, 2020	$-
Other comprehensive income before reclassifications	10,762
Amounts reclassified from AOCI into interest income	(546)
Balance as of September 30, 2020	$10,216

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

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

If the Company calls the warrants for redemption as described above, our management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the whole warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. Whether the Company will exercise our option to require all holders to exercise their warrants on a “cashless basis” will depend on a variety of factors including the price of our ordinary shares at the time the warrants are called for redemption, the Company’s cash needs at such time and concerns regarding dilutive share issuances.

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

NOTE 8 – SUBSEQUENT EVENTS

On November 10, 2020, the Company issued unsecured promissory note in the aggregate principal amount of $460,000 to AGBA Holding Limited in exchange for AGBA Holding Limited depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination.

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

On May 11, 2020, August 12, 2020, and November 10, 2020, the Company issued three Notes, each in an amount of $460,000 to the Sponsor, pursuant to which such amount had been deposited into our Trust Account in order to extend the amount of time we have available to complete a business combination until February 16, 2021. The Notes are non-interest bearing and is payable upon the closing of a business combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit.

We held our annual meeting of shareholders on August 18, 2020 (the “Annual Meeting”). During the Annual Meeting, shareholders elected all of the five nominees for directors to serve until the next annual meeting of shareholders and also ratified the reappointment of Marcum LLP (“Marcum”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2020.

On October 15, 2020, the Company dismissed Marcum as its independent registered public accounting firm. Effective October 20, 2020, Friedman LLP (“Friedman”) has been engaged as the Company’s new independent registered public accounting firm. The audit committee of the Company’s board of directors, on October 15, 2020, approved the dismissal of Marcum and the engagement of Friedman as the independent registered public accounting firm.

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

For the three and nine months ended September 30, 2020, we had a net (loss) income of $(86,687) and $41,193, respectively, which was comprised of interest and dividend income and general and administrative expenses.

For the three and nine months ended September 30, 2019, we had a net loss of $136,617 and $261,920, respectively, which was comprised of general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2020, we had cash of $303,840.  Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2020 and December 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income (loss) by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible redemption. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional ordinary shares that would have been outstanding if the potential ordinary share equivalents had been issued and if the additional ordinary shares were dilutive. Ordinary shares subject to possible redemption at September 30, 2020 and December 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

AGBA ACQUISITION LIMITED

Date: November 12, 2020		/s/ Gordon Lee
	Name:	Gordon Lee
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2020		/s/ Vera Tan
	Name:	Vera Tan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)