Form 10-K
period 2020-12-31
AGBA Acquisition Ltd
filed 2021-03-26
CIK 1769624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Registrant’s telephone number, including area code: +852 6872 0258

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2020, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $47,058,000.

The number of shares outstanding of the Registrant’s ordinary shares as of March 5, 2021 was 5,338,110.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AGBA ACQUISITION LIMITED

Annual Report on Form 10-K for the Year Ended December 31, 2020

i

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

On May 16, 2019, simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) with AGBA Holding Limited (“Sponsor”), of 225,000 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,250,000. The Private Units are identical to the Units sold in the IPO, except that the warrants underlying the Private Units will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Additionally, because the Private Units were issued in a private transaction, the initial purchasers and their permitted transferees will be allowed to exercise the warrants included in the Private Units for cash even if a registration statement covering the ordinary shares issuable upon exercise of such warrants is not effective and receive unregistered ordinary shares. Additionally, such initial purchasers agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until the completion of the Company’s initial business combination. Such Initial Purchasers were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units.

A total of $46,000,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option Units) and the private placements on May 16, 2019 were placed in a trust account established for the benefit of the Company’s public shareholders at Morgan Stanley maintained by Continental, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of the completion of an initial business combination within the required time period or our entry into liquidation if we have not completed a business combination in the required time period. On July 15, 2019, our ordinary shares, warrants and rights underlying the Units sold in our IPO began to trade separately on a voluntary basis.

On May 11, 2020, August 12, 2020, and November 10, 2020, the Company issued unsecured promissory note in the aggregate principal amount of $460,000 each time to our Sponsor in exchange for its depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination.

On August 18, 2020, the Company held its annual meeting of shareholders. During the annual meeting, the Company’s shareholders elected all of the five nominees for directors to serve until the next annual meeting of shareholders and also ratified the reappointment of Marcum LLP to serve as its independent registered public accounting firm for the fiscal year ending December 31, 2020.

On October 15, 2020, the Company then dismissed Marcum LLP as its independent registered public accounting firm and effective October 20, 2020, Friedman LLP has been engaged as the Company’s new independent registered public accounting firm. The audit committee of the Company’s board of directors (the “Audit Committee”), on October 15, 2020, approved the dismissal of Marcum LLP and the engagement of Friedman LLP as the independent registered public accounting firm.

On February 5, 2021, the Company held its extraordinary meeting of shareholders. During this meeting, the Company’s shareholders approved the proposals to (i) amend the second amended and restated memorandum and articles of association to further extend the date by which it has to consummate a business combination three times for three additional months each time from February 16, 2021 to November 16, 2021; and (ii) amend the investment management trust agreement, dated as of May 14, 2019 by and between the Company and Continental Stock Transfer & Trust Company, LLC (“Continental”) to allow it to further extend the time to complete a business combination three times for three additional months each time from February 16, 2021 to November 16, 2021. On February 8, 2021, 636,890 shares were redeemed by a number of shareholders at a price of approximately $10.49 per share, in an aggregate principal amount of $6,680,520.37. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of the completion of an initial business combination within the required time period or our entry into liquidation if we have not completed a business combination by May 16, 2021 or by the latest November 16, 2021.

On February 10, 2021, the Company issued unsecured promissory note in the aggregate principal amount of $594,466.50 each time to our Sponsor in exchange for its depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination.

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

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company, such as our lack of an operating history and our requirements to seek shareholder approval of any proposed initial business combination and provide holders of public shares the opportunity to redeem their shares into cash from the trust account, as a deterrent, and may prefer to effect a business combination with a more established entity or with a private company.

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

Competitive Weaknesses

We believe our competitive weaknesses to be the following:

Limited Financial Resources

Our financial reserves will be relatively limited when contrasted with those of venture capital firms, leveraged buyout firms and operating businesses competing for acquisitions. In addition, our financial resources could be reduced because of our obligation to redeem shares held by our public shareholders as well as any tender offer we conduct.

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

Shareholder Approval of Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to redeem their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to redeem any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction, whether the terms of the transaction would otherwise require us to seek shareholder approval or whether we were deemed to be a foreign private issuer (which would require us to conduct a tender offer rather than seeking shareholder approval under SEC rules). If we so choose and we are legally permitted to do so, we have the flexibility to avoid a shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares redeemed or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait until May 16, 2021 (or November 16, 2021, if extended) in order to be able to receive a pro rata share of the trust account.

Our initial shareholders and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to redeem any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination.

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

Ability to Extend Time to Complete Business Combination

If we anticipate that we may not be able to consummate our initial business combination by May 16, 2021, we may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time until November 16, 2021. As the date of this Report, we have extended the time to complete a business combination three times for three additional months each time from February 16, 2021 to November 16, 2021. Pursuant to the terms of our amended and restated memorandum and articles of association and the amended trust agreement entered into between us and Continental, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $594,466.50 ($0.15 per share), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing the deposit of funds promptly after such funds are deposited into the trust account. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required.

Redemption/Tender Rights

At any meeting called to approve an initial business combination, public shareholders may seek to redeem their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to redeem any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. The redemption rights will be effected under our amended and restated memorandum and articles of association and British Virgin Islands law as redemptions. If we hold a meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek redemption of his shares.

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

Our initial shareholders, officers and directors will not have redemption rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to the IPO, in the IPO or in the aftermarket.

We may also require public shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. Once the shares are redeemed by the holder, and effectively redeemed by us under British Virgin Islands law, the transfer agent will then update our Register of Members to reflect all redemptions. The proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such delivery requirements. Accordingly, a shareholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his shares if he wishes to seek to exercise his redemption rights. Under our amended and restated memorandum and articles of association, we are required to provide at least 10 days’ advance notice of any shareholder meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise redemption rights. As a result, if we require public shareholders who wish to redeem their ordinary shares into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for redemption. Accordingly, investors may not be able to exercise their redemption rights and may be forced to retain our securities when they otherwise would not want to.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise redemption rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to shareholders.

Any request to redeem or tender such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their redemption or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption or tender rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Automatic Liquidation if No Business Combination

If we do not complete a business combination by May 16, 2021, it will trigger our automatic winding up, dissolution and liquidation pursuant to the terms of our amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, if we anticipate that we may not be able to consummate our initial business combination by May 16, 2021, we may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (until November 16, 2021). Pursuant to the terms of our amended and restated memorandum and articles of association and the amended trust agreement entered into between us and Continental, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $594,466.50 ($0.15 per share), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing the deposit of funds promptly after such funds are deposited into the trust account. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, the public rights will expire and will be worthless.

The amount in the trust account (less approximately $3,963.11 representing the aggregate nominal par value of the shares of our public shareholders) under the Companies Law will be treated as share premium which is distributable under the Companies Law provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they fall due in the ordinary course of business. If we are forced to liquidate the trust account, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two days prior to the distribution date (including any accrued interest). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

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

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;

●	our obligation to redeem public shares held by our public shareholders may reduce the resources available to us for a business combination;

●	NASDAQ may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

●	our outstanding warrants, rights and unit purchase options and the potential future dilution they represent;

●	our obligation to pay the deferred underwriting discounts and commissions to Maxim Group LLC upon consummation of our initial business combination;

●	our obligation to either repay or issue units upon conversion of up to $500,000 of working capital loans that may be made to us by our initial shareholders, officers, directors or their affiliates;

●	our obligation to register the resale of the insider shares, as well as the private units (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

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

Holders of Record

As of March 5, 2021, there were 5,338,110 of our ordinary shares issued and outstanding held by nine shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

As of December 31, 2020, a total of $48,249,909 was held in a trust account established for the benefit of the Company’s public shareholders, which included $46,000,000 of the net proceeds from the IPO (including the exercise of the over-allotment option) and the Private Placements and subsequent interest income.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

On May 11, 2020, August 12, 2020, and November 10, 2020, the Company issued unsecured promissory note in the aggregate principal amount of $460,000 each time to our Sponsor in exchange for its depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination.

On August 18, 2020, the Company held its annual meeting of shareholders. During the annual meeting, the Company’s shareholders elected all of the five nominees for directors to serve until the next annual meeting of shareholders and also ratified the reappointment of Marcum LLP to serve as its independent registered public accounting firm for the fiscal year ending December 31, 2020.

On October 15, 2020, the Company then dismissed Marcum LLP as its independent registered public accounting firm and effective October 20, 2020, Friedman LLP has been engaged as the Company’s new independent registered public accounting firm. The audit committee of the Company’s board of directors (the “Audit Committee”), on October 15, 2020, approved the dismissal of Marcum LLP and the engagement of Friedman LLP as the independent registered public accounting firm.

On February 5, 2021, the Company held its extraordinary meeting of shareholders. During this meeting, the Company’s shareholders approved the proposals to (i) amend the second amended and restated memorandum and articles of association to further extend the date by which it has to consummate a business combination three times for three additional months each time from February 16, 2021 to November 16, 2021; and (ii) amend the investment management trust agreement, dated as of May 14, 2019 by and between the Company and Continental Stock Transfer & Trust Company, LLC (“Continental”) to allow it to further extend the time to complete a business combination three times for three additional months each time from February 16, 2021 to November 16, 2021. On February 8, 2021, 636,890 shares were redeemed by a number of shareholders at a price of approximately $10.49 per share, in an aggregate principal amount of $6,680,520.37. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of the completion of an initial business combination within the required time period or our entry into liquidation if we have not completed a business combination by May 16, 2021 or by the latest November 16, 2021.

On February 10, 2021, the Company issued unsecured promissory note in the aggregate principal amount of $594,466.50 each time to our Sponsor in exchange for its depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination.

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

For the year ended December 31, 2020, we had a net loss of $167,426 which consisted of interest income from our trust account offset by operating expenses. Operating expenses generally consist of the $10,000 monthly payment to our Sponsor for office and administrative support, monthly professional fees owed to our service providers, travel expenses, Nasdaq market listing fees and amortization of our directors and officers insurance policy. Operating expenses after our initial public offering increased dramatically due to our having commenced operations, and certain professional expenses no longer being charged directly against paid-in-capital on our balance sheet, but now being expensed in the statement of operations.

Liquidity and Capital Resources

As of December 31, 2020, we had cash outside our trust account of $672,443 available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to the business combination. Our management is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due for at least one year from the date of this report.

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

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares, advances from our Sponsor and an affiliate of our Sponsor in an aggregate amount of $790,122 outstanding as of December 31, 2020, and the remaining net proceeds from our IPO and Private Placement.

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

Off-Balance Sheet Financing Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At December 31, 2020, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2020 and 2019.

Cash and Investments Held in Trust Account

At December 31, 2020 and 2019, the assets held in the Trust Account are held in cash and US Treasury securities.

The Company classified investments that are directly invested in U.S. Treasuries as available for sales and money market funds are classified in accordance with the trading method. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income (loss). The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the statements of operations and comprehensive (loss) income .

Ordinary Shares Subject To Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020 and 2019, 3,882,414 and 4,044,736 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to Sponsor are estimated to approximate the carrying values as of December 31, 2020 and 2019 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$48,249,518	$48,249,518	$–	$–

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,603,508	$46,603,508	$–	$–

*	included in cash and investments held in trust account on the Company’s balance sheet.

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

Net Income (Loss) Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible conversion. Diluted loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Ordinary shares subject to possible redemption at December 31, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of rights that convert into 276,000 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the conversion of the rights into ordinary shares would be anti-dilutive.

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

As of the period ended December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in deposited in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act (as defined in Rules 13a-15(e) and 15- d-15(e) under the Securities Exchange Act of 1934, as amended), our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 5, 2021.

Name	Age	Position
Gordon Lee	53	Chief Executive Officer and Director
Vera Tan	43	Chief Financial Officer and Director
Brian Chan	54	Director
Eric Lam	49	Director
Thomas Ng	65	Director

Below is a summary of the business experience of each of our executive officers and directors:

Gordon Lee. Gordon Lee has been our Chief Executive Officer and director since October 2018. Mr. Lee has over 27 years of experience in the education, IT, and entertainment industries and with startup businesses. Since June 2015, he has been an advisor of Victoria Educational Organization (“Victoria”). Having seven kindergartens and one nursery school, Victoria is the leading provider in Hong Kong of high quality education for over 3,500 children. Victoria was the first kindergarten to introduce English teachers into the classroom, and to establish a collaborative, co-teaching environment with Chinese and English native speaking teachers working side by side. In February 2016, Mr. Lee founded Causeway Bay CLC, which provides extracurricular activities for Victoria Kindergarten students, such as: STEM (Science, Technology, Engineering and Mathematics) program, soccer and other outdoor/indoor activities. In May 2010 Mr. Lee co-founded Soliton Holdings Limited, one of the first music streaming applications in Hong Kong and Macau. Prior to that, Mr. Lee co-founded and was the Business Development Director of Aspect Gaming from May 2007 to December 2010. Aspect Gaming is a game developer that brings offline games to online platform including lottery, casino and social gaming.) From October 2001 to February 2007 Mr. Lee served as an Executive General Manager of Mocha Slot Group Limited, a member of Melco PBL Entertainment (Macau) Limited- a NASDAQ listed company. Mocha Club is one largest non-casino based operations of electronic gaming machines in Macau. Prior to Mocha Club, Mr. Lee co-founded Elixir Group Limited (listed in AMEX: EGT), which was established in 2002 as a gaming focused IT solution provider (including a slot machine businesses). Elixir Group Limited operates in 32 countries and generated over 250 million Euros in 2017. Mr. Lee obtained his Bachelor of Science in Computer Science Degree in 1991 and his Master of Science in Computer Science Degree in 1992 from Rensselaer Polytechnic Institute.

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

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held one meeting during 2020.

The members of the Audit Committee are Brian Chan, Eric Lam and Thomas Ng, each of whom is an independent director under NASDAQ’s listing standards. Eric Lam is the Chairperson of the audit committee. The Board has determined that both Eric Lam qualify as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. Specifically, the Nominating Committee makes recommendations to the Board regarding the size and composition of the Board, establishes procedures for the director nomination process and screens and recommends candidates for election to the Board. On an annual basis, the Nominating Committee recommends for approval by the Board certain desired qualifications and characteristics for board membership. Additionally, the Nominating Committee establishes and administers a periodic assessment procedure relating to the performance of the Board as a whole and its individual members. The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons. The Compensation Committee held one meeting during 2020.

The members of the Nominating Committee are Brian Chan, Eric Lam and Thomas Ng, each of whom is an independent director under NASDAQ’s listing standards. Brian Chan is the Chairperson of the Nominating Committee.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee held one meeting during 2020.

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

In connection with the vote required for any business combination, all of our existing shareholders, including all of our officers and directors, have agreed to vote their respective insider shares and private shares in favor of any proposed business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to those ordinary shares acquired by them prior to the IPO. If they purchased ordinary shares in the IPO or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to redeem such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our amended and restated memorandum and articles of association relating to pre-business combination activity.

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

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each person who is known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group as of March 5, 2021.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants or conversion of rights, as the warrants are not exercisable within 60 days of March 5, 2021 and the rights are not convertible within 60 days of March 5, 2021.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Ordinary Shares	Approximate Percentage of Outstanding Ordinary Shares
AGBA Holding Limited	1,261,000	23.62%
Gordon Lee	30,000	* %
Vera Tan	30,000	* %
Brian Chan	18,000	* %
Eric Lam	18,000	* %
Thomas Ng	18,000	* %
All directors and executive officers as a group (5 individuals)	1,375,000	25.76%
Basso SPAC Fund LLC(2)	376,972	7.06%
BASSO MANAGEMENT, LLC(2)	376,972	7.06%
BASSO CAPITAL MANAGEMENT, L.P.(2)	376,972	7.06%
BASSO GP, LLC(2)	376,972	7.06%
HOWARD I. FISCHER(2)	376,972	7.06%
Hudson Bay Capital Management LP(3)	200,000	3.75%
Sander Gerber(3)	200,000	3.75%
Polar Asset Management Partners Inc.(4)	323,167	6.05%
Periscope Capital Inc. (5)	360,000	6.74%
Glazer Capital, LLC (6)	576,433	10.80%
Paul J. Glazer (6)	576,433	10.80%
Mizuho Financial Group, Inc.(7)	555,990	10.42%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o AGBA Acquisition Limited, Room 1108, 11th Floor, Block B, New Mandarin Plaza, 14 Science Museum Road, Tsimshatsui East, Kowloon, Hong Kong.

(2)	Based on a Schedule 13G filed by the reporting persons. The address for the reporting persons is 1266 East Main Street, Fourth Floor, Stamford, Connecticut 06902. Basso Management, LLC (“Basso Management”) is the manager of Basso SPAC Fund LLC (“Basso SPAC”). Basso Capital Management, L.P. (“BCM”) serves as the investment manager of Basso SPAC. Basso GP, LLC (Basso GP”) is the general partner of BCM. Howard I. Fischer is the sole portfolio manager for Basso SPAC, the Chief Executive Officer and a founding partner of BCM, and a member of each of Basso Management and Basso GP. Accordingly, each of Basso Management, BCM, Basso GP and Howard I. Fischer may be deemed to indirectly beneficially own the Shares reported herein.

(3)	Based on a Schedule 13G filed by the reporting persons. The address for the reporting persons is 777 Third Avenue, 30th Floor, New York, NY 10017. Hudson Bay Capital Management LP (the “Investment Manager”) serves as the investment manager to Hudson Bay Master Fund Ltd. Tech Opportunities LLC, in whose name the securities reported herein are held, is controlled by Hudson Bay Master Fund Ltd. As such, the Investment Manager may be deemed to be the beneficial owner of all securities held by Tech Opportunities LLC. Sander Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of these securities.

(4)	Based on a Schedule 13G filed by the reporting person. The reporting person has a business address of 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(5)	Based on a Schedule 13G filed by the reporting person. The address for the reporting persons is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2. Periscope Capital Inc. (“Periscope”) acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds (each, a “Periscope Fund”).

(6)	Based on a Schedule 13G filed by the reporting person. The address for the reporting persons is 250 West 55th Street, Suite 30A, New York, New York 10019. Mr. Paul J. Glazer who serves as the Managing Member of Glazer Capital, LLC (“Glazer Capital”), with respect to the shares held by certain funds and managed accounts to which Glazer Capital serves as investment manager.

(7)	Based on a Schedule 13G filed by the reporting person. The address for the reporting persons is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

All of the insider shares issued and outstanding prior to the IPO were placed in escrow with Continental, as escrow agent, until (1) with respect to 50% of the insider shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the insider shares, one year after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property.

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

In October 2018, the Company’s Chief Executive Officer, Gordon Lee, subscribed for an aggregate of 1,000 of ordinary shares for an aggregate purchase price of $1, or approximately $0.001 per share. On February 22, 2019, the Company issued an aggregate of 1,149,000 Ordinary Shares to our Sponsor for an aggregate purchase price of $25,000 in cash.

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

The Sponsor has paid the expenses incurred by the Company an aggregate of $790,122 on a non-interest bearing basis as of December 31, 2020. As of December 31, 2020, the Company owed a balance of $790,122 to our Sponsor.

The Company is obligated to pay our Sponsor a monthly fee of $10,000 for general and administrative services. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s audit committee that the Company lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with the initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination.

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

The following is a summary of fees paid to Marcum LLP and fees paid or to be paid to Friedman LLP, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by the chosen registered public accounting firm in connection with regulatory filings. The aggregate fees billed by Marcum LLP for professional services rendered for the audit of our 2019 annual financial statements, review of the financial information included in our Forms 10-Q and other required filings with the SEC for the periods of March 31, 2020 and June 30, 2020 totaled approximately $29,870. The aggregate fees billed by Friedman LLP for professional services rendered for the audit of our 2020 annual financial statements, review of the financial information included in our Forms 10-Q and other required filings with the SEC for the period of September 30, 2020 totaled approximately $38,500. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum LLP or Friedman LLP for consultations concerning financial accounting and reporting standards during the year ended December 31, 2020 and 2019.

Tax Fees. We did not pay Marcum LLP or Friedman LLP for tax planning and tax advice for the year ended December 31, 2020 and 2019.

All Other Fees. We did not pay Marcum LLP or Friedman LLP for other services for the year ended December 31, 2020 and 2019.

Pre-Approval of Services

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements:

(1)	Financial Statements:

(2)	All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable

(3)	See attached Exhibit Index of this Annual Report on Form 10-K

(b)	Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement, dated May 14, 2019, by and between the Registrant and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 17, 2019)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Annex A to the Definitive Proxy Statements filed with the Securities & Exchange Commission on January 20, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 14, 2019)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 14, 2019)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 14, 2019)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 17, 2019)

4.5	Warrant Agreement, dated May 14, 2019, by and between Continental and the Registrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2019)

4.6	Rights Agreement, dated May 14, 2019, by and between Continental and the Registrant (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 17, 2019)

4.7	Form of Unit Purchase Option between the Registrant and Maxim Group LLC (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 14, 2019)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 17, 2019)

10.2	Investment Management Trust Account Agreement, dated May 14, 2019, by and between Continental and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 17, 2019)

10.3	Amendment No.1 to the Investment Management Trust Account Agreement, dated February 5, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Annex A to the Definitive Proxy Statements filed with the Securities & Exchange Commission on January 20, 2021)

10.4	Stock Escrow Agreement, dated May 14, 2019, among the Registrant, Continental, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 17, 2019)

10.5	Registration Rights Agreement, dated May 14, 2019, among the Registrant, Continental and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 17, 2019)

10.6	Form of Subscription Agreement among the Registrant, the Initial Shareholders and Maxim Group LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 14, 2019)

10.7	Promissory Note in the principal amount of $460,000 dated May 11, 2020

10.8	Promissory Note in the principal amount of $460,000 dated August 12, 2020

10.9	Promissory Note in the principal amount of $460,000 dated November 10, 2020

10.10	Promissory Note in the principal amount of $594,466.50 dated February 10, 2021

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 14, 2019)

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 14, 2019)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 14, 2019)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 14, 2019)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGBA ACQUISITION LIMITED

Dated: March 26, 2021	By:	/s/ Gordon Lee
	Name:	Gordon Lee
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gordon Lee	Chief Executive Officer	March 26, 2021
Gordon Lee	(Principal executive officer) and Director

/s/ Vera Tan	Chief Financial Officer	March 26, 2021
Vera Tan	(Principal financial and accounting officer) and Director

/s/ Thomas Ng	Director	March 26, 2021
Thomas Ng

/s/ Eric Lam	Director	March 26, 2021
Eric Lam

/s/ Brian Chan	Director	March 26, 2021
Brian Chan

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated May 14, 2019, by and between the Registrant and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 17, 2019)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Annex A to the Definitive Proxy Statements filed with the Securities & Exchange Commission on January 20, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 14, 2019)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 14, 2019)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 14, 2019)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 17, 2019)

4.5	Warrant Agreement, dated May 14, 2019, by and between Continental and the Registrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2019)

4.6	Rights Agreement, dated May 14, 2019, by and between Continental and the Registrant (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 17, 2019)

4.7	Form of Unit Purchase Option between the Registrant and Maxim Group LLC (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 14, 2019)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 17, 2019)

10.2	Investment Management Trust Account Agreement, dated May 14, 2019, by and between Continental and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 17, 2019)

10.3	Amendment No.1 to the Investment Management Trust Account Agreement, dated February 5, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Annex A to the Definitive Proxy Statements filed with the Securities & Exchange Commission on January 20, 2021)

10.4	Stock Escrow Agreement, dated May 14, 2019, among the Registrant, Continental, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 17, 2019)

10.5	Registration Rights Agreement, dated May 14, 2019, among the Registrant, Continental and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 17, 2019)

10.6	Form of Subscription Agreement among the Registrant, the Initial Shareholders and Maxim Group LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 14, 2019)

10.7	Promissory Note in the principal amount of $460,000 dated May 11, 2020

10.8	Promissory Note in the principal amount of $460,000 dated August 12, 2020

10.9	Promissory Note in the principal amount of $460,000 dated November 10, 2020

10.10	Promissory Note in the principal amount of $594,466.50 dated February 10, 2021

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 14, 2019)

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 14, 2019)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 14, 2019)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 14, 2019)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

AGBA ACQUISITION LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AGBA Acquisition Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheet of AGBA Acquisition Limited (the “Company”) as of December 31, 2020, and the related statements of operations and comprehensive (loss) income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2020 and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AGBA Acquisition Limited. as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2020.

New York, New York

March 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

AGBA Acquisition Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheet of AGBA Acquisition Limited (the “Company”) as of December 31, 2019, the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2019 through 2020.

New York, NY
March 31, 2020

AGBA ACQUISITION LIMITED

BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$672,443	$929,335
Prepayments	31,695	26,016
Total current assets	704,138	955,351
Cash and investments held in trust account	48,249,909	46,603,976

TOTAL ASSETS	$48,954,047	$47,559,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$34,902	$11,755
Note payable	1,380,000	-
Amount due to related party	790,122	543,193
Total current liabilities	2,205,024	554,948
Deferred underwriting compensation	1,025,948	1,025,948

TOTAL LIABILITIES	3,230,972	1,580,896

Commitments and contingencies Ordinary shares, subject to redemption: 3,882,414 and 4,044,736 shares (at redemption value of $10.49 and $10.13 per share)	40,723,074	40,978,430

Shareholders’ Equity:
Ordinary shares, $0.001 par value; 100,000,000 shares authorized; 2,092,586 and 1,930,264 shares issued and outstanding (excluding 3,882,414 and 4,044,736 shares subject to redemption)	2,093	1,930
Additional paid-in capital	4,990,205	4,735,012
Accumulated other comprehensive income	10,173	98,103
(Accumulated deficit) retained earnings	(2,470)	164,956

Total shareholders’ equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,954,047	$47,559,327

See accompanying notes to financial statements.

AGBA ACQUISITION LIMITED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended December 31,
	2020	2019
Formation, general and administrative expenses	$(521,506)	$(338,649)
Total operating expenses	(521,506)	(338,649)

Other income:
Dividend income	7,617	16
Foreign exchange gain	159	170
Interest income	346,304	505,935
Total other income	354,080	506,121

(Loss) income before income taxes	(167,426)	167,472

Income taxes	-	-

NET (LOSS) INCOME	$(167,426)	$167,472

Less: income attributable to ordinary shares subject to redemption	(298,710)	(444,796)

Net loss attributable to AGBA Acquisition Limited	$(466,136)	$(277,324)

NET (LOSS) INCOME	(167,426)	167,472

Other comprehensive (loss) income:
Change in unrealized gain on available for sale securities	(87,930)	98,103

COMPREHENSIVE (LOSS) INCOME	$(255,356)	$265,575

Basic and diluted weighted average shares outstanding	2,092,586	1,913,762

Basic and diluted net loss per share	$(0.22)	$(0.14)

See accompanying notes to financial statements.

AGBA ACQUISITION LIMITED

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31, 2019 and 2020
	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Retained earnings (accumulated	Total shareholders’
	No. of shares	Amount	capital	income	deficit)	equity
Balance as of January 1, 2019	1,000	$1	$-	$-	$(2,516)	$(2,515)

Issuance of ordinary shares to the founder	1,149,000	1,149	23,851	-	-	25,000
Sale of units in initial public offering	4,600,000	4,600	45,995,400	-	-	46,000,000
Offering costs	-	-	(2,559,729)	-	-	(2,559,729)
Sale of ordinary shares to the founder in private placement	225,000	225	2,249,775	-	-	2,250,000
Impact of changes in ordinary shares subject to possible redemption	(4,044,736)	(4,045)	(40,974,385)	-	-	(40,978,430)
Sales of unit purchase option	-	-	100	-	-	100
Realized holding loss on available-for-sale securities	-	-	-	(505,858)	-	(505,858)
Unrealized holding gain on available-for-sale securities	-	-	-	603,961	-	603,961
Net income for the year	-	-	-	-	167,472	167,472

Balance as of December 31, 2019	1,930,264	$1,930	$4,735,012	$98,103	$164,956	$5,000,001

Impact of changes in ordinary shares subject to possible redemption	162,322	163	255,193	-	-	255,356
Realized holding loss on available-for-sale securities	-	-	-	(346,244)	-	(346,244)
Unrealized holding gain on available-for-sale securities	-	-	-	258,314	-	258,314
Net loss for the year	-	-	-	-	(167,426)	(167,426)

Balance as of December 31, 2020	2,092,586	$2,093	$4,990,205	$10,173	$(2,470)	$5,000,001

See accompanying notes to financial statements.

AGBA ACQUISITION LIMITED

STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended December 31,
	2020	2019
Cash flow from operating activities
Net (loss) income	$(167,426)	$167,472
Adjustments to reconcile net (loss) income to net cash used in operating activities
Interest income earned in cash and investments held in trust account	(353,921)	(505,858)

Change in operating assets and liabilities:
Increase in prepayments	(5,679)	(26,016)
Increase in accrued liabilities	23,147	9,255
Cash used in operating activities	(503,879)	(355,147)

Cash flows from investing activities
Proceeds deposited in Trust Account	-	(46,000,015)

Net cash used in investing activities	-	(46,000,015)

Cash flows from financing activities
Proceeds from unit purchase option	-	100
Proceeds from public offering, net of offering cost	-	44,538,719
Proceeds from sale of private placement	-	2,250,000
Proceeds from issuance of founder shares	-	25,000
Advances from a related party	246,987	470,678

Net cash provided by financing activities	246,987	47,284,497

NET CHANGE IN CASH	(256,892)	929,335

Cash, beginning of year	929,335	-

Cash, end of year	$672,443	$929,335

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Change in unrealized gain in Trust Account	$(87,930)	$-
Initial classification of shares subject to redemption	$-	$40,702,622
Change in value of shares subject to redemption	$255,356	$275,808
Deferred underwriting compensation	$-	$1,025,948
Proceeds deposited in trust account by a founder shareholder	$1,380,000	$-

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

Basis of Presentation

The Company’s entire activity from inception up to December 31, 2020 was in preparation for the initial public offering. Since the initial public offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company has selected December 31 as its fiscal year end and tax year end.

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Financing

The registration statement for the Company’s initial public offering (the “Public Offering” as described in Note 4) was declared effective by the United States Securities and Exchange Commission (“SEC”) on May 13, 2019. The Company consummated the Public Offering on May 16, 2019 of 4,600,000 units at $10.00 per unit (the “Public Units’) and sold to the Sponsor to purchase 225,000 units at $10 per unit. The Company received net proceeds of $46,716,219. The Company incurred $2,559,729 in initial public offering related costs, including $2,175,948 of underwriting fees and $383,781 of initial public offering costs.

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

Business Combination

Pursuant to Nasdaq listing rules, the Company’s Initial Business Combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the Trust Account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the Trust Account), which the Company refers to as the 80% test, at the time of the execution of a definitive agreement for its initial business combination, although the Company may structure a business combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. If the Company is no longer listed on Nasdaq, it will not be required to satisfy the 80% test. The Company currently anticipates structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses.

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

The Company’s amended and restated memorandum and articles of association contains provisions designed to provide certain rights and protections to its ordinary shareholders prior to the consummation of the initial business combination. These provisions cannot be amended without the approval of 65% (or 50% if approved in connection with the initial business combination) of the Company’s outstanding ordinary shares attending and voting on such amendment. The Company’s initial shareholders, who will beneficially own 20.0% of ordinary shares upon the closing of this offering (assuming they do not purchase any units in this offering), will participate in any vote to amend the amended and restated memorandum and articles of association and will have the discretion to vote in any manner they choose. Prior to the initial business combination, if the Company seek to amend any provisions of the amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, the Company will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote on any proposed amendments to the amended and restated memorandum and articles of association. The Company and the directors and officers have agreed not to propose any amendment to the amended and restated memorandum and articles of association that would affect the substance and timing of the Company’s obligation to redeem the public shares if the Company are unable to consummate the initial business combination within 12 months (or 21 months, as applicable) from the closing of this offering. The Company’s initial shareholders have agreed to waive any redemption rights with respect to any insider shares and any public shares they may hold in connection with any vote to amend the amended and restated memorandum and articles of association prior to its initial business combination.

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

Liquidation

If the Company does not complete a business combination within 30 months from the consummation of the Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from its shareholders to commence such a voluntary winding up, dissolution and liquidation. However, if the Company anticipates that the Company may not be able to consummate its initial business combination within 12 months, the Company may, but is not obligated to, extend the period of time to consummate a business combination six times (including three times approved by shareholders on February 5, 2021 (see Note 8)) by an additional three months each time (for a total of up to 30 months to complete a Business Combination). As of the date of this report, the Company has extended four times the period of time to consummate a Business Combination until May 16, 2021. Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, LLC on the date of this prospectus, in order to extend the time available for the Company to consummate its initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $460,000 or $0.10 per public share ($594,467 or $0.15 per public share for any extension after February 5, 2021), on or prior to the date of the applicable deadline. .  The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination, or, at the lender’s discretion, converted upon consummation of its business combination into additional private units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial business combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete its initial business combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate the Company initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If the Company is unable to consummate the Company’s initial business combination within such time period, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 16, 2021.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

●	Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 or 2019.

●	Cash and investments held in trust account

At December 31, 2020 and 2019, the assets held in the Trust Account are held in cash and US Treasury securities.

The Company classified investments that are directly invested in U.S. Treasuries as available for sales and money market funds are classified in accordance with the trading method. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income (loss). The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the statements of operations and comprehensive ((loss) income.

●	Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020 and 2019, 3,882,414 and 4,044,736 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of December 31, 2020 and 2019 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$48,249,518	$48,249,518	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,603,508	$46,603,508	$-	$-

*	included in cash and investments held in trust account on the Company’s balance sheet.

●	Concentration of credit risk

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

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible redemption. Diluted loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Ordinary shares subject to possible redemption at December 31, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of rights that convert into 276,000 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the conversion of the rights into ordinary shares would be anti-dilutive.

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

●	Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the financial statements and accompanying notes.

●	Recent accounting pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.

NOTE 3 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of December 31, 2020, investment securities in the Company’s Trust Account consisted of $48,249,518 in United States Treasury Bills and $391 in cash. As of December 31, 2019, investment securities in the Company’s Trust Account consisted of $46,593,508 in United States Treasury Bills and $10,468 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying December 31, 2020 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on December 31, 2020 and 2019 is as follows:

	Carrying Value as of December 31, 2020	Gross Unrealized Holding Gain	Fair Value as of December 31, 2020
Available-for-sale marketable securities
U.S. Treasury Securities	$48,239,345	$10,173	$48,249,518

	Carrying Value as of December 31, 2019	Gross Unrealized Holding Gain	Fair Value as of December 31, 2019
Available-for-sale marketable securities
U.S. Treasury Securities	$46,421,849	$171,659	$46,593,508

NOTE 4 — PUBLIC OFFERING

On May 16, 2019, the Company sold 4,600,000 units at a price of $10.00 per Public Unit in the Public Offering. Each Public Unit consists of one ordinary share of the Company, $0.0001 par value per share (the “Public Shares”), one right (the “Public Rights”) and one warrant (the “Public Warrant”). Each Public Right entitles the holder to receive one-tenth (1/10) of an ordinary share upon consummation of an initial Business Combination. Each Public Warrant entitles the holder to purchase one-half (1/2) of an ordinary share upon consummation of an initial Business Combination. In addition, the Company has granted Maxim Group LLC, the underwriter of the Public Offering, a 45-day option to purchase up to 225,000 Public Units solely to cover over-allotments, if any.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Insider Shares

In October 2018, the Company’s Chief Executive Officer subscribed for an aggregate of 1,000 of ordinary shares for an aggregate purchase price of $1, or approximately $0.001 per share. On February 22, 2019, the Company issued an aggregate of 1,149,000 Ordinary Shares to AGBA Holding Limited for an aggregate purchase price of $25,000 in cash.

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

Administrative Services Agreement

The Company is obligated to pay AGBA Holding Limited, a company owned by the insiders, a monthly fee of $10,000 for general and administrative services. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s audit committee that the Company lacks sufficient funds held outside the trust to pay actual or anticipated expenses in connection with the initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of its initial business combination.

Related Party Loan

In order to meet the working capital needs following the consummation of the Public Offering, the initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of its initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of its business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 55,000 ordinary shares (which includes 5,000 shares issuable upon conversion of rights) and warrants to purchase 25,000 ordinary shares if $500,000 of notes were so converted). The Company’s shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of its initial business combination. If the Company does not complete a business combination, the loans will not be repaid.

Related Party Extensions Loan

The Company will have until 12 months from the consummation of this offering to consummate the initial business combination. However, if the Company anticipate that the Company may not be able to consummate the initial business combination within 12 months, the Company may, but are not obligated to, extend the period of time to consummate a business combination three times by an additional three months each time (for a total of up to 21 months to complete a business combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for us to consummate its initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $400,000, or $460,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of its initial business combination, or, at the lender’s discretion, converted upon consummation of its business combination into additional private units at a price of $10.00 per unit.

The Company initially had 12 months from the consummation of this offering to consummate the initial business combination. However, if the Company anticipate that the Company may not be able to consummate the initial business combination within 12 months, the Company may, but are not obligated to, extend the period of time to consummate a business combination six times (including three times approved by shareholders on February 5, 2021 (see Note 8)) by an additional three months each time (for a total of up to 30 months to complete a business combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company on the date of this prospectus, in order to extend the time available for us to consummate its initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $460,000 or $0.10 per public share ($594,467 or $0.15 per public share for any extension after February 5, 2021), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of its initial business combination, or, at the lender’s discretion, converted upon consummation of its business combination into additional private units at a price of $10.00 per unit.

On May 11, 2020, August 12, 2020, and November 10, 2020, the Company issued three Notes, each in an amount of $460,000 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until February 16, 2021. The Notes are non-interest bearing and is payable upon the closing of a business combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit.

Related Party Advances

In the event the Sponsor pays for any expense or liability on behalf of the Company, then such payments would be accounted for as loan to the Company by the Sponsor. The Sponsor, AGBA Holding Limited, has paid the expenses incurred by the Company an aggregate of $790,122 on a non-interest bearing basis as of December 31, 2020.

As of December 31, 2020 and 2019, the Company owed a balance of $790,122 and $543,193, respectively, to AGBA Holding Limited.

NOTE 6 – SHAREHOLDER’S EQUITY

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares at par $0.001.

The Company’s shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. In connection with any vote held to approve its initial business combination, all of the initial shareholders, as well as all of the officers and directors, have agreed to vote their respective ordinary shares owned by them immediately prior to this offering and any shares purchased in this offering or following this offering in the open market in favor of the proposed business combination.

On February 22, 2019, the Company issued an aggregate of 1,149,000 founder shares to the sponsor for an aggregate purchase price of $25,000 in cash.

On May 16, 2019, the Company issued 225,000 ordinary shares under the private placement of 225,000 private units at $10 per unit, to the Sponsor.

On May 16, 2019, the Company sold 4,600,000 units at a price of $10.00 per Public Unit in the Public Offering.

As of December 31, 2020, 2,092,586 ordinary shares issued and outstanding excluding 3,882,414 shares are subject to possible conversion.

Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”), including the reclassification out of AOCI.

Available-for-sale securities
Balance as of January 1, 2020	$98,103
Other comprehensive income before reclassifications	258,314
Amounts reclassified from AOCI into interest income	(346,244)
Balance as of December 31, 2020	$10,173

Available-for-sale securities
Balance as of January 1, 2019	$-
Other comprehensive income before reclassifications	603,961
Amounts reclassified from AOCI into interest income	(505,858)
Balance as of December 31, 2019	$98,103

Warrants

Each redeemable warrant entitles the holder thereof to purchase one-half (1/2) of one ordinary share at a price of $11.50 per full share. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares. This means that only an even number of warrants may be exercised at any given time by a warrant holder.

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

Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon exercise of the public warrants is not effective within 90 days following the consummation of its initial business combination, public warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. In such event, each holder would pay the exercise price by surrendering the warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the day prior to the date of exercise. For example, if a holder held 300 warrants to purchase 150 shares and the fair market value on the date prior to exercise was $15.00, that holder would receive 35 shares without the payment of any additional cash consideration. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis.

The warrants will become exercisable on the later of the completion of an initial business combination and May 13, 2020. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of an initial business combination, or earlier upon redemption.

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

If the foregoing conditions are satisfied and the Company would issue a notice of redemption, each warrant holder can exercise his, her or its warrant prior to the scheduled redemption date. However, the price of the ordinary shares may fall below the $16.50 trigger price as well as the $11.50 warrant exercise price per full share after the redemption notice is issued and not limit its ability to complete the redemption.

The redemption criteria for the warrants have been established at a price which is intended to provide warrant holders a reasonable premium to the initial exercise price and provide a sufficient differential between the then-prevailing share price and the warrant exercise price so that if the share price declines as a result of the redemption call, the redemption will not cause the share price to drop below the exercise price of the warrants.

If the Company calls the warrants for redemption as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the whole warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. Whether the Company will exercise its option to require all holders to exercise their warrants on a “cashless basis” will depend on a variety of factors including the price of its ordinary shares at the time the warrants are called for redemption, the Company’s cash needs at such time and concerns regarding dilutive share issuances.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management has evaluated the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s future financial position, results of its operations and/or search for a target company, there has been a significant impact as of the date of these financial statements. The financial statements do not include any adjustments that might result from the future outcome of this uncertainty.

Registration Rights

The holders of the insider shares issued and outstanding prior to the date of the IPO, as well as the holders of the Private Units (and all underlying securities) and any securities its initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to the Company, are be entitled to registration rights pursuant to a registration rights agreement entered into concurrently without initial public offering. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Unit Purchase Option

The Company sold to Maxim for $100, an option to purchase 276,000 units exercisable, at $11.50 per unit commencing at any time between the first and fifth anniversary of the effective date of the registration statement relating to its initial public offering. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on May 13, 2024. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Public Offering resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of the unit purchase option is approximately $747,960, or $2.71 per Unit, using the Black-Scholes option-pricing model. The fair value of the unit purchase option to be granted to the underwriters is estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 2.18% and (3) expected life of four years between first and fifth anniversary dates of the Effective Date. The option and the units, as well as the ordinary shares and warrants to purchase ordinary shares that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement or the commencement of sales in the Public Offering pursuant to Rule 5110(g)(1) of FINRA’s Rules, during which time the option may not be sold, transferred, assigned, pledged or hypothecated, or be subject of any hedging, short sale, derivative or put or call transaction that would result in the economic disposition of the securities. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated prior to May 13, 2020 except to any underwriters and selected dealer participating in the offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement of which forms a part with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. We will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

Right of First Refusal

Subject to certain conditions, the Company granted Maxim, for a period of 18 months after the date of the consummation of the business combination, a right of first refusal to act as lead underwriters or minimally as a co-manager, with at least 30% of the economics; or, in the case of a three-handed deal, 20% of the economics, for any and all future public and private equity and debt offerings. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement.

NOTE 8 – SUBSEQUENT EVENTS

On January 28, 2021, the Company received a letter from the Nasdaq, which stated that the Company no longer complies with Nasdaq’s continued listing rules due to the Company not maintaining a minimum of 300 public holders for continued listing, as required pursuant to rule 5550(a)(3). In accordance with Nasdaq Rule 5810(c)(2)(G), the Company has 45 calendar days to submit a plan to regain compliance and, if Nasdaq accepts the plan, Nasdaq can grant the Company an exception of up to 180 calendar days from the date of this letter, or until July 27, 2021, to regain compliance. The Company plans to submit a compliance plan within the specified period.

On February 5, 2021, the Company held its extraordinary meeting of shareholders. During this meeting, the Company’s shareholders approved the proposals to (i) amend the second amended and restated memorandum and articles of association to further extend the date by which it has to consummate a business combination three times for three additional months each time from February 16, 2021 to November 16, 2021; and (ii) amend the investment management trust agreement, dated as of May 14, 2019 by and between the Company and Continental Stock Transfer & Trust Company, LLC (“Continental”) to allow it to further extend the time to complete a business combination three times for three additional months each time from February 16, 2021 to November 16, 2021. On February 8, 2021, 636,890 shares were redeemed by a number of shareholders at a price of approximately $10.49 per share, in an aggregate principal amount of $6,680,520.

On February 10, 2021, the Company issued unsecured promissory note in the aggregate principal amount of $594,467 to AGBA Holding Limited in exchange for AGBA Holding Limited depositing such amount into the Company’s trust account in order to extend the amount of available time to complete a business combination.