Form 10-Q
period 2021-03-31
AGBA Acquisition Ltd
filed 2021-06-16
CIK 1769624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 20, 2021, there were 5,338,110 shares of the Company’s ordinary shares, par value $0.001 per share, issued and outstanding.

AGBA ACQUISITION LIMITED

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AGBA ACQUISITION LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2021	December 31, 2020
		(Revised)
ASSETS
Current assets:
Cash	$570,008	$672,443
Prepayments	7,924	31,695

Total current assets	577,932	704,138
Cash and investments held in trust account	42,164,900	48,249,909

TOTAL ASSETS	$42,742,832	$48,954,047

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$10,868	$34,902
Note payable	1,974,466	1,380,000
Amount due to related party	820,972	790,122

Total current liabilities	2,806,306	2,205,024
Warrant liabilities	400,000	390,000
Deferred underwriting compensation	1,025,948	1,025,948

TOTAL LIABILITIES	4,232,254	3,620,972

Commitments and contingencies
Ordinary shares, subject to redemption 3,149,612 and 3,845,233 shares (at conversion value of $10.64 and $10.49 per share)	33,510,577	40,333,074

Shareholders’ Equity:
Ordinary shares, $0.001 par value; 100,000,000 shares authorized; 2,188,498 and 2,129,767 shares issued and outstanding (excluding 3,149,612 and 3,845,233 shares subject to redemption)	2,188	2,130
Additional paid-in capital	4,972,087	4,830,168
Accumulated other comprehensive income	-	10,173
Retained earnings	25,726	157,530

Total shareholders’ equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$42,742,832	$48,954,047

See accompanying notes to unaudited condensed financial statements.

AGBA ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31,
	2021	2020
		(Revised)
Formation, general and administrative expenses	$(133,043)	$(132,978)

Total operating expenses	(133,043)	(132,978)

Other (expense) income
Change in fair value of warrant liabilities	(10,000)	40,000
Dividend income	563	32
Foreign exchange gain	-	153
Interest income	10,676	22
Total other income, net	1,239	40,207

Loss before income taxes	(131,804)	(92,771)

Income taxes	-	-

NET LOSS	(131,804)	(92,771)

Less: income attributable to ordinary shares subject to redemption	(8,932)	-

Net loss attributable to AGBA Acquisition Limited	(140,736)	(92,771)

NET LOSS	(131,804)	(92,771)

Other comprehensive income:
Unrealized gain on available held for sale securities	(10,173)	234,618

COMPREHENSIVE (LOSS) INCOME	$(141,977)	$141,847

Basic and diluted weighted average shares outstanding	2,129,767	1,981,590

Basic and diluted net loss per share	$(0.07)	$(0.05)

See accompanying notes to unaudited condensed financial statements.

AGBA ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31, 2021
	Ordinary shares		Additional	Accumulated other	Retained earnings	Total
	No. of shares	Amount	paid-in capital	comprehensive income	(accumulated deficit)	shareholder’s equity

Balance as of January 1, 2021 (revised)	2,129,767	$2,130	$4,830,168	$10,173	$157,530	$5,000,001

Change in ordinary shares subject to possible redemption	58,731	58	141,919	-	-	141,977
Unrealized holding gain on available-for-sales securities	-	-	-	482	-	482
Realized holding loss on available-for-sale securities				(10,655)		(10,655)
Net loss for the period	-	-	-	-	(131,804)	(131,804)

Balance as of March 31, 2021	2,188,498	$2,188	$4,972,087	$-	$25,726	$5,000,001

	Three months ended March 31, 2020
	Ordinary shares		Additional	Accumulated other	Retained earnings	Total
	No. of shares	Amount	paid-in capital	comprehensive income	(accumulated deficit)	shareholder’s equity

Balance as of January 1, 2020 (revised)	1,981,590	$1,982	$4,704,960	$98,103	$194,956	$5,000,001

Change in ordinary shares subject to possible redemption	6,075	6	(141,853)	-	-	(141,847)
Unrealized holding gain on available-for-sales securities	-	-	-	234,618	-	234,618
Net loss for the period	-	-	-	-	(92,771)	(92,771)

Balance as of March 31, 2020 (revised)	1,987,665	$1,988	$4,563,107	$332,721	$47,815	$5,000,001

See accompanying notes to unaudited condensed financial statements.

AGBA ACQUISITION LIMITED

CONDENSED STATEMENT OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flow from operating activities		(Revised)
Net loss	$(131,804)	$(92,771)
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Change in fair value of warrant liabilities	10,000	(40,000)
Interest income earned in cash and investments held in trust account	(11,239)	(32)

Change in operating assets and liabilities:
Decrease in prepayments	23,771	19,512
Decrease increase in accrued liabilities	(24,034)	(1,286)

Cash used in operating activities	(133,306)	(114,577)

Cash flows from financing activities
Advance from a related party	30,871	42,001

Net cash provided by financing activities	30,871	42,001

NET CHANGE IN CASH	(102,435)	(72,576)

Cash, beginning of period	672,443	929,335

Cash, end of period	$570,008	$856,759

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Unrealized (loss) gain on Trust Account	$(10,173)	$234,618
Changes in ordinary shares subject to conversion	$141,977	$(141,847)
Proceeds of a promissory note deposited in Trust Account by a founder shareholder	$594,467	$-
Cash payout to shareholders directly released from trust account due to share redemption	$6,680,520	$-

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

The Company’s entire activity from inception up to March 31, 2021 was in preparation for the initial public offering. Since the initial public offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company has selected December 31 as its fiscal year end and tax year end.

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

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Liquidation

If the Company does not complete a business combination within 30 months from the consummation of the Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, if the Company anticipate that the Company may not be able to consummate its initial business combination within 12 months, the Company may, but are not obligated to, extend the period of time to consummate a business combination six times (including three times approved by shareholders on February 5, 2021 by an additional three months each time (for a total of up to 30 months to complete a Business Combination). As of the date of this report, the Company has extended five times the period of time to consummate a business combination until August 16, 2021. Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, LLC on the date of this prospectus, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $594,467 or $0.15, on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial business combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete our initial business combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate the Company initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If the Company is unable to consummate the Company’s initial business combination within such time period, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of the 225,000   warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the Initial Public Offering (the “Private Warrants”). The Company previously accounted for the Private Warrants as components of equity.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815”), the Company concluded that a provision in the warrant agreement related to certain transfer provisions precludes the Private Warrants from being accounted for as components of equity. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, the Private Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations in the period of change.

The following tables summarize the effect of the revision on each financial statement line item as of the dates, and for the period, indicated:

	As
	Previously		As
	Reported	Adjustments	Revised

Balance sheet as of May 16, 2019
Warrant Liabilities	$-	$550,000	$550,000
Total Liabilities	1,451,012	550,000	2,001,012
Ordinary Shares Subject to Possible Redemption	40,702,622	(550,000)	40,152,622
Ordinary Shares	5,975	(4,015)	1,960
Additional Paid-in Capital	5,006,775	4,015	5,010,790

Balance sheet as of June 30, 2019 (unaudited)
Warrant Liabilities	$-	$530,000	$530,000
Total Liabilities	1,494,878	530,000	2,024,878
Ordinary Shares Subject to Possible Redemption	40,749,738	(530,000)	40,219,738
Ordinary shares	1,914	53	1,967
Additional Paid-in Capital	4,963,720	(20,053)	4,943,667
Retained Earnings (Accumulated Deficit)	(127,819)	20,000	(107,819)

Balance sheet as of September 30, 2019 (unaudited)
Warrant Liabilities	$-	$510,000	$510,000
Total Liabilities	1,543,756	510,000	2,053,756
Ordinary Shares Subject to Possible Redemption	40,874,479	(510,000)	40,364,479
Ordinary Shares	1,925	50	1,975
Additional Paid-in Capital	4,838,968	(40,050)	4,798,918
Retained Earnings (Accumulated Deficit)	(264,436)	40,000	(224,436)

Balance sheet as of December 31, 2019
Warrant Liabilities	$-	$520,000	$520,000
Total Liabilities	1,580,896	520,000	2,100,896
Ordinary Shares Subject to Possible Redemption	40,978,430	(520,000)	40,458,430
Ordinary Shares	1,930	52	1,982
Additional Paid-in Capital	4,735,012	(30,052)	4,704,960
Retained Earnings	164,956	30,000	194,956

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	As
	Previously		As
	Reported	Adjustments	Revised

Balance sheet as of March 31, 2020 (unaudited)
Warrant Liabilities	$-	$480,000	$480,000
Total Liabilities	1,621,611	480,000	2,101,611
Ordinary Shares Subject to Possible Redemption	41,080,277	(480,000)	40,600,277
Ordinary Shares	1,941	47	1,988
Additional Paid-in Capital	4,633,154	(70,047)	4,563,107
Retained Earnings	32,185	70,000	102,185

Balance sheet as of June 30, 2020 (unaudited)
Warrant Liabilities	$-	$430,000	$430,000
Total Liabilities	1,711,966	430,000	2,141,966
Ordinary Shares Subject to Possible Redemption	41,008,207	(430,000)	40,578,207
Ordinary Shares	1,988	41	2,029
Additional Paid-in Capital	4,705,177	(120,041)	4,585,136
Retained Earnings	292,836	120,000	412,836

Balance sheet as of September 30, 2020 (unaudited)
Warrant Liabilities	$-	$400,000	$400,000
Total Liabilities	2,205,871	400,000	2,605,871
Ordinary Shares Subject to Possible Redemption	40,931,736	(400,000)	40,531,736
Ordinary Shares	2,034	39	2,073
Additional Paid-in Capital	4,781,602	(150,039)	4,631,563
Retained Earnings	206,149	150,000	356,149

Balance sheet as of December 31, 2020
Warrant Liabilities	$-	$390,000	$390,000
Total Liabilities	3,230,972	390,000	3,620,972
Ordinary Shares Subject to Possible Redemption	40,723,074	(390,000)	40,333,074
Ordinary Shares	2,093	37	2,130
Additional Paid-in Capital	4,990,205	(160,037)	4,830,168
Retained Earnings (Accumulated Deficit)	(2,470)	160,000	157,530

Statement of Operations for the three months ended June 30, 2019 (unaudited)
Change in fair value of warrant liabilities	$-	$20,000	$20,000
Net income (loss)	(115,288)	20,000	(95,288)
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	1,447,398	103,022	1,550,420
Basic and diluted net loss per share, Non-redeemable ordinary shares	(0.08)	0.02	(0.06)

Statement of Operations for the six months ended June 30, 2019 (unaudited)
Change in fair value of warrant liabilities	$-	$20,000	$20,000
Net income (loss)	(125,303)	20,000	(105,303)
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	934,798	416,518	1,351,316
Basic and diluted net loss per share, Non-redeemable ordinary shares	(0.13)	0.05	(0.08)

Statement of Operations for the three months ended September 30, 2019 (unaudited)
Change in fair value of warrant liabilities	$-	$20,000	$20,000
Net income (loss)	(136,617)	20,000	(116,617)
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	1,914,343	52,814	1,967,157
Basic and diluted net loss per share, Non-redeemable ordinary shares	(0.07)	0.01	(0.06)

Statement of Operations for the nine months ended September 30, 2019 (unaudited)
Change in fair value of warrant liabilities	$-	$40,000	$40,000
Net income (loss)	(261,920)	40,000	(221,920)
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	1,264,901	293,951	1,558,852
Basic and diluted net loss per share, Non-redeemable ordinary shares	(0.21)	0.07	(0.14)

Statement of Operations for the year ended December 31, 2019
Change in fair value of warrant liabilities	$-	$30,000	$30,000
Net income (loss)	167,472	30,000	197,472
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	1,913,762	(249,922)	1,663,840
Basic and diluted net loss per share, Non-redeemable ordinary shares	(0.14)	(0.01)	0.12

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	As
	Previously		As
	Reported	Adjustments	Revised
Statement of Operations for the three months ended March 31, 2020 (unaudited)
Change in fair value of warrant liabilities	$-	$40,000	$40,000
Net income (loss)	(132,771)	40,000	(92,771)
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	1,930,264	51,326	1,981,590
Basic and diluted net loss per share, Non-redeemable ordinary shares	(0.07)	0.02	(0.05)

Statement of Operations for the three months ended June 30, 2020 (unaudited)
Change in fair value of warrant liabilities	$-	$50,000	$50,000
Net income (loss)	260,651	50,000	310,651
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	1,919,201	68,464	1,987,665
Basic and diluted net loss per share, Non-redeemable ordinary shares	(0.02)	0.03	0.01

Statement of Operations for the six months ended June 30, 2020 (unaudited)
Change in fair value of warrant liabilities	$-	$90,000	$90,000
Net income (loss)	127,880	90,000	217,880
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	1,924,732	59,896	1,984,628
Basic and diluted net loss per share, Non-redeemable ordinary shares	(0.09)	0.06	(0.03)

Statement of Operations for the three months ended September 30, 2020 (unaudited)
Change in fair value of warrant liabilities	$-	$30,000	$30,000
Net income (loss)	(86,687)	30,000	(56,687)
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	1,987,522	41,812	2,029,334
Basic and diluted net loss per share, Non-redeemable ordinary shares	(0.04)	0.01	(0.03)

Statement of Operations for the nine months ended September 30, 2020 (unaudited)
Change in fair value of warrant liabilities	$-	$120,000	$120,000
Net income (loss)	41,193	120,000	161,193
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	1,949,489	50,150	1,999,639
Basic and diluted net loss per share, Non-redeemable ordinary shares	(0.13)	0.07	(0.06)

Statement of Operations for the year ended December 31, 2020
Change in fair value of warrant liabilities	$-	$130,000	$130,000
Net income (loss)	(167,426)	130,000	(37,426)
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	2,092,586	(74,586)	2,018,000
Basic and diluted net loss per share, Non-redeemable ordinary shares	(0.22)	0.06	(0.16)

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 26, 2021.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2021 and December 31, 2020.

●	Cash and investments held in trust account

At March 31, 2021, the assets held in the Trust Account are held in cash and US Treasury securities.

The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive loss. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the statements of operations and comprehensive (loss) income.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Warrant liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants are valued using a Black Scholes model.

●	Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at and March 31, 2021 and December 31, 2020, 3,149,612 and 3,845,233 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of March 31, 2021 due to the short maturities of such instruments.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2021	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$-	$-	$-	$-

Liabilities:
Warrant liabilities	$400,000	$-	$-	$400,000

	December 31, 2020	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Audited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$48,249,518	$48,249,518	$-	$-

Liabilities:
Warrant liabilities	$390,000	$-	$-	$390,000

*	included in cash in the Cash and investments held in trust account on the Company’s balance sheet.

●	Concentration of credit risk

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

NOTE 4 – CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of March 31, 2021, investment securities in the Company’s Trust Account consisted of $0 in United States Treasury Bills and $42,164,900 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying March 31, 2021 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on March 31, 2021 and December 31, 2020 is as follows:

	Carrying Value as of March 31, 2021 (Unaudited)	Gross Unrealized Holding Gain	Fair Value as of March 31, 2021 (Unaudited)

Available-for-sale marketable securities:
U.S. Treasury Securities	$-	$-	$-

	Carrying Value as of December 31, 2020 (Audited)	Gross Unrealized Holding Gain	Fair Value as of December 31, 2020 (Audited)

Available-for-sale marketable securities:
U.S. Treasury Securities	$48,239,345	$10,173	$48,249,518

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 5 – PUBLIC OFFERING

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

NOTE 6 – RELATED PARTY TRANSACTIONS

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

The Company initially had 12 months from the consummation of this offering to consummate the initial business combination. However, if the Company anticipate that the Company may not be able to consummate the initial business combination within 12 months, the Company may, but are not obligated to, extend the period of time to consummate a business combination six times (including three times approved by shareholders on February 5, 2021 (see Note 8)) by an additional three months each time (for a total of up to 30 months to complete a business combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company on the date of this prospectus, in order to extend the time available for us to consummate its initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account 594,467 or $0.15 per public share, on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of its initial business combination, or, at the lender’s discretion, converted upon consummation of its business combination into additional private units at a price of $10.00 per unit.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

On February 5, 2021, the Company issued one Note, in an amount of $594,467 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until May 16, 2021. The Notes are non-interest bearing and is payable upon the closing of a business combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit.

Related Party Advances

In the event the Sponsor pays for any expense or liability on behalf of the Company, then such payments would be accounted for as loan to the Company by the Sponsor. The Sponsor, AGBA Holding Limited, has paid the expenses incurred by the Company an aggregate of 30,850 on a non-interest bearing basis as of March 31, 2021.

As of March 31, 2021 and December 31, 2020, the Company owed a balance of $820,972 and $790,122 to AGBA Holding Limited, respectively.

NOTE 7 – SHAREHOLDER’S EQUITY

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

On May 16, 2019, the Company sold 4,600,000 units at a price of $10.00 per Public Unit in the Public Offering.

On February 8, 2020, 636,890 units (including the same amount of ordinary shares underlying such units) were redeemed by part of shareholders at a price of approximately $10.49 per share, in an aggregate principal amount of $6,680,520.

As of March 31, 2021 and December 31, 2020, 2,188,498 and 2,129,767 ordinary shares issued and outstanding excluding 3,149,612 and 3,845,233 shares are subject to possible redemption.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”), including the reclassification out of AOCI.

Available-for-sale securities
Balance as of January 1, 2021	$10,173
Other comprehensive income before reclassifications	482
Amounts reclassified from AOCI into interest income	(10,655)
Balance as of March 31, 2021	$-

Available-for-sale securities
Balance as of January 1, 2020	$98,103
Other comprehensive income before reclassifications	234,618
Amounts reclassified from AOCI into interest income	-
Balance as of March 31, 2020	$332,721

Rights

Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-tenth (1/10) of an ordinary share upon consummation of the initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of the business combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the British Virgin Islands law. As a result, you must hold rights in multiples of 10 in order to receive shares for all of your rights upon closing of a business combination. If we are unable to complete an initial business combination within the required time period and the Company redeems the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Public Warrants

Each public warrant entitles the holder thereof to purchase one-half (1/2) of one ordinary share at a price of $11.50 per full share, subject to adjustment as described in this prospectus. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares. This means that only an even number of warrants may be exercised at any given time by a warrant holder.

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

The Company may redeem the outstanding warrants (including any outstanding warrants issued upon exercise of the unit purchase option issued to Maxim Group LLC), in whole and not in part, at a price of $0.01 per warrant:

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

NOTE 8 – FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2021	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$42,164,900	$42,164,900	$-	$-

Liabilities:
Warrant liabilities	$400,000	$-	-	400,000

*	included in cash and investments held in trust account on the Company’s balance sheet.

The private warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the consolidated balance sheets.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company established the initial fair value for the private warrants on May 16, 2019, the date of the Company’s Initial Public Offering, using a Black-Scholes model. The Company allocated the proceeds received from the sale of Private Units, first to the private warrants based on their fair values as determined at initial measurement, with the remaining proceeds recorded as ordinary shares subject to possible redemption, and ordinary shares based on their relative fair values recorded at the initial measurement date. The warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	March 31, 2021	December 31, 2020	May 16, 2019 (Initial measurement)
Input
Share price	$10.57	$10.54	$10.00
Risk-free interest rate	0.64%	0.10%	2.18%
Volatility	46%	45%	55%
Exercise price	$11.50	$11.50	$11.50
Warrant life	5 years	5 years	5 years

As of March 31, 2021 and December 31, 2020, the aggregate value of the Private Warrants was $0.4 million. The change in fair value from December 31, 2020 to March 31, 2021 was approximately $(10,000). The change in fair value from December 31, 2019 to March 31, 2020 was approximately $40,000.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the investments existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for investments categorized in Level 3. Level 3 financial liabilities consist of the Private Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2021 the date the Company issued this unaudited financial statements.

On May 11, 2021, the Company issued unsecured promissory note in the aggregate principal amount of $594,467 to AGBA Holding Limited in exchange for AGBA Holding Limited depositing such amount into the Company’s trust account in order to extend the amount of available time to complete a business combination prior to August 16, 2021.

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

For the three months ended March 31, 2021, we had a net loss of $131,804, which was comprised of interest and dividend income and general and administrative expenses, as well as a loss from the change in fair value of warrant liabilities.

For the three months ended March 31, 2020, we had a net loss of $92,771, which was comprised of general and administrative expenses and a gain from change in fair value of warrant liabilities.

Liquidity and Capital Resources

As of March 31, 2021, we had cash of $570,008.  Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. This belief is based on the fact that while we may begin preliminary due diligence of a target business in connection with an indication of interest, we intend to undertake in-depth due diligence, depending on the circumstances of the relevant prospective acquisition, only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of our initial business combination. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating   our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to use from the trust account is minimal as a result of the current interest rate environment, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from members of our management team, but such members of our management team are not under any obligation to advance funds to, or invest in, us. In the event that the business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Business Combination need to be closed prior to August 16, 2021.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Private Warrants

The Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants are valued using a Black Scholes model.

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

Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income (loss) by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible conversion. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional ordinary shares that would have been outstanding if the potential ordinary share equivalents had been issued and if the additional ordinary shares were dilutive. Ordinary shares subject to possible conversion at the balance sheet date, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings.

Warrant liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants are valued using a Black Scholes model.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. In connection with the preparation of this Form 10-Q, we revised our prior position on accounting for private warrants. Based upon their evaluation, and in light of the SEC Staff Statement, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In light of the revision of our financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

The Company performed additional analysis and procedures with respect to accounts impacted by the material weakness in order to conclude that its unaudited financial statements in this Form 10-Q as of and for the three months ended March 31, 2021, are fairly presented, in all material respects, in accordance with GAAP.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on May 14, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated May 14, 2019 other than as stated below.

Changes in the accounting treatment of the warrants issued in out IPO and private placement warrants issued to our sponsor which may require that the warrants be classified as equity and are classified as a liability, we will have to incur significant expense in valuing such liabilities on a quarterly and annual basis, such liability would be reflected on our financial statements, and such classification may make it more difficult for us to complete an initial business combination.

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”). In the statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. If applicable, the warrants should be classified as a liability measured at fair value, with changes in fair value required to be reflected in the SPACs quarterly and annual financial statements. It is possible that our public warrants and private placement warrants would therefore be classified as a liability. If we determine that our public warrants and private placement warrants would be classified as liabilities, prior to the effective date of the registration statement of which this prospectus forms a part, we may amend the terms of the public warrants and the private placement warrants in order that they may be classified as equity, however, there can be no assurance that such changes will result in the classification of the public warrants and private placement warrants as equity. If the warrants are not classified as equity and are classified as a liability, we will have to incur significant expense in valuing such liabilities on a quarterly and annual basis, such liability would be reflected on our financial statements, and such classification and ongoing expense may make it more difficult for us to complete an initial business combination.

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

AGBA ACQUISITION LIMITED

Date: June 16, 2021		/s/ Gordon Lee
	Name:	Gordon Lee
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 16, 2021		/s/ Vera Tan
	Name:	Vera Tan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)