Form 10-Q
period 2021-06-30
AGBA Acquisition Ltd
filed 2021-08-06
CIK 1769624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 4, 2021, there were 5,338,110 shares of the Company’s ordinary shares, par value $0.001 per share, issued and outstanding.

AGBA ACQUISITION LIMITED

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AGBA ACQUISITION LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2021	December 31, 2020
		(Revised)
ASSETS
Current assets:
Cash	$504,092	$672,443
Prepayments	-	31,695

Total current assets	504,092	704,138
Cash and investments held in trust account	42,760,433	48,249,909

TOTAL ASSETS	$43,264,525	$48,954,047

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$25,830	$34,902
Note payable	2,568,933	1,380,000
Amount due to related party	857,677	790,122

Total current liabilities	3,452,440	2,205,024
Warrant liabilities	450,000	390,000
Deferred underwriting compensation	1,025,948	1,025,948

TOTAL LIABILITIES	4,928,388	3,620,972

Commitments and contingencies
Ordinary shares, subject to redemption 3,089,650 and 3,845,233 shares (at redemption value of $10.79 and $10.49 per share)	33,336,136	40,333,074

Shareholders’ Equity:
Ordinary shares, $0.001 par value; 100,000,000 shares authorized; 2,248,460 and 2,129,767 shares issued and outstanding (excluding 3,089,650 and 3,845,233 shares subject to redemption)	2,248	2,130
Additional paid-in capital	5,146,468	4,830,168
Accumulated other comprehensive income	-	10,173
(Accumulated deficit) retained earnings	(148,715)	157,530

Total shareholders’ equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,264,525	$48,954,047

See accompanying notes to unaudited condensed financial statements.

AGBA ACQUISITION LIMITED

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
		(Revised)		(Revised)
Formation, general and administrative expenses	$(125,521)	$(80,962)	$(258,564)	$(213,787)

Total operating expenses	(125,521)	(80,962)	(258,564)	(213,787)

Other (expenses) income
Change in fair value of warrant liabilities	(50,000)	50,000	(60,000)	90,000
Dividend income	1,066	7,039	1,629	7,071
Interest income	14	334,574	10,690	334,596
Total other (expenses) income, net	(48,920)	391,613	(47,681)	431,667

Income (loss) before income taxes	(174,441)	310,651	(306,245)	217,880

Income taxes	-	-	-	-

NET (LOSS) INCOME	$(174,441)	$310,651	$(306,245)	$217,880

Less: income attributable to ordinary shares subject to redemption	(842)	(293,019)	(9,604)	(293,110)

Net loss attributable to AGBA Acquisition Limited	$(175,283)	$17,632	$(315,849)	$(75,230)

NET (LOSS) INCOME	(174,441)	310,651	(306,245)	217,880

Other comprehensive income:
Unrealized gain on available held for sale securities	-	-	(10,173)	(98,103)

COMRPEHENSIVE (LOSS) INCOME	$(174,441)	$310,651	$(316,418)	$119,777

Basic and diluted weighted average shares outstanding	2,188,498	1,987,665	2,159,295	1,984,628

Basic and diluted net loss per share	$(0.08)	$0.01	$(0.15)	$(0.03)

See accompanying notes to unaudited condensed financial statements.

AGBA ACQUISITION LIMITED

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30, 2021
	Ordinary shares		Additional	Accumulated other	Retained earnings	Total
	No. of shares	Amount	paid-in capital	comprehensive income	(accumulated deficit)	shareholders’ equity
Balance as of April 1, 2021	2,188,498	$2,188	$4,972,087	$-	$25,726	$5,000,001
Change in ordinary shares subject to possible redemption	59,962	60	174,381	-	-	174,441
Net loss for the period	-	-	-	-	(174,441)	(174,441)

Balance as of June 30, 2021	2,248,460	$2,248	$5,146,468	$-	$(148,715)	$5,000,001

	Three months ended June 30, 2020
	Ordinary shares		Additional	Accumulated other		Total
	No. of shares	Amount	paid-in capital	comprehensive income	Retained earnings	shareholders’ equity
Balance as of April 1, 2020 (revised)	1,987,665	$1,988	$4,563,107	$332,721	$102,185	$5,000,001
Change in ordinary shares subject to possible redemption	41,669	41	(119,824)	-	-	(119,783)
Realized holding gain on available-for-sales securities	-	-	-	(334,594)	-	(334,594)
Unrealized holding gain on available-for-sales securities	-	-	-	1,873	-	1,873
Net income for the period	-	-	-	-	310,651	310,651

Balance as of June 30, 2020 (revised)	2,029,334	$2,029	$4,585,136	$-	$412,836	$5,000,001

	Six months ended June 30, 2021
	Ordinary shares		Additional	Accumulated other	Retained earnings	Total
	No. of shares	Amount	paid-in capital	comprehensive income	(accumulated deficit)	shareholders’ equity
Balance as of January 1, 2021 (revised)	2,129,767	$2,130	$4,830,168	$10,173	$157,530	$5,000,001
Ordinary shares subject to possible redemption	118,693	118	316,300	-	-	316,418
Realized holding gain on available-for-sales securities	-	-	-	(10,655)	-	(10,655)
Unrealized holding gain on available-for-sales securities	-	-	-	482	-	482
Net loss for the period	-	-	-	-	(306,245)	(306,245)

Balance as of June 30, 2021	2,248,460	$2,248	$5,146,468	$-	$(148,715)	$5,000,001

	Six months ended June 30, 2020
	Ordinary shares		Additional	Accumulated other		Total
	No. of shares	Amount	paid-in capital	comprehensive income	Retained earnings	shareholders’ equity
Balance as of January 1, 2020 (revised)	1,981,590	$1,982	$4,704,960	$98,103	$194,956	$5,000,001
Ordinary shares subject to possible redemption	47,744	47	(119,824)	-	-	(119,777)
Realized holding gain on available-for-sales securities	-	-	-	(334,594)	-	(334,594)
Unrealized holding gain on available-for-sales securities	-	-	-	236,491	-	236,491
Net income for the period	-	-	-	-	217,880	217,880

Balance as of June 30, 2020 (revised)	2,029,334	$2,029	$4,585,136	$-	$412,836	$5,000,001

See accompanying notes to unaudited condensed financial statements.

AGBA ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Six months ended June 30,
	2021	2020
		(Revised)
Cash flow from operating activities
Net income (loss)	$(306,245)	$217,880
Adjustments to reconcile net income (loss) to net cash used in operating activities
Change in fair value of warrant liabilities	60,000	(90,000)
Interest income earned in cash and investments held in trust account	(12,319)	(334,596)
Dividend income earned in cash and investments held in trust account	-	(7,071)

Change in operating assets and liabilities:
Decrease (increase) in prepayments	31,695	(53,221)
Decrease increase in accrued liabilities	(9,072)	(6,852)
Cash used in operating activities	(235,941)	(273,860)

Cash flows from financing activities
Advances from (repayment to) a related party, net	67,590	(322,078)

Net cash provided by financing activities	67,590	(322,078)

NET CHANGE IN CASH	(168,351)	(595,938)

Cash, beginning of period	672,443	929,335

Cash, end of period	$504,092	$333,397

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Unrealized (loss) gain on Trust Account	$(10,173)	$(98,103)
Changes in ordinary shares subject to redemption	$316,418	$119,777
Proceeds of a promissory note deposited in Trust Account by a founder shareholder	$1,188,933	$460,000
Cash payout to shareholders directly released from trust account due to share redemption	$6,680,520	$-

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

The Company’s entire activity from inception up to June 30, 2021 was in preparation for the initial public offering. Since the initial public offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company has selected December 31 as its fiscal year end and tax year end.

Financing

The registration statement for the Company’s initial public offering (the “Public Offering” as described in Note 5) was declared effective by the United States Securities and Exchange Commission (“SEC”) on May 13, 2019. The Company consummated the Public Offering on May 16, 2019 of 4,600,000 units at $10.00 per unit (the “Public Units’) and sold to the Sponsor to purchase 225,000 units at $10.00 per unit. The Company received net proceeds of $46,716,219. The Company incurred $2,559,729 in initial public offering related costs, including $2,175,948 of underwriting fees and $383,781 of initial public offering costs.

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

NOTE 2 – REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 26, 2021.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2021 and December 31, 2020.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Cash and investments held in trust account

At June 30, 2021, the assets held in the Trust Account were held in cash and US Treasury securities.

The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive loss. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other (expense) income, net in the statements of operations and comprehensive (loss) income.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at and June 30, 2021 and December 31, 2020, 3,089,650 and 3,845,233 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of June 30, 2021 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2021	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$42,760,433	$42,760,433	$-	$-
Liabilities:
Warrant liabilities	$450,000	$-	$-	$450,000

	December 31, 2020	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Audited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$48,249,518	$48,249,518	$-	$-
Liabilities:
Warrant liabilities	$390,000	$-	$-	$390,000

*	included in the Cash and investments held in trust account on the Company’s balance sheet.

●	Concentration of credit risk

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

The Company complies with the accounting and reporting requirements of ASC Topic 740, “ Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

●	Net income (loss) per share

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

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 4 – CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of June 30, 2021, investment securities in the Company’s Trust Account consisted of $42,760,433 in United States Treasury Bills and $0 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying June 30, 2021 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on June 30, 2021 and December 31, 2020 is as follows:

	Carrying Value as of June 30, 2021 (Unaudited)	Gross Unrealized Holding Gain	Fair Value as of June 30, 2021 (Unaudited)
Available-for-sale marketable securities:
U.S. Treasury Securities	$42,760,433	$-	$42,760,433

	Carrying Value as of December 31, 2020 (Audited)	Gross Unrealized Holding Gain	Fair Value as of December 31, 2020 (Audited)
Available-for-sale marketable securities:
U.S. Treasury Securities	$48,239,345	$10,173	$48,249,518

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

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company initially had 12 months from the consummation of this offering to consummate the initial business combination. However, if the Company anticipate that the Company may not be able to consummate the initial business combination within 12 months, the Company may, but are not obligated to, extend the period of time to consummate a business combination six times (including three times approved by shareholders on February 5, 2021) by an additional three months each time (for a total of up to 30 months to complete a business combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company on the date of this prospectus, in order to extend the time available for us to consummate its initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account 594,467 or $0.15 per public share, on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of its initial business combination, or, at the lender’s discretion, converted upon consummation of its business combination into additional private units at a price of $10.00 per unit.

On February 5, 2021 and May 11, 2021, the Company issued unsecured promissory note, in an amount of $594,467 and $594,467, respectively, to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until August 16, 2021. The Notes are non-interest bearing and is payable upon the closing of a business combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit.

Related Party Advances

In the event the Sponsor pays for any expense or liability on behalf of the Company, then such payments would be accounted for as loan to the Company by the Sponsor. The Sponsor, AGBA Holding Limited, has paid the expenses incurred by the Company an aggregate of $67,555 on a non-interest bearing basis as of June 30, 2021.

As of June 30, 2021 and December 31, 2020, the Company owed a balance of $857,677 and $790,122 to AGBA Holding Limited.

NOTE 7 – SHAREHOLDERS’ EQUITY

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

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of June 30, 2021 and December 31, 2020, 2,248,460 and 2,219,767 ordinary shares issued and outstanding excluding 3,089,650 and 3,845,233 shares are subject to possible conversion.

Accumulated Other Comprehensive Income

The table below presents the changes in accumulated other comprehensive income (“AOCI”), including the reclassification out of AOCI.

Available -for-sale securities
Balance as of January 1, 2021	$10,173
Other comprehensive income before reclassifications	482
Amounts reclassified from AOCI into interest income	(10,655)
Balance as of June 30, 2021	$-

Available -for-sale securities
Balance as of January 1, 2020	$98,103
Other comprehensive income before reclassifications	236,491
Amounts reclassified from AOCI into interest income	(334,594)
Balance as of June 30, 2020	$-

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2021	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$42,760,433	$42,760,433	$-	$-
Liabilities:
Warrant liabilities	$450,000	$-	$-	$450,000

*	included in cash and investments held in trust account on the Company’s balance sheet.

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

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

Input	June 30, 2021	December 31, 2020	May 16, 2019 (Initial measurement)
Share price	$10.73	$10.54	$10.00
Risk-free interest rate	0.87%	0.10%	2.18%
Volatility	44%	45%	55%
Exercise price	$11.50	$11.50	$11.50
Warrant life	5 years	5 years	5 years

As of June 30, 2021 and December 31, 2020, the aggregate value of the Private Warrants was $0.4 million. The change in fair value from December 31, 2020 to June 30, 2021 was approximately $(60,000). The change in fair value from December 31, 2019 to June 30, 2020 was approximately $90,000.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2021, up through the date the Company issued the unaudited condensed financial statements.

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

For the three and six months ended June 30, 2021, we had a net loss of $(174,441) and $(306,245), respectively, which was comprised of interest and dividend income, change in fair value of warrant liabilities and general and administrative expenses.

For the three and six months ended June 30, 2020, we had a net income of $310,651 and $127,880, respectively, which was comprised of interest and dividend income, change in fair value of warrant liabilities and general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2021, we had cash of $504,092. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. In connection with the preparation of this Form 10-Q, we revised our prior position on accounting for private warrants. Based upon their evaluation, and in light of the SEC Staff Statement, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

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

The Company performed additional analysis and procedures with respect to accounts impacted by the material weakness in order to conclude that its unaudited financial statements in this Form 10-Q as of and for the six months ended June 30, 2021, are fairly presented, in all material respects, in accordance with GAAP.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGBA ACQUISITION LIMITED

Date: August 5, 2021		/s/ Gordon Lee
	Name:	Gordon Lee
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2021		/s/ Vera Tan
	Name:	Vera Tan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)