Form 10-Q
period 2021-09-30
AGBA Acquisition Ltd
filed 2021-11-16
CIK 1769624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 2, 2021, there were 5,338,110 shares  of the Company’s ordinary shares, par value $0.001 per share, issued and outstanding.

AGBA ACQUISITION LIMITED

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AGBA ACQUISITION LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2021	December 31, 2020
		(Revised)
ASSETS
Current assets:
Cash	$356,075	$672,443
Prepayments	-	31,695

Total current assets	356,075	704,138
Cash and investments held in trust account	43,355,977	48,249,909

TOTAL ASSETS	$43,712,052	$48,954,047

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$13,782	$34,902
Note payable	3,163,400	1,380,000
Amount due to related party	902,528	790,122

Total current liabilities	4,079,710	2,205,024
Warrant liabilities	480,000	390,000
Deferred underwriting compensation	1,840,000	1,840,000

TOTAL LIABILITIES	6,399,710	4,435,024

Commitments and contingencies
Ordinary shares, subject to possible redemption 3,963,110 and 4,600,000 shares (at redemption value of $10.00 per share)	39,631,100	46,000,000

Shareholders’ Deficit:
Ordinary shares, $0.001 par value; 100,000,000 shares authorized; 1,375,000 shares issued and outstanding (excluding 3,963,110 and 4,600,000 shares subject to possible redemption)	1,375	1,375
Accumulated other comprehensive income	-	10,173
Accumulated deficits	(2,320,133)	(1,492,525)

Total shareholders’ deficit	(2,318,758)	(1,480,977)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$43,712,052	$48,954,047

See accompanying notes to unaudited condensed financial statements.

AGBA ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
		(Revised)		(Revised)
Formation, general and administrative expenses	$(180,831)	$(87,281)	$(439,395)	$(301,068)

Total operating expenses	(180,831)	(87,281)	(439,395)	(301,068)

Other (expense) income
Change in fair value of warrant liabilities	(30,000)	30,000	(90,000)	120,000
Dividend income	1,078	546	2,707	7,617
Interest income	10	48	10,700	334,644
Total other (expense) income, net	(28,912)	30,594	(76,593)	462,261

(Loss) income before income taxes	(209,743)	(56,687)	(515,988)	161,193

Income taxes	-	-	-	-

NET (LOSS) INCOME	(209,743)	(56,687)	(515,988)	161,193

NET (LOSS) INCOME	(209,743)	(56,687)	(515,988)	161,193

Other comprehensive income (loss):
Unrealized gain on available held for sale securities	-	10,216	-	(87,887)

COMPREHENSIVE (LOSS) INCOME	$(209,743)	$(46,471)	$(515,988)	$73,306

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	3,963,110	4,600,000	4,056,087	4,600,000
Basic and diluted net (loss) income per share, common stock subject to possible redemption	$(0.04)	$(0.01)	$(0.08)	$0.03

Basic and diluted weighted average shares outstanding, common stock attributable to AGBA Acquisition Limited	1,375,000	1,375,000	1,375,000	1,375,000
Basic and diluted net loss per share, common stock attributable to AGBA Acquisition Limited	$(0.04)	$(0.01)	$(0.15)	$0.03

See accompanying notes to unaudited condensed financial statements.

AGBA ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended September 30, 2021
	Ordinary shares		Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	income	deficit	deficit

Balance as of July 1, 2021 (revised)	1,375,000	$1,375	$-	$(2,110,390)	$(2,109,015)

Net loss for the period	-	-	-	(209,743)	(209,743)

Balance as of September 30, 2021	1,375,000	$1,375	$-	$(2,320,133)	$(2,318,758)

	Three months ended September 30, 2020
	Ordinary shares		Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	income	deficit	deficit

Balance as of July 1, 2020 (revised)	1,375,000	$1,375	$-	$(1,237,219)	$(1,235,844)

Realized holding gain on available-for-sales securities	-	-	10,216	-	10,216
Net income for the period	-	-	-	(56,687)	(56,687)

Balance as of September 30, 2020 (revised)	1,375,000	$1,375	$10,216	$(1,293,906)	$(1,282,315)

	Nine months ended September 30, 2021
	Ordinary shares		Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	income	deficit	deficit

Balance as of January 1, 2021 (revised)	1,375,000	$1,375	$10,173	$(1,492,525)	$(1,480,977)

Accretion of carrying value to redemption value				(311,620)	(311,620)
Unrealized holding gain on available-for-sales securities	-	-	482	-	482
Realized holding loss on available-for-sale securities			(10,655)		(10,655)
Net loss for the period	-	-	-	(515,988)	(515,988)

Balance as of September 30, 2021	1,375,000	$1,375	$-	$(2,320133)	$(2,318,758)

	Nine months ended September 30, 2020
	Ordinary shares		Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	income	deficit	deficit

Balance as of January 1, 2020 (revised)	1,375,000	$1,375	$98,103	$(1,455,099)	$(1,355,621)

Realized holding gain on available-for-sales securities	-	-	(342,174)	-	(342,174)
Unrealized holding gain on available-for-sales securities	-	-	254,287	-	254,287
Net income for the period	-	-	-	161,193	161,193

Balance as of September 30, 2020 (revised)	1,375,000	$1,375	$10,216	$(1,293,906)	$(1,282,315)

See accompanying notes to unaudited condensed financial statements.

AGBA ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Nine months ended
	September 30, 2021	September 30, 2020
		(Revised)
Cash flows from operating activities
Net loss	$(515,988)	$161,193
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	90,000	(120,000)
Interest income earned in cash and investments held in trust account	(13,407)	(342,261)
Change in operating assets and liabilities:
Decrease (increase) in prepayments	31,695	(29,450)
Decrease in accrued liabilities	(21,119)	(6,852)

Cash used in operating activities	(428,819)	(337,370)

Cash flows from financing activities
Advances from (repayment to) a related party	112,451	(288,125)

Net cash provided by financing activities	112,451	(288,125)

NET CHANGE IN CASH	(316,368)	(625,495)

Cash, beginning of period	672,443	929,335

Cash, end of period	$356,075	$303,840

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Unrealized (loss) gain on Trust Account	$(10,173)	$87,887
Accretion of carrying value to redemption value	$(311,620)	-
Proceeds of a promissory note deposited in Trust Account by a founder shareholder	$1,783,400	$920,000
Cash payout to shareholders directly released from trust account due to share redemption	$6,680,520	$-

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

The Company’s entire activity from inception up to September 30, 2021 was in preparation for the initial public offering. Since the initial public offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company has selected December 31 as its fiscal year end and tax year end.

Financing

The registration statement for the Company’s initial public offering (the “Public Offering” as described in Note 3) was declared effective by the United States Securities and Exchange Commission (“SEC”) on May 14, 2019 . The Company consummated the Public Offering on May 16, 2019 of 4,600,000 units at $10.00 per unit (the “Public Units”) and sold to the Sponsor to purchase 225,000 units at $10.00 per unit. The Company received net proceeds of $46,716,219. The Company incurred $2,559,729 in initial public offering related costs, including $2,175,948 of underwriting fees and $383,781 of initial public offering costs.

Trust Account

Upon the closing of the Public Offering and the private placement, $46,000,000 was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee. The funds held in the Trust Account can be invested in United States government treasury bills, bonds or notes, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within 36 months from the closing of the Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations.

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

The Company’s amended and restated memorandum and articles of association contains provisions designed to provide certain rights and protections to our ordinary shareholders prior to the consummation of the initial business combination. These provisions cannot be amended without the approval of 65% (or 50% if approved in connection with the initial business combination) of the Company’s outstanding ordinary shares attending and voting on such amendment. Prior to the initial business combination, if the Company seeks to amend any provisions of the amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, the Company will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote on any proposed amendments to the amended and restated memorandum and articles of association. The Company’s initial shareholders have agreed to waive any redemption rights with respect to any insider shares and any public shares they may hold in connection with any vote to amend our amended and restated memorandum and articles of association prior to our initial business combination.

The Company will either seek shareholder approval of any Business Combination at a meeting called for such purpose at which shareholders may seek to convert their shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid, or provide shareholders with the opportunity to sell their shares to the Company by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. These shares have been recorded at redemption value and are classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity. The Company will proceed with a Business Combination only if it will have net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, solely if shareholder approval is sought, a majority of the outstanding common shares of the Company voted are voted in favor of the Business Combination.

In connection with any shareholder vote required to approve any Business Combination, the Initial Shareholders will agree (i) to vote any of their respective shares, including the common shares sold to the Initial Shareholders in connection with the organization of the Company (the “Initial Shares”), common shares included in the Private Units sold in the Private Placement, and any common shares which were initially issued in connection with the Public Offering, whether acquired in or after the effective date of the Public Offering, in favor of the initial Business Combination and (ii) not to convert such respective shares into a pro rata portion of the Trust Account or seek to sell their shares in connection with any tender offer the Company engages in.

On November 3, 2021, the Company entered into a business combination agreement (the “Business Combination Agreement”), which provides for a Business Combination between AGBA and TAG Holdings Limited (“TAG”) and certain of TAG’s wholly owned subsidiaries – OnePlatform Holdings Limited (“OPH”), TAG Asia Capital Holdings Limited (“Fintech”), TAG International Limited (“B2B”), TAG Asset Partners Limited (“B2BSub)”, and OnePlatform International Limited (“HKSub”). OPH through its wholly-owned subsidiaries, is engaged in business-to-business (or B2B) services, while Fintech through its wholly-owned subsidiaries, is engaged in the financial technology or fintech business. B2BSub is a wholly-owned subsidiary of B2B, and HKSub is a wholly owned subsidiary of B2BSub. In the Business Combination Agreement, B2B, B2BSub, HKSub, OPH, Fintech, together with their respective subsidiaries are referred to as the “Group Parties”. Pursuant to the Business Combination Agreement, OPH will first become a subsidiary of B2B through a merger with HKSub, with OPH as the surviving entity (the “OPH Merger”). Subsequently, (i) a to-be-formed, wholly-owned subsidiary of AGBA (“Merger Sub I”) will merge with and into B2B; and another to-be-formed, wholly-owned subsidiary of AGBA (“Merger Sub II”) will merge with and into Fintech (together with (i), the “Acquisition Merger”). In consideration of the Acquisition Merger, AGBA will issue 55,500,000 ordinary shares with a deemed price per share US$10.00 (“Aggregate Stock Consideration”) as directed by TAG, in its capacity as sole shareholder of B2B and Fintech.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

At the closing of the Acquisition Merger, AGBA will deliver to such persons as directed by TAG, in its capacity as the sole shareholder of B2B and Fintech, subject to compliance with applicable law, the Aggregate Stock Consideration less three percent (3%) of the Aggregate Stock Consideration (the “Holdback Shares”). Subject to the provisions of the Business Combination Agreement, AGBA will release the Holdback Shares at the end of six (6) months following the closing of the Acquisition Merger, which may be extended for an additional three-month period (the “Survival Period”), provided that the AGBA will be entitled to retain some or all of the Holdback Shares to satisfy certain indemnification claims during the Survival Period.

Liquidation

The Company initially had 12 months from the consummation of this offering to consummate the initial business combination. If the Company does not complete a business combination within 12 months from the consummation of the Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a business combination eight times (including three times approved by shareholders on February 5, 2021 and two times by shareholders on November 2, 2021 by an additional three months each time (for a total of up to 36 months to complete a Business Combination). As of the date of this report, the Company has extended seven times the period of time to consummate a business combination until February 16, 2022. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $0.15 per public share, on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial business combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete our initial business combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate the Company initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If the Company is unable to consummate the Company’s initial business combination within such time period, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 26, 2021.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2021 and December 31, 2020.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Cash and investments held in trust account

At September 30, 2021, the assets held in the Trust Account are held in cash and US Treasury securities.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 Distinguishing Liabilities from Equity. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at and September 30, 2021 and December 31, 2020, 3,963,110 and 4,600,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurements and Disclosures, approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of September 30, 2021 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2021	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$43,355,977	$43,355,977	$-	$-

Liabilities:
Warrant liabilities	$480,000	$-	$-	$480,000

	December 31, 2020	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Audited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$48,249,518	$48,249,518	$-	$-

Liabilities:
Warrant liabilities	$390,000	$-	$-	$390,000

*	included in cash and investments held in trust account on the Company’s balance sheet.

●	Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and trust accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

●	Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes , which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of September 30, 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 2,412,500 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net loss per share presented in the unaudited condensed statement of operations is based on the following:

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020

Net (loss) income	$(515,988)	$161,193
Accretion of carrying value to redemption value	(311,620)	-
Net loss including accretion of carrying value to redemption value	$(827,608)	$161,193

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020

Net loss	$(209,743)	$(56,687)

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Nine Months Ended September 30, 2021		For the Nine Months Ended September 30, 2020
	Redeemable Ordinary shares	Non-Redeemable Ordinary shares	Redeemable Ordinary shares	Non-Redeemable Ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(618,081)	$(209,527)	$124,098	$37,095
Accretion of carrying value to redemption value	311,620	-	-	-
Allocation of net loss	$(306,461)	$(209,527)	$124,098	$37,095
Denominators:
Weighted-average shares outstanding	4,056,087	1,375,000	4,600,000	1,375,000
Basic and diluted net loss per share	$(0.08)	$(0.15)	$0.03	$0.03

	For the Three Months Ended September 30, 2021		For the Three Months Ended September 30, 2020
	Redeemable Ordinary shares	Non-Redeemable Ordinary shares	Redeemable Ordinary shares	Non-Redeemable Ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(155,717)	$(54,026)	$(43,642)	$(13,045)
Denominators:
Weighted-average shares outstanding	3,963,110	1,375,000	4,600,000	1,375,000
Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.01)	$(0.01)

●	Related parties

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

In addition, in preparation of the Company’s consolidated financial statements as of and for the period ended September 30, 2021, the Company concluded it should revise its consolidated financial statements to classify all ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company revised its previously filed financial statements to classify all ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of ordinary shares resulted in charges against additional paid-in capital and accumulated deficit. Pursuant to ASC Topic 250, Accounting Changes and Error Corrections issued by the FASB and Staff Accounting Bulletin 99, “Materiality” (“SAB 99”) issued by the SEC, the Company determined the impact of the error was immaterial.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following tables summarize the effect of the revision on each financial statement line item as of the dates, and for the period, as indicated :

	As
	Previously			As
	Reported	Adjustments #1	Adjustments #2	Revised
Balance sheet as of May 16, 2019
Warrant Liabilities	-	550,000	-	550,000
Deferred underwriting compensation	1,025,948	-	814,052	1,840,000
Total Liabilities	1,451,012	550,000	814,052	2,815,064
Ordinary Shares Subject to Possible Redemption	40,702,622	(550,000)	5,847,378	46,000,000
Ordinary Shares	5,975	(4,015)	(585)	1,375
Additional Paid-in Capital	5,006,775	4,015	(5,010,790)	-
Accumulated deficit	(12,749)	-	(1,650,055)	(1,662,804)

Balance sheet as of June 30, 2019 (unaudited)
Warrant Liabilities	-	530,000	-	530,000
Deferred underwriting compensation	1,025,948	-	814,052	1,840,000
Total Liabilities	1,494,878	530,000	814,052	2,838,930
Ordinary Shares Subject to Possible Redemption	40,749,738	(530,000)	5,780,262	46,000,000
Ordinary shares	1,914	53	(592)	1,375
Additional Paid-in Capital	4,963,720	(20,053)	(4,943,667)	-
Retained Earnings (Accumulated Deficit)	(127,819)	20,000	(1,650,055)	(1,757,874)

Balance sheet as of September 30, 2019 (unaudited)
Warrant Liabilities	-	510,000	-	510,000
Deferred underwriting compensation	1,025,948	-	814,052	1,840,000
Total Liabilities	1,543,756	510,000	814,052	2,867,808
Ordinary Shares Subject to Possible Redemption	40,874,479	(510,000)	5,635,521	46,000,000
Ordinary Shares	1,925	50	(600)	1,375
Additional Paid-in Capital	4,838,968	(40,050)	(4,798,918)	-
Retained Earnings (Accumulated Deficit)	(264,436)	40,000	(1,650,055)	(1,874,491)

Balance sheet as of December 31, 2019
Warrant Liabilities	-	520,000	-	520,000
Deferred underwriting compensation	1,025,948	-	814,052	1,840,000
Total Liabilities	1,580,896	520,000	814,052	2,914,948
Ordinary Shares Subject to Possible Redemption	40,978,430	(520,000)	5,541,570	46,000,000
Ordinary Shares	1,930	52	(607)	1,375
Additional Paid-in Capital	4,735,012	(30,052)	(4,704,960)	-
Retained Earnings	164,956	30,000	(1,650,055)	(1,455,099)

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As
	Previously			As
	Reported	Adjustments #1	Adjustments #2	Revised
Balance sheet as of March 31, 2020 (unaudited)
Warrant Liabilities	-	480,000	-	480,000
Deferred underwriting compensation	1,025,948	-	814,052	1,840,000
Total Liabilities	1,621,611	480,000	814,052	2,915,663
Ordinary Shares Subject to Possible Redemption	41,080,277	(480,000)	5,399,723	46,000,000
Ordinary Shares	1,941	47	(613)	1,375
Additional Paid-in Capital	(4,633,154)	(70,047)	(4,563,107)	-
Retained Earnings	32,185	70,000	(1,650,055)	(1,547,870)

Balance sheet as of June 30, 2020 (unaudited)
Warrant Liabilities	-	430,000	-	430,000
Deferred underwriting compensation	1,025,948	-	814,052	1,840,000
Total Liabilities	1,711,966	430,000	814,052	2,956,018
Ordinary Shares Subject to Possible Redemption	41,008,207	(430,000)	5,421,793	46,000,000
Ordinary Shares	1,988	41	(654)	1,375
Additional Paid-in Capital	4,705,177	(120,041)	(4,585,136)	-
Retained Earnings	292,836	120,000	(1,650,055)	(1,237,219)

Balance sheet as of September 30, 2020 (unaudited)
Warrant Liabilities	-	400,000	-	400,000
Deferred underwriting compensation	1,025,948	-	814,052	1,840,000
Total Liabilities	2,205,871	400,000	814,052	3,419,923
Ordinary Shares Subject to Possible Redemption	40,931,736	(400,000)	5,468,264	46,000,000
Ordinary Shares	2,034	39	(698)	1,375
Additional Paid-in Capital	4,781,602	(150,039)	(4,631,563)	-
Retained Earnings	206,149	150,000	(1,650,055)	(1,293,906)

Balance sheet as of December 31, 2020
Warrant Liabilities	-	390,000	-	390,000
Deferred underwriting compensation	1,025,948	-	814,052	1,840,000
Total Liabilities	3,230,972	390,000	814,052	4,435,024
Ordinary Shares Subject to Possible Redemption	40,723,074	(390,000)	5,666,926	46,000,000
Ordinary Shares	2,093	37	(755)	1,375
Additional Paid-in Capital	4,990,205	(160,037)	(4,830,168)	-
Retained Earnings (Accumulated Deficit)	(2,470)	160,000	(1,650,055)	(1,492,525)

	As
	Previously		As
	Reported	Adjustments #2	Revised

Balance sheet as of March 31, 2021 (unaudited)
Deferred underwriting compensation	$1,025,948	814,052	$1,840,000
Ordinary Shares Subject to Possible Redemption	33,510,577	6,120,523	39,631,100
Ordinary Shares	2,188	(813)	1,375
Additional Paid-in Capital	4,972,087	(4,972,087)	-
Retained Earnings	25,726	(1,961,675)	(1,935,949)

Balance sheet as of June 30, 2021 (unaudited)
Deferred underwriting compensation	$1,025,948	814,052	$1,840,000
Ordinary Shares Subject to Possible Redemption	33,336,136	6,294,964	39,631,100
Ordinary Shares	2,248	(873)	1,375
Additional Paid-in Capital	5,146,468	(5,146,468)	-
Retained Earnings	(148,715)	(1,961,675)	(2,110,390)

Adjustment #1 refer to reclassification of public warrants from warrant liabilities to equity component.

Adjustment #2 refer to reclassification of all public shares to temporary equity.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 3 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of September 30, 2021, investment securities in the Company’s Trust Account consisted of $43,355,977 in United States Treasury Bills and $0 in cash. As of December 31, 2020, investment securities in the Company’s Trust Account consisted of $48,249,518 in United States Treasury Bills and $391 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying September 30, 2021 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on September 30, 2021 and December 31, 2020 is as follows:

	Carrying Value as of September 30, 2021 (Unaudited)	Gross Unrealized Holding Gain	Fair Value as of September30, 2020 (unaudited)

Held-to-maturity:
U.S. Treasury Securities	$43,355,977	$-	$43,355,977

	Carrying Value as of December 31, 2020	Gross Unrealized Holding Gain	Fair Value as of December 31, 2020

Held-to-maturity:
U.S. Treasury Securities	$48,239,345	$10,173	$48,249,518

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

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 5 – RELATED PARTY TRANSACTIONS

Insider Shares

In October 2018, the Company’s Chief Executive Officer, Gordon Lee, subscribed for an aggregate of 1,000 ordinary shares for an aggregate purchase price of $1, or approximately $0.001 per share. On February 22, 2019, the Company issued an aggregate of 1,149,000 ordinary shares to AGBA Holding Limited for an aggregate purchase price of $25,000 in cash.

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

Related Party Extensions Loan

The Company initially had 12 months from the consummation of this offering to consummate the initial business combination. However, the Company may extend the period of time to consummate a business combination eight times (including three times approved by shareholders on February 5, 2021 (see Note 8) and two times by shareholders on November 2, 2021) by an additional three months each time (for a total of up to 36 months to complete a business combination). Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate its initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $ $0.15 per public share, on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of its initial business combination, or, at the lender’s discretion, converted upon consummation of its business combination into additional private units at a price of $10.00 per unit.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On each of February 5, May 11, August 11, 2021, the Company issued an unsecured promissory note, in an amount of $594,467, to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until November 16, 2021. On November 10, 2021, the Company issued an unsecured promissory note in an amount of $546,991, to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until February 16, 2022 (see Note 9). The Notes are non-interest bearing and is payable upon the closing of a business combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit.

Related Party Advances

In the event the Sponsor pays for any expense or liability on behalf of the Company, then such payments would be accounted for as loan to the Company by the Sponsor. The Sponsor, AGBA Holding Limited, has paid the expenses incurred by the Company an aggregate of $112,406 on a non-interest bearing basis as of September 30, 2021.

As of September 30, 2021 and December 31, 2020, the Company owed a balance of $902,528 and $790,122 to AGBA Holding Limited.

NOTE 6 – SHAREHOLDER’S DEFICIT

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

As of September 30, 2021 and December 31, 2020, 1,375,000 and 1,375,000 ordinary shares issued and outstanding excluding 3,963,110 and 4,600,000 shares are subject to possible conversion.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”), including the reclassification out of AOCI.

Available-for-sale securities
Balance as of January 1, 2021	$10,173
Other comprehensive income before reclassifications	482
Amounts reclassified from AOCI into interest income	(10,655)
Balance as of September 30, 2021	$-

Available-for-sale securities
Balance as of January 1, 2020	$98,103
Other comprehensive income before reclassifications	(342,174)
Amounts reclassified from AOCI into interest income	254,287
Balance as of September 30, 2020	$10,216

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

NOTE 7 – FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2021	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Audited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$43,355,977	$43,355,977	$-	$-

Liabilities:
Warrant liabilities	$480,000	$-	$-	$480,000

*	included in cash and investments held in trust account on the Company’s balance sheet.

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

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	September 30, 2021	December 31, 2020	May 16, 2019 (Initial measurement)
Input
Share price	$10.88	$10.54	$10.00
Risk-free interest rate	0.95%	0.10%	2.18%
Volatility	46%	45%	55%
Exercise price	$11.50	$11.50	$11.50
Warrant life	5 years	5 years	5 years

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of September 30, 2021 and December 31, 2020, the aggregate value of the Private Warrants was $0.48 million. The change in fair value from December 31, 2020 to September 30, 2021 was approximately $(90,000). The change in fair value from December 31, 2019 to September 30, 2020 was approximately $120,000.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Registration Rights

The holders of our insider shares as well as the holders of the Private Units (and all underlying securities) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights . In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter is entitled to a cash underwriting discount of six and half percent (6.5%), or $0.65 per unit, of the gross proceeds of the initial public offering. Two and one-half percent (2.5%), or $0.25 per share, is not contingent and has been paid at the closing of the initial public offering. Four percent (4.0%), or $0.40 per unit, is contingent on the closing of a business combination and will be deferred by the underwriters and be placed in the Trust Account. Such deferred amount will only be payable to the underwriters upon closing of a business combination. Further, the deferred amount paid to the underwriters upon the closing of a business combination will be reduced by two percent (2.0%), or $0.20 per unit, for each unit that is redeemed by shareholders in connection with the business combination. If the business combination is not consummated, the deferred amount will be forfeited by the underwriters. The underwriters will not be entitled to any interest accrued on the deferred amount.

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

NOTE 9 – SUBSEQUENT EVENTS

On November 3, 2021, the Company entered into a business combination agreement with TAG Holdings Limited ("TAG") and its wholly-owned subsidiaries TAG International Limited ("B2B"), TAG Asset Partners Limited ("B2BSub"), OnePlatform International Limited ("HKSub"), OnePlatform Holdings Limited ("OPH"), and TAG Asia Capital Holdings Limited ("Fintech"). See Note 1.

On November 10, 2021, the Company issued unsecured promissory note in the aggregate principal amount of $546,991 to AGBA Holding Limited in exchange for AGBA Holding Limited depositing such amount into the Company’s trust account in order to extend the amount of available time to complete a business combination until February 16, 2022.

On November 10, 2021, 316,503 shares were redeemed by a number of shareholders at a price of approximately $10.94 per share, in an aggregate principal amount of $3,462,565.

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

On each of May 11, August 13 and November 10, 2020, we issued a $460,000 unsecured promissory note to the Sponsor, pursuant to which such amount was deposited into our Trust Account in order to extend the amount of time we had available to complete a business combination from May 16, 2020 to February 16, 2021. On each of February 10, May 11 and August 11, 2021, the Company issued an unsecured promissory note, in an amount of $594,467, to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until November 16, 2021. On November 10, 2021, the Company issued an unsecured promissory note in an amount of $546,991, to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until February 16, 2022. Each of these promissory notes is non-interest bearing and is payable upon the closing of a business combination. In addition, each of the promissory notes may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit.

We held our annual meeting of shareholders on August 18, 2020 (the “2020 Annual Meeting”). During the 2020 Annual Meeting, shareholders elected all of the five nominees for directors to serve until the next annual meeting of shareholders and also ratified the reappointment of Marcum LLP (“Marcum”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2020.

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

At an extraordinary meeting of shareholders on November 2, 2021, shareholders approved (i) the Third Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate a business combination two times for three additional months each time from November 16, 2021 to May 16, 2022, and (ii) an amendment to the Company’s investment management trust agreement, dated May 14, 2019, as amended, by and between the Company and Continental Stock Transfer & Trust Company to extend the time to complete a business combination to May 16, 2022.

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

 On November 3, 2021, the Company entered into a business combination agreement (the “Business Combination Agreement”), which provides for a Business Combination between AGBA and TAG Holdings Limited (“TAG”) and certain of TAG’s wholly owned subsidiaries – OnePlatform Holdings Limited (“OPH”), TAG Asia Capital Holdings Limited (“Fintech”), TAG International Limited (“B2B”), TAG Asset Partners Limited (“B2BSub)”, and OnePlatform International Limited (“HKSub”). OPH through its wholly-owned subsidiaries, is engaged in business-to-business (or B2B) services, while Fintech through its wholly-owned subsidiaries, is engaged in the financial technology or fintech business. B2BSub is a wholly-owned subsidiary of B2B, and HKSub is a wholly owned subsidiary of B2BSub. In the Business Combination Agreement, B2B, B2BSub, HKSub, OPH, Fintech, together with their respective subsidiaries are referred to as the “Group Parties”. Pursuant to the Business Combination Agreement, OPH will first become a subsidiary of B2B through a merger with HKSub, with OPH as the surviving entity (the “OPH Merger”). Subsequently, (i) a to-be-formed, wholly-owned subsidiary of AGBA (“Merger Sub I”) will merge with and into B2B; and another to-be-formed, wholly-owned subsidiary of AGBA (“Merger Sub II”) will merge with and into Fintech (together with (i), the “Acquisition Merger”). In consideration of the Acquisition Merger, AGBA will issue 55,500,000 ordinary shares with a deemed price per share US$10.00 (“Aggregate Stock Consideration”) as directed by TAG, in its capacity as sole shareholder of B2B and Fintech.

At the closing of the Acquisition Merger, AGBA will deliver to such persons as directed by TAG, in its capacity as the sole shareholder of B2B and Fintech, subject to compliance with applicable law, the Aggregate Stock Consideration less three percent (3%) of the Aggregate Stock Consideration (the “Holdback Shares”). Subject to the provisions of the Business Combination Agreement, AGBA will release the Holdback Shares at the end of six (6) months following the closing of the Acquisition Merger, which may be extended for an additional three-month period (the “Survival Period”), provided that the AGBA will be entitled to retain some or all of the Holdback Shares to satisfy certain indemnification claims during the Survival Period.

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

For the three and nine months ended September 30, 2021, we had a net loss of $209,743 and $515,988, respectively, which was comprised of interest and dividend income, change in fair value of warrant liabilities and general and administrative expenses.

For the three and nine months ended September 30, 2020, we had a net loss of $56,687 and a net income of $161,193, respectively, which was comprised of interest and dividend income, change in fair value of warrant liabilities and general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2021, we had cash of $356,075.  Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. This belief is based on the fact that while we may begin preliminary due diligence of a target business in connection with an indication of interest, we intend to undertake in-depth due diligence, depending on the circumstances of the relevant prospective acquisition, only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of our initial business combination. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to use from the trust account is minimal as a result of the current interest rate environment, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from members of our management team, but such members of our management team are not under any obligation to advance funds to, or invest in, us. In the event that the business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Business Combination need to be closed prior to May 16, 2022.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Unit Purchase Option

The Company sold to Maxim for $100, an option to purchase 276,000 units exercisable, at $11.50 per unit, between the first and fifth anniversary of the effective date of the registration statement relating to our initial public offering. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on May 13, 2024. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Public Offering resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of the unit purchase option is approximately $747,960, or $2.71 per Unit, using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters is estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 2.18% and (3) expected life of four years between first and fifth anniversary dates of the Effective Date. The option and the units, as well as the ordinary shares and warrants to purchase ordinary shares that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement for our initial public offering pursuant to Rule 5110(g)(1) of FINRA’s Rules, during which time the option may not be sold, transferred, assigned, pledged or hypothecated, or be subject of any hedging, short sale, derivative or put or call transaction that would result in the economic disposition of the securities. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated prior to May 13, 2020 except to any underwriters and selected dealer participating in the offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement of which forms a part with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. We will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a share dividend, or our recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

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

Net Income (Loss) Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible conversion. Diluted loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Ordinary shares subject to possible conversion at September 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of rights that convert into 276,000 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the conversion of the rights into ordinary is contingent upon the occurrence of future events.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. In connection with the preparation of this Form 10-Q, we revisited our financial statements to classify all public shares subject to redemption in temporary equity. The Company had previously classified a portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. However, the Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. Based upon their evaluation, and in light of the SEC Staff Statement, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

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

The Company performed additional analysis and procedures with respect to accounts impacted by the material weakness in order to conclude that its unaudited financial statements in this Form 10-Q as of and for the nine months ended September 30, 2021, are fairly presented, in all material respects, in accordance with GAAP.

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

The Private Units are identical to the units sold in the initial public offering. Our Sponsor, which purchased all of the Private Units, agreed (A) to vote the private shares underlying the Private Units (the “Private Shares”) and any public shares acquired by it in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the time specified in our amended and restated memorandum and articles of association, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the Private Shares) into the right to receive cash from the trust account in connection with a shareholder vote to approve our proposed initial business combination (or sell any shares they hold to us in a tender offer in connection with a proposed initial business combination) or a vote to amend the provisions of our memorandum and articles of association relating to the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the time specified in our amended and restated memorandum and articles of association and (D) that the Private Shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the trust account if a business combination is not consummated. Additionally, our Sponsor agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of our initial business combination.

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

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGBA ACQUISITION LIMITED

Date: November 15, 2021		/s/ Gordon Lee
	Name:	Gordon Lee
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021		/s/ Vera Tan
	Name:	Vera Tan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)