Form 10-K/A
period 2020-12-31
AGBA Acquisition Ltd
filed 2021-12-13
CIK 1769624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Amendment No.1 to Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the Registrant’s ordinary shares as of November 30, 2021 was 5,021,607.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AGBA ACQUISITION LIMITED

Annual Report on Form 10-K/A for the Year Ended December 31, 2020

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K/A to “we,” “us,” the “Company” or “our company” are to AGBA Acquisition Limited., unless the context otherwise indicates.

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “report”) amends the Annual Report on Form 10-K of AGBA Acquisition Limited for the fiscal years ended December 31, 2020 and 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 26, 2021 (the “Original Report”).

Background of Restatement

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies(“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, on December 10, 2021, the Company reevaluated the accounting treatment of the 225,000 warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the Initial Public Offering (the “Private Warrants”). The Company previously accounted for the Private Warrants as components of equity.

As a result of the above, the Company should have classified the Private warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Private warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. In addition, a portion of the initial transaction costs related to the initial public offering and attributable to the warrants must be immediately expensed.

The Company’s accounting for the Private warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses or cash.

In addition, in accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary share in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. On December 10, 2021, the Company determined that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company’s previously issued (i) audited balance sheet as of May 19, 2019 included in the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2019, (ii) audited financial statements as of December 31, 2019 and for the year ended December 31, 2019 filed with the SEC on March 31, 2020, (iii) audited financial statements as of December 31, 2020 and for the year ended December 31, 2020 filed with the SEC on March 26, 2021, (iv) unaudited interim financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2019; unaudited interim financial statements as of and for the three and nine months ended September 30, 2019 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019; unaudited interim financial statements as of and for the three months ended March 31, 2020 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 18, 2020; unaudited interim financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2020; unaudited interim financial statements as of and for the three and nine months ended September 30, 2020 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2020; unaudited interim financial statements as of and for the three months ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 16, 2021; unaudited interim financial statements as of and for the three and six months ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021, (collectively, the “Affected Periods”), in each case, should be corrected to classify private warrants as liabilities and all of the Public Shares as temporary equity and should no longer be relied upon.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective due to a material weakness in internal control over financial reporting related to the classification of the Company’s private warrants as components of equity instead of as derivative liabilities and the classification of the redeemable shares. For more information, see Item 9A included in this Annual Report on Form 10-K/A.

The Company has reflected these corrections in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with SEC on November 16, 2021 (the “November 2021 Form 10-Q”) and in this amended Annual Report on Form 10-K for the years ended December 31, 2020 and 2019. The Company does not expect the changes described above to have any impact on its cash position or the balance held in the trust account. The Company has not amended its previously filed Quarterly Reports on Form 10-Q or Current Reports on Form 8-K for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

ii

Items Amended in this Report

This report presents the Original Report, amended and restated with modifications necessary to reflect the restatements, but without any other amendments, modifications or updates. As such, this report speaks only as of the date the Original Report was filed, and should be read in conjunction with our other SEC filings, including our SEC filings subsequent to the date of the Original Report.

The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements And Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this report (Exhibits 31.1, 31.2 and 32).

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment No. 1 speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

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

iii

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

ITEM 1A. RISK FACTORS

Our Private warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

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

Our ordinary shares subject to redemption are classified for as outside permanent equity and the changes in classification could have a material effect on our financial results.

In addition, in preparation of the Company’s financial statements as of and for the year ended December 31, 2020, the Company concluded it should restate its financial statements to classify all ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company restated its previously filed financial statements to classify all ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of ordinary shares resulted in charges against accumulated deficit.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020 and 2019. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Statement, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the years ended December 31, 2020 and 2019. See “—Our Private warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2019 and for the year ended December 31, 2020. See “— Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such restatement, we identified a material weakness in our internal controls over financial reporting. As a result of such material weakness, the restatement described above, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute arising due to restatement or material weakness of our internal controls over financial reporting. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

For the year ended December 31, 2020, we had a net loss of $37,426 which consisted of interest income from our trust account offset by operating expenses. Operating expenses generally consist of the $10,000 monthly payment to our Sponsor for office and administrative support, monthly professional fees owed to our service providers, travel expenses, Nasdaq market listing fees and amortization of our directors and officers insurance policy. Operating expenses after our initial public offering increased dramatically due to our having commenced operations, and certain professional expenses no longer being charged directly against paid-in-capital on our balance sheet, but now being expensed in the statement of operations.

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

Ordinary Shares Subject To Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 Distinguishing Liabilities from Equity. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020 and 2019, 4,600,000 and 4,600,000 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$48,249,518	$48,249,518	$-	$-

Liabilities:
Warrant liabilities	$520,000	$-	$-	$520,000

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,603,976	$46,603,976	$-	$-

Liabilities:
Warrant liabilities	$390,000	$-	$-	$390,000

*	included in cash and investments held in trust account on the Company’s balance sheet.

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

Net Income (Loss) Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of December 31, 2020 and 2019, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 2,412,500 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Private Warrants and Public shares, as well as the restatement for the temporary equity subject to possible redemption, as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective.

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

Our internal control over financial reporting did not result in the proper classification of our warrants. Since their issuance on May 14, 2019, our warrants have been accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the Private warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Private warrants should be presented as liabilities with subsequent fair value remeasurement.

In addition, the Company concluded it should restate its financial statements to classify all ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company restated its previously filed financial statements to classify all ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

As a result, management identified these material weaknesses in our internal control over financial reporting related to the accounting for warrants and ordinary shares subject to possible redemption.

To remediate these material weaknesses, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering, see “Note 3—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

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

The Sponsor has paid the expenses incurred by the Company an aggregate of $790,122 on a non-interest bearing basis as of December 31, 2020. As of December 31, 2020 and 2019, the Company owed a balance of $790,122 and $543,193, respectively, to our Sponsor.

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

AGBA ACQUISITION LIMITED

Dated: December 10, 2021	By:	/s/ Gordon Lee
	Name:	Gordon Lee
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gordon Lee	Chief Executive Officer	December 10, 2021
Gordon Lee	(Principal executive officer) and Director

/s/ Vera Tan	Chief Financial Officer	December 10, 2021
Vera Tan	(Principal financial and accounting officer) and Director

/s/ Thomas Ng	Director	December 10, 2021
Thomas Ng

/s/ Eric Lam	Director	December 10, 2021
Eric Lam

/s/ Brian Chan	Director	December 10, 2021
Brian Chan

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated May 14, 2019, by and between the Registrant and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 17, 2019)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Annex A to the Definitive Proxy Statements filed with the Securities & Exchange Commission on January 20, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 14, 2019)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 14, 2019)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 14, 2019)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 17, 2019)

4.5	Warrant Agreement, dated May 14, 2019, by and between Continental and the Registrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2019)

4.6	Rights Agreement, dated May 14, 2019, by and between Continental and the Registrant (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 17, 2019)

4.7	Form of Unit Purchase Option between the Registrant and Maxim Group LLC (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 14, 2019)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 17, 2019)

10.2	Investment Management Trust Account Agreement, dated May 14, 2019, by and between Continental and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 17, 2019)

10.3	Amendment No.1 to the Investment Management Trust Account Agreement, dated February 5, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Annex A to the Definitive Proxy Statements filed with the Securities & Exchange Commission on January 20, 2021)

10.4	Stock Escrow Agreement, dated May 14, 2019, among the Registrant, Continental, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 17, 2019)

10.5	Registration Rights Agreement, dated May 14, 2019, among the Registrant, Continental and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 17, 2019)

10.6	Form of Subscription Agreement among the Registrant, the Initial Shareholders and Maxim Group LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 14, 2019)

10.7	Promissory Note in the principal amount of $460,000 dated May 11, 2020

10.8	Promissory Note in the principal amount of $460,000 dated August 12, 2020

10.9	Promissory Note in the principal amount of $460,000 dated November 10, 2020

10.10	Promissory Note in the principal amount of $594,466.50 dated February 10, 2021

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 14, 2019)

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 14, 2019)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 14, 2019)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 14, 2019)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

AGBA ACQUISITION LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AGBA Acquisition Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AGBA Acquisition Limited (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations and comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020 and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AGBA Acquisition Limited. as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and 2019 and for each of the years in the two-year period ended December 31, 2020 have been restated.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, New York

December 10, 2021

AGBA ACQUISITION LIMITED

BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Restated)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$672,443	$929,335
Prepayments	31,695	26,016
Total current assets	704,138	955,351
Cash and investments held in trust account	48,249,909	46,603,976

TOTAL ASSETS	$48,954,047	$47,559,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$34,902	$11,755
Note payable	1,380,000	-
Amount due to related party	790,122	543,193
Total current liabilities	2,205,024	554,948
Warrant liabilities	390,000	520,000
Deferred underwriting compensation	1,840,000	1,840,000

TOTAL LIABILITIES	4,435,024	2,914,948

Commitments and contingencies
Ordinary shares, subject to possible redemption: 4,600,000 and 4,600,000 shares (at redemption value of $10.00 per share)	46,000,000	46,000,000

Shareholders’ deficit:
Ordinary shares, $0.001 par value; 100,000,000 shares authorized; 1,375,000 shares issued and outstanding (excluding 4,600,000 and 4,600,000 shares subject to possible redemption)	1,375	1,375
Accumulated other comprehensive income	10,173	98,103
Accumulated deficit	(1,492,525)	(1,455,099)

Total shareholders’ deficit	(1,480,977)	(1,355,621)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$48,954,047	$47,559,327

See accompanying notes to financial statements.

AGBA ACQUISITION LIMITED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Restated)

	Year ended December 31,
	2020	2019

Formation, general and administrative expenses	$(521,506)	$(338,649)
Total operating expenses	(521,506)	(338,649)

Other income:
Change in fair value of warrant liabilities	130,000	30,000
Dividend income	7,617	16
Foreign exchange gain	159	170
Interest income	346,304	505,935
Total other income	484,080	536,121

(Loss) income before income taxes	(37,426)	197,472

Income taxes	-	-

NET (LOSS) INCOME	$(37,426)	$197,472

Other comprehensive (loss) income:
Change in unrealized gain on available for sale securities	(87,930)	98,103

COMPREHENSIVE (LOSS) INCOME	$(125,356)	$295,575

Basic and diluted weighted average shares outstanding, ordinary share subject to possible redemption	4,600,000	2,878,142
Basic and diluted net (loss) income per share, ordinary share subject to possible redemption	(0.01)	0.37

Basic and diluted weighted average shares outstanding, ordinary share attributable to AGBA Acquisition Limited	1,375,000	1,087,238
Basic and diluted net (loss) income per share, ordinary share attributable to AGBA Acquisition Limited	(0.01)	(0.81)

See accompanying notes to financial statements.

AGBA ACQUISITION LIMITED

STATEMENTS OF CHANGES IN SHAREHOLDERS’DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Restated)

	Years ended December 31, 2019 and 2020
	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Retained earnings (accumulated	Total shareholders’
	No. of shares	Amount	capital	income	deficit)	deficit
Balance as of January 1, 2019	1,000	$1	$-	$-	$(2,516)	$(2,515)

Issuance of ordinary shares to the founder	1,149,000	1,149	23,851	-	-	25,000
Sale of units in initial public offering	4,600,000	4,600	45,995,400	-	-	46,000,000
Offering costs	-	-	(2,559,729)	-	-	(2,559,729)
Sale of ordinary shares to the founder in private placement	225,000	225	2,249,775	-	-	2,250,000
Sales of unit purchase option	-	-	100	-	-	100
Initial classification of ordinary shares subject to possible redemption	(4,600,000)	(4,600)	(45,972,412)	-	-	(45,977,012)
Allocation of offering costs to ordinary share subject to redemption	-	-	3,372,095	-	-	3,372,095
Accretion of carrying value to redemption value	-	-	(1,745,028)	-	(1,650,055)	(3,395,083)
Realized holding loss on available-for-sale securities	-	-	-	(505,858)	-	(505,858)
Unrealized holding gain on available-for-sale securities	-	-	-	603,961	-	603,961
Net income for the year	-	-	-	-	197,472	197,472

Balance as of December 31, 2019	1,375,000	$1,375	$-	$98,103	$(1,455,099)	$(1,355,621)

Realized holding loss on available-for-sale securities	-	-	-	(346,244)	-	(346,244)
Unrealized holding gain on available-for-sale securities	-	-	-	258,314	-	258,314
Net loss for the year	-	-	-	-	(37,426)	(37,426)

Balance as of December 31, 2020	1,375,000	$1,375	$-	$10,173	$(1,492,525)	$(1,480,977)

See accompanying notes to financial statements.

AGBA ACQUISITION LIMITED

STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Restated)

	Year ended December 31,
	2020	2019
Cash flow from operating activities
Net (loss) income	$(37,426)	$197,472
Adjustments to reconcile net (loss) income to net cash used in operating activities
Change in fair value of warrant liabilities	(130,000)	(30,000)
Interest income earned in cash and investments held in trust account	(353,921)	(505,858)

Change in operating assets and liabilities:
Increase in prepayments	(5,679)	(26,016)
Increase in accrued liabilities	23,147	9,255
Cash used in operating activities	(503,879)	(355,147)

Cash flows from investing activities
Proceeds deposited in Trust Account	-	(46,000,015)

Net cash used in investing activities	-	(46,000,015)

Cash flows from financing activities
Proceeds from unit purchase option	-	100
Proceeds from public offering, net of offering cost	-	44,538,719
Proceeds from sale of private placement	-	2,250,000
Proceeds from issuance of founder shares	-	25,000
Advances from a related party	246,987	470,678

Net cash provided by financing activities	246,987	47,284,497

NET CHANGE IN CASH	(256,892)	929,335

Cash, beginning of year	929,335	-

Cash, end of year	$672,443	$929,335

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Change in unrealized gain in Trust Account	$(87,930)	$-
Initial classification of shares subject to redemption	$-	$45,977,012
Allocation of offering costs to ordinary share subject to redemption	$-	$3,372,095
Accretion of carrying value to redemption value	$-	$(3,395,083)
Deferred underwriting compensation	$-	$1,840,000
Proceeds deposited in trust account by a founder shareholder	$1,380,000	$-

See accompanying notes to financial statements.

AGBA ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Restated)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

AGBA Acquisition Limited (“AGBA” and the “Company”) is a newly organized blank check company incorporated on October 8, 2018, under the laws of the British Virgin Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (an “initial business combination”). Although the Company is not limited to a particular geographic region, the Company intends to focus on operating businesses in the healthcare, education, entertainment and financial services sectors that have their principal operations in China.

AGBA Merger Sub I Limited (“AMSI”) is a company incorporated on November 26, 2021, under the laws of the British Virgin Island for the purpose of effecting the Business Combination. AMSI is wholly owned by AGBA.

AGBA Merger Sub II Limited (“AMSII”) is a company incorporated on November 26, 2021, under the laws of the British Virgin Island for the purpose of effecting the Business Combination. AMSII is wholly owned by AGBA.

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

Financing

The registration statement for the Company’s initial public offering (the “Public Offering” as described in Note 4) was declared effective by the United States Securities and Exchange Commission (“SEC”) on May 13, 2019. The Company consummated the Public Offering on May 16, 2019 of 4,600,000 units at $10.00 per unit (the “Public Units’) and sold to the Sponsor to purchase 225,000 units at $10 per unit. The Company received net proceeds of $46,716,219. The Company incurred $3,373,781 in initial public offering related costs, including $2,990,000 of underwriting fees and $383,781 of initial public offering costs.

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

Liquidation and going concern

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

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if ata ll. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

In addition, in preparation of the Company’s financial statements as of and for the years ended December 31, 2020 and 2019, the Company concluded it should restate its financial statements to classify all ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company restated its previously filed financial statements to classify all ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of ordinary shares resulted in charges against accumulated deficit.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

Adjustment #1 refer to reclassification of public warrants from warrant liabilities to equity component.

Adjustment #2 refer to reclassification of all public shares to temporary equity.

	As
	Previously			As
	Reported	Adjustments #1	Adjustments #2	Restated

Balance sheet as of May 16, 2019
Warrant liabilities	$-	$550,000	$-	$550,000
Deferred Underwriting Compensation	1,025,948	-	814,052	1,840,000
Total liabilities	1,451,012	550,000	814,052	2,815,064
Ordinary shares subject to possible redemption	40,702,622	(550,000)	5,847,378	46,000,000
Ordinary shares	5,975	(4,015)	(585)	1,375
Additional paid-in capital	5,006,775	4,015	(5,010,790)	-
Accumulated deficit	(12,749)	-	(1,650,055)	(1,662,804)

Balance sheet as of June 30, 2019 (unaudited)
Warrant liabilities	-	530,000	-	530,000
Deferred underwriting compensation	1,025,948	-	814,052	1,840,000
Total liabilities	1,494,878	530,000	814,052	2,838,930
Ordinary shares subject to possible redemption	40,749,738	(530,000)	5,780,262	46,000,000
Ordinary shares	1,914	53	(592)	1,375
Additional paid-in capital	4,963,720	(20,053)	(4,943,667)	-
Retained earnings (accumulated deficit)	(127,819)	20,000	(1,650,055)	(1,757,874)

Balance sheet as of September 30, 2019 (unaudited)
Warrant liabilities	-	510,000	-	510,000
Deferred underwriting compensation	1,025,948	-	814,052	1,840,000
Total liabilities	1,543,756	510,000	814,052	2,867,808
Ordinary shares subject to possible redemption	40,874,479	(510,000)	5,635,521	46,000,000
Ordinary shares	1,925	50	(600)	1,375
Additional paid-in capital	4,838,968	(40,050)	(4,798,918)	-
Retained earnings (accumulated deficit)	(264,436)	40,000	(1,650,055)	(1,874,491)

Balance sheet as of December 31, 2019
Warrant liabilities	-	520,000	-	520,000
Deferred underwriting compensation	1,025,948	-	814,052	1,840,000
Total liabilities	1,580,896	520,000	814,052	2,914,948
Ordinary shares subject to possible redemption	40,978,430	(520,000)	5,541,570	46,000,000
Ordinary shares	1,930	52	(607)	1,375
Additional paid-in capital	4,735,012	(30,052)	(4,704,960)	-
Retained earnings (accumulated deficit)	$164,956	$30,000	$(1,650,055)	$(1,455,099)

	As
	Previously			As
	Reported	Adjustments #1	Adjustments #2	Restated

Balance sheet as of March 31, 2020 (unaudited)
Warrant liabilities	$-	$480,000	$-	$480,000
Deferred underwriting compensation	1,025,948	-	814,052	1,840,000
Total liabilities	1,621,611	480,000	814,052	2,915,663
Ordinary shares subject to possible redemption	41,080,277	(480,000)	5,399,723	46,000,000
Ordinary shares	1,941	47	(613)	1,375
Additional paid-in capital	(4,633,154)	(70,047)	(4,563,107)	-
Retained earnings (accumulated deficit)	32,185	70,000	(1,650,055)	(1,547,870)

Balance sheet as of June 30, 2020 (unaudited)
Warrant liabilities	-	430,000	-	430,000
Deferred underwriting compensation	1,025,948	-	814,052	1,840,000
Total liabilities	1,711,966	430,000	814,052	2,956,018
Ordinary shares subject to possible redemption	41,008,207	(430,000)	5,421,793	46,000,000
Ordinary shares	1,988	41	(654)	1,375
Additional paid-in capital	4,705,177	(120,041)	(4,585,136)	-
Retained earnings (accumulated deficit)	292,836	120,000	(1,650,055)	(1,237,219)

Balance sheet as of September 30, 2020 (unaudited)
Warrant liabilities	-	400,000	-	400,000
Deferred underwriting compensation	1,025,948	-	814,052	1,840,000
Total liabilities	2,205,871	400,000	814,052	3,419,923
Ordinary shares subject to possible redemption	40,931,736	(400,000)	5,468,264	46,000,000
Ordinary shares	2,034	39	(698)	1,375
Additional paid-in capital	4,781,602	(150,039)	(4,631,563)	-
Retained earnings (accumulated deficit)	206,149	150,000	(1,650,055)	(1,293,906)

Balance sheet as of December 31, 2020
Warrant liabilities	-	390,000	-	390,000
Deferred underwriting compensation	1,025,948	-	814,052	1,840,000
Total liabilities	3,230,972	390,000	814,052	4,435,024
Ordinary shares subject to possible redemption	40,723,074	(390,000)	5,666,926	46,000,000
Ordinary shares	2,093	37	(755)	1,375
Additional paid-in capital	4,990,205	(160,037)	(4,830,168)	-
Retained earnings (accumulated deficit)	$(2,470)	$160,000	$(1,650,055)	$(1,492,525)

	As
	Previously			As
	Reported	Adjustments #1	Adjustments #2	Restated

Statement of operations for the three months ended June 30, 2019 (unaudited)
Change in fair value of warrant liabilities	$-	$20,000	$-	$20,000
Net (loss) income	(115,288)	20,000	-	(95,288)
Basic and diluted weighted average shares outstanding, ordinary stock subject to possible redemption	-	-	2,274,725	2,274,725
Basic and diluted net income per share, ordinary share subject to possible redemption	-	-	0.50	0.50
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	1,447,398	103,022	(364,980)	1,185,440
Basic and diluted net loss per share, non-redeemable ordinary shares	(0.08)	0.02	(0.93)	(0.99)

Statement of operations for the six months ended June 30, 2019 (unaudited)
Change in fair value of warrant liabilities	-	20,000	-	20,000
Net income (loss)	(125,303)	20,000	-	(105,303)
Basic and diluted weighted average shares outstanding, ordinary share subject to possible redemption	-	-	1,137,363	1,137,363
Basic and diluted net income per share, ordinary share subject to possible redemption	-	-	1.17	1.17
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	934,798	416,518	(555,503)	796,313
Basic and diluted net loss per share, non-redeemable ordinary shares	(0.13)	0.05	(1.98)	(1.81)

Statement of operations for the three months ended September 30, 2019 (unaudited)
Change in fair value of warrant liabilities	-	20,000	-	20,000
Net (loss) income	(136,617)	20,000	-	(116,617)
Basic and diluted weighted average shares outstanding, ordinary share subject to possible redemption	-	-	4,600,000	4,600,000
Basic and diluted net loss per share, ordinary share subject to possible redemption	-	-	(0.03)	(0.03)
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	1,914,343	52,814	(592,157)	1,375,000
Basic and diluted net loss per share, non-redeemable ordinary shares	(0.07)	0.01	0.063	(0.03)

Statement of operations for the nine months ended September 30, 2019 (unaudited)
Change in fair value of warrant liabilities	-	40,000		40,000
Net (loss) income	(261,920)	40,000		(221,920)
Basic and diluted weighted average shares outstanding, ordinary share subject to possible redemption	-	-	2,300,000	2,300,000
Basic and diluted net income per share, ordinary share subject to possible redemption	-	-	0.38	0.38
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	1,264,901	293,951	(568,235)	990,617
Basic and diluted net (loss) income per share, non-redeemable ordinary shares	(0.21)	0.07	(0.96)	(1.10)

Statement of operations for the year ended December 31, 2019
Change in fair value of warrant liabilities	-	30,000	-	30,000
Net income	167,472	30,000	-	197,472
Basic and diluted weighted average shares outstanding, ordinary share subject to possible redemption	-	-	2,878,142	2,878,142
Basic and diluted net income per share, ordinary share subject to possible redemption	-	-	0.37	0.37
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	1,913,762	(249,922)	(576,602)	1,087,238
Basic and diluted net loss per share, non-redeemable ordinary shares	(0.14)	(0.01)	(0.66)	(0.81)

Statement of operations for the three months ended March 31, 2020 (unaudited)
Change in fair value of warrant liabilities	-	40,000	-	40,000
Net (loss) income	(132,771)	40,000	-	(92,771)
Basic and diluted weighted average shares outstanding, ordinary share subject to possible redemption	-	-	4,600,000	4,600,000
Basic and diluted net loss per share, ordinary share subject to possible redemption	-	-	(0.02)	(0.02)
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	1,930,264	51,326	(606,590)	1,375,000
Basic and diluted net (loss) income per share, non-redeemable ordinary shares	(0.07)	0.02	0.03	(0.02)

Statement of operations for the three months ended June 30, 2020 (unaudited)
Change in fair value of warrant liabilities	-	50,000	-	50,000
Net income	260,651	50,000	-	310,651
Basic and diluted weighted average shares outstanding, ordinary share subject to possible redemption	-	-	4,600,000	4,600,000
Basic and diluted net income per share, ordinary share subject to possible redemption	-	-	0.05	0.05
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	1,919,201	68,464	(612,665)	1,375,000
Basic and diluted net (loss) income per share, non-redeemable ordinary shares	(0.02)	0.03	0.04	0.05

Statement of operations for the six months ended June 30, 2020 (unaudited)
Change in fair value of warrant liabilities	-	90,000	-	90,000
Net income	127,880	90,000	-	217,880
Basic and diluted weighted average shares outstanding, ordinary share subject to possible redemption	-	-	4,600,000	4,600,000
Basic and diluted net income per share, ordinary share subject to possible redemption	-	-	0.04	0.04
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	1,924,732	59,896	(609,628)	1,375,000
Basic and diluted net (loss) income per share, non-redeemable ordinary shares	(0.09)	0.06	0.07	0.04

Statement of operations for the three months ended September 30, 2020 (unaudited)
Change in fair value of warrant liabilities	-	30,000	-	30,000
Net (loss) income	(86,687)	30,000	-	(56,687)
Basic and diluted weighted average shares outstanding, ordinary share subject to possible redemption	-	-	4,600,000	4,600,000
Basic and diluted net loss per share, ordinary share subject to possible redemption	-	-	(0.01)	(0.01)
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	1,987,522	41,812	(654,334)	1,375,000
Basic and diluted net (loss) income per share, non-redeemable ordinary shares	(0.04)	0.01	0.02	(0.01)

Statement of operations for the nine months ended September 30, 2020 (unaudited)
Change in fair value of warrant liabilities	-	120,000	-	120,000
Net income	41,193	120,000	-	161,193
Basic and diluted weighted average shares outstanding, ordinary share subject to possible redemption	-	-	4,600,000	4,600,000
Basic and diluted net income per share, ordinary share subject to possible redemption	-	-	0.03	0.03
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	1,949,489	50,150	(624,639)	1,375,000
Basic and diluted net (loss) income per share, non-redeemable ordinary shares	(0.13)	0.07	0.09	0.03

Statement of operations for the year ended December 31, 2020 (restated)
Change in fair value of warrant liabilities	-	130,000	-	130,000
Net (loss) income	(167,426)	130,000	-	(37,426)
Basic and diluted weighted average shares outstanding, ordinary share subject to possible redemption		-	4,600,000	4,600,000
Basic and diluted net loss per share, ordinary share subject to possible redemption		-	(0.01)	(0.01)
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	2,092,586	(74,586)	(643,000)	1,375,000
Basic and diluted net (loss) income per share, non-redeemable ordinary shares	$(0.22)	$0.06	$0.15	$(0.01)

	As
	Previously			As
	Reported	Adjustments #1	Adjustments #2	Restated

Statement of cash flows for the six months ended June 30, 2019 (unaudited)
Change in fair value of warrant liabilities	$-	$20,000	$-	$20,000
Net income (loss)	(125,303)	20,000	-	(105,303)
Initial classification of shares subject to conversion	40,702,622	-	5,274,390	45,977,012
Change in value of shares subject to conversion	47,116	-	(47,116)	-
Allocation of offering costs to common stock subject to redemption	-	-	3,372,095	3,372,095
Accretion of carrying value to redemption value	-	-	(3,395,083)	(3,395,083)
Deferred underwriting compensation	1,025,948	-	814,052	1,840,000

Statement of cash flows for the nine months ended September 30, 2019 (unaudited)
Change in fair value of warrant liabilities	-	40,000	-	40,000
Net (loss) income	(261,920)	40,000	-	(221,920)
Initial classification of shares subject to conversion	40,702,622	-	5,274,390	45,977,012
Change in value of shares subject to conversion	171,857	-	(171,857)	-
Allocation of offering costs to common stock subject to redemption	-	-	3,372,095	3,372,095
Accretion of carrying value to redemption value	-	-	(3,395,083)	(3,395,083)
Deferred underwriting compensation	1,025,948	-	814,052	1,840,000

Statement of cash flows for the year ended December 31, 2019
Change in fair value of warrant liabilities	-	30,000	-	30,000
Net income	167,472	30,000	-	197,472
Initial classification of shares subject to conversion	40,702,622	-	5,274,390	45,977,012
Change in value of shares subject to conversion	275,808	-	(275,808)	-
Allocation of offering costs to common stock subject to redemption	-	-	3,372,095	3,372,095
Accretion of carrying value to redemption value	-	-	(3,395,083)	(3,395,083)
Deferred underwriting compensation	1,025,948	-	814,052	1,840,000

Statement of cash flows for the three months ended March 31, 2020
Change in fair value of warrant liabilities	-	40,000	-	40,000
Net (loss) income	(132,771)	40,000	-	(92,771)
Change in value of shares subject to conversion	101,857	-	(101,857)	-

Statement of cash flows for the six months ended June 30, 2020
Change in fair value of warrant liabilities	-	90,000	-	90,000
Net income	127,880	90,000	-	217,880
Change in value of shares subject to conversion	29,777	-	(29,777)	-

Statement of cash flows for the nine months ended September 30, 2020
Change in fair value of warrant liabilities	-	120,000	-	120,000
Net income	41,193	120,000		161,193
Change in value of shares subject to conversion	(46,694)	-	46,694	-

Statement of cash flows for the year ended December 31, 2020
Change in fair value of warrant liabilities	-	130,000	-	130,000
Net (loss) income	(167,426)	130,000	-	(37,426)
Change in value of shares subject to conversion	255,356	-	(255,356)	-

Statement of changes in shareholders’ deficit for the three months ended June 30, 2019 (unaudited)
Initial classification of shares subject to conversion – ordinary shares – no. of shares	(4,060,657)	-	(539,343)	(4,600,000)
Initial classification of shares subject to conversion – ordinary shares – amount	(4,061)	-	(539)	(4,600)
Initial classification of shares subject to conversion – additional paid-in capital	(40,745,677)	-	(5,226,735)	(45,972,412)
Initial classification of shares subject to conversion – total shareholder’s deficit	(40,749,738)	-	(5,226,734)	(45,977,012)
Allocation of offering costs to common stock subject to redemption	3,372,095	-	3,372,095	3,372,095
Accretion of carrying value to redemption value	(1,745,028)	-	(1,745,028	(1,745,028)
Net income (loss) – accumulated deficit	(115,288)	20,000	-	(95,288)
Net income (loss) – total shareholder’s deficit	(115,288)	20,000	-	(95,288)

Statement of changes in shareholders’ deficit for the six months ended June 30, 2019 (unaudited)
Initial classification of shares subject to conversion – ordinary shares – no. of shares	(4,060,657)	-	(539,343)	(4,600,000)
Initial classification of shares subject to conversion – ordinary shares – amount	(4,061)	-	(539)	(4,600)
Initial classification of shares subject to conversion – additional paid-in capital	(40,745,677)	-	(5,226,735)	(45,972,412)
Initial classification of shares subject to conversion – total stockholder’s deficit	(40,749,738)	-		(45,977,012)
Allocation of offering costs to common stock subject to redemption	3,372,095	-	3,372,095	3,372,095
Accretion of carrying value to redemption value	(1,745,028)	-	(1,745,028	(1,745,028)
Net income (loss) – accumulated deficit	(125,303)	20,000	-	(105,303)
Net income (loss) – total shareholder’s deficit	(125,303)	20,000	-	(105,303)

Statement of changes in shareholders’ deficit for the three months ended September 30, 2019 (unaudited)
Ordinary shares subject to possible redemption – ordinary shares – no. of shares	103,910	-	(103,910)	-
Ordinary shares subject to possible redemption – ordinary shares – amount	104	-	(104)	-
Ordinary shares subject to possible redemption– additional paid-in capital	46,590	-	(46,590)	-
Ordinary shares subject to possible redemption – total shareholder’s equity (deficit)	46,694	-	(46,694)	-
Net income (loss) – accumulated deficit	(136,617)	20,000	-	(116,617)
Net income (loss) – total stockholder’s deficit	(136,617)	20,000	-	(116,617)

Statement of changes in shareholders’ deficit for the nine months ended September 30, 2019 (unaudited)
Initial classification of shares subject to conversion – ordinary shares – no. of shares	(4,050,156)	-	(5849,844)	(4,600,000)
Initial classification of shares subject to conversion – ordinary shares – amount	(4,050)	-	(550)	(4,600)
Initial classification of shares subject to conversion – additional paid-in capital	(40,870,429)	-	(5,101,983)	(45,972,412)
Initial classification of shares subject to conversion – total stockholder’s deficit	(40,874,479)	-	(5,097,933)	(45,977,012)
Allocation of offering costs to common stock subject to redemption	3,372,095	-	3,372,095	3,372,095
Accretion of carrying value to redemption value	(1,745,028)	-	(1,745,028)	(1,745,028)
Net income (loss) – accumulated deficit	(261,920)	40,000	-	(221,920)
Net income (loss) – total shareholder’s deficit	(261,920)	40,000	-	(221,920)

Statement of changes in shareholders’ deficit for the year ended December 31, 2019
Initial classification of shares subject to conversion – ordinary shares – no. of shares	(4,044,736)	-	(555,264)	(4,600,000)
Initial classification of shares subject to conversion – ordinary shares – amount	(4,045)	-	(555)	(4,600)
Initial classification of shares subject to conversion – additional paid-in capital	(40,974,385)	-	(4,998,027)	(45,972,412)
Initial classification of shares subject to conversion – total shareholder’s deficit	(40,978,430)	-	(4,998,582)	(45,977,012)
Allocation of offering costs to common stock subject to redemption	3,372,095	-	3,372,095	3,372,095
Accretion of carrying value to redemption value	(1,745,028)	-	(1,745,028)	(1,745,028)
Net income (loss) – accumulated deficit	167,472	30,000	-	197,472
Net income (loss) – total shareholder’s deficit	167,472	30,000	-	197,472

Statement of changes in shareholders’ deficit for the three months ended March 31, 2020 (unaudited)
Ordinary shares subject to possible redemption – ordinary shares – no. of shares	10,261	-	(10,261)	-
Ordinary shares subject to possible redemption – ordinary shares – amount	11	-	(11)	-
Ordinary shares subject to possible redemption– additional paid-in capital	(101,858)	-	101,858	-
Ordinary shares subject to possible redemption – total shareholder’s deficit	(101,847)		101,847	-
Net income (loss) – accumulated deficit	(132,771)	40,000	-	(92,771)
Net income (loss) – total shareholder’s deficit	(132,771)	40,000	-	(92,771)

Statement of changes in shareholders’ deficit for the three months ended June 30, 2020 (unaudited)
Ordinary shares subject to possible redemption – Ordinary shares – no. of shares	46,997	-	(46,997)	-
Ordinary shares subject to possible redemption – ordinary shares – amount	47	-	(47)	-
Ordinary shares subject to possible redemption– additional paid-in capital	72,023	-	(72,023)	-
Ordinary shares subject to possible redemption – total stockholder’s deficit	72,070	-	(72,070)	-
Net income (loss) – retained earnings	260,651	50,000	-	310,651
Net income (loss) – total shareholder’s equity	260,651	50,000	-	310,651

Statement of changes in shareholders’ deficit for the six months ended June 30, 2020 (unaudited)
Ordinary shares subject to possible redemption – ordinary shares – no. of shares	57,258	-	(57,258)	-
Ordinary shares subject to possible redemption – ordinary shares – amount	58	-	(58)	-
Ordinary shares subject to possible redemption– additional paid-in capital	(29,835)	-	(29,835)	-
Ordinary shares subject to possible redemption – total shareholder’s deficit	(29,777)	-	(29,777)	-
Net income (loss) – Retained earnings	127,880	90,000	-	217,880
Net income (loss) – total shareholder’s equity	127,880	90,000	-	217,880

Statement of changes in shareholders’ deficit for the three months ended September 30, 2020 (unaudited)
Ordinary shares subject to possible redemption – ordinary shares – no. of shares	46,652	-	(46,652)	-
Ordinary shares subject to possible redemption – ordinary shares – amount	46	-	(46)	-
Ordinary shares subject to possible redemption– additional paid-in capital	76,425	-	(76,425)	-
Ordinary shares subject to possible redemption – total shareholder’s equity	76,471	-	(76,471)	-
Net income (loss) – accumulated deficit	(86,687)	30,000	-	(56,687)
Net income (loss) – Total shareholder’s deficit	(86,687)	30,000	-	(56,687)

Statement of changes in shareholders’ deficit for the six months ended September 30, 2020 (unaudited)
Ordinary shares subject to possible redemption – Ordinary shares – no. of shares	103,910	-	(103,910)	-
Ordinary shares subject to possible redemption – Ordinary shares – amount	104	-	(104)	-
Ordinary shares subject to possible redemption– Additional paid-in capital	46,590	-	(46,590)	-
Ordinary shares subject to possible redemption – total shareholder’s equity	46,694	-	(46,694)	-
Net income (loss) – retained earnings	41,193	120,000	-	161,193
Net income (loss) – total shareholder’s equity	41,193	120,000	-	161,193

Statement of changes in shareholders’ deficit for the year ended December 31, 2020 (restated)
Ordinary shares subject to possible redemption – ordinary shares – no. of shares	162,322	-	(162,322)	-
Ordinary shares subject to possible redemption – ordinary shares – amount	163	-	(163)	-
Ordinary shares subject to possible redemption– additional paid-in capital	255,193	-	(255,193)	-
Ordinary shares subject to possible redemption – total shareholder’s equity	255,356	-	(255,356)	-
Net income (loss) – accumulated deficit	(167,426)	130,000	-	(37,426)
Net income (loss) – total shareholder’s deficit	$(167,426)	$130,000	$-	$(37,426)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

●	Emerging growth company

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 Distinguishing Liabilities from Equity. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at and December 31, 2020 and 2019, 4,600,000 and 4,600,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$48,249,518	$48,249,518	$-	$-

Liabilities:
Warrant liabilities	$520,000	$-	$-	$520,000

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,603,508	$46,603,508	$-	$-

Liabilities:
Warrant liabilities	$390,000	$-	$-	$390,000

*	included in cash and investments held in trust account on the Company’s balance sheet.

●	Concentration of credit risk

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

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of December 31, 2020, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 2,412,500 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Year Ended December 31,	For the Year Ended December 31
	2020	2019
Net loss	$(37,426)	$197,472
Accretion of carrying value to redemption value	-	(3,395,083)
Net loss including accretion of carrying value to redemption value	$(37,426)	$(3,197,611)

	For the Year Ended December 31, 2020		For the Year Ended December 31, 2019
	Redeemable Ordinary share	Non- Redeemable Ordinary share	Redeemable Ordinary share	Non-Redeemable Ordinary share
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(28,813)	$(8,613)	$(2,320,882)	$(876,729)
Accretion of carrying value to redemption value	-	-	3,395,083	-
Allocation of net income (loss)	$(28,813)	$(8,613)	$1,074,201	$(876,729)
Denominators:
Weighted-average shares outstanding	4,600,000	1,375,000	2,878,142	1,087,238
Basic and diluted net income (loss) per share	$(0.01)	$(0.01)	$0.37	$(0.81)

●	Related parties

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

The Company paid an upfront underwriting discount of $1,150,000 (2.5%) of the per unit offering price to the underwriter at the closing of the Public Offering, with an additional fee of $1,840,000 (the “Deferred Discount”) of 2.0% of the gross offering proceeds payable upon the Company’s completion of the Business Combination. The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. In the event that the Company does not close the Business Combination, the underwriter has waived its right to receive the Deferred Discount. The underwriter is not entitled to any interest accrued on the Deferred Discount.

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

On May 16, 2019, the Company sold 4,600,000 units at a price of $10.00 per Public Unit in the Public Offering.

As of December 31, 2019, 1,375,000 ordinary shares issued and outstanding 4,600,000 shares are subject to possible conversion.

As of December 31, 2020, 1,375,000 ordinary shares issued and outstanding excluding 4,600,000 shares are subject to possible conversion.

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

	December 31, 2020	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Audited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$48,249,909	$48,249,909	$-	$-

Liabilities:
Warrant liabilities	$390,000	$-	$-	$390,000

	December 31, 2019	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Audited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,603,976	$46,603,976	$-	$-

Liabilities:
Warrant liabilities	$520,000	$-	$-	$520,000

*	included in cash and investments held in trust account on the Company’s balance sheet.

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

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	December 31, 2020	December 31, 2019	May 16, 2019 (Initial measurement)
Input
Share price	$10.54	$10.10	$10.00
Risk-free interest rate	0.10%	1.69%	2.18%
Volatility	45%	54%	55%
Exercise price	$11.50	$11.50	$11.50
Warrant life	5 years	5 years	5 years

As of December 31, 2020 and 2019, the aggregate value of the Private Warrants was $0.39 and $0.52 million, respectively. The change in fair value from December 31, 2019 to December 31, 2020 was approximately $(130,000).

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

On August 11, 2021, the Company issued unsecured promissory note in the aggregate principal amount of $594,467 to AGBA Holding Limited in exchange for AGBA Holding Limited depositing such amount into the Company’s trust account in order to extend the amount of available time to complete a business combination prior to November 16, 2021.

On November 3, 2021, the Company entered into a business combination agreement with TAG Holdings Limited ("TAG") and its wholly-owned subsidiaries TAG International Limited ("B2B"), TAG Asset Partners Limited ("B2BSub"), OnePlatform International Limited ("HKSub"), OnePlatform Holdings Limited ("OPH"), and TAG Asia Capital Holdings Limited ("Fintech").

On November 10, 2021, the Company issued unsecured promissory note in the aggregate principal amount of $546,991.05 to AGBA Holding Limited in exchange for AGBA Holding Limited depositing such amount into the Company’s trust account in order to extend the amount of available time to complete a business combination until February 16, 2022.

On November 10, 2021, 316,503 shares were redeemed by a number of shareholders at a price of approximately $10.94 per share, in an aggregate principal amount of $3,462,565.

On November 26, 2021, AGBA Merger Sub I Limited (“AMSI”) was formed under the laws of the British Virgin Island for the purpose of effecting the Business Combination.

On November 26, 2021, AGBA Merger Sub II Limited (“AMSII”) was formed under the laws of the British Virgin Island for the purpose of effecting the Business Combination.