Form 10-K
period 2021-12-31
AGBA Acquisition Ltd
filed 2022-03-14
CIK 1769624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

At June 30, 2021, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $42,524,170.

The number of shares outstanding of the Registrant’s ordinary shares as of February 16, 2022 was 5,021,607.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AGBA ACQUISITION LIMITED

Annual Report on Form 10-K for the Year Ended December 31, 2021

i

EXPLANATORY NOTE

References throughout this to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to AGBA Acquisition Limited., unless the context otherwise indicates.

Background of Restatement

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). Specifically, the SEC Statement focused on certain provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, on December 10, 2021, the Company reevaluated the accounting treatment of the 225,000 warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the Initial Public Offering (the “Private Warrants”). The Company previously accounted for the Private Warrants as components of equity.

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

In addition, in accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary share in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. On December 10, 2021, the Company determined that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, as previously disclosed on a Form 8-K filed on December 13, 2021, the Company’s previously issued (i) audited balance sheet as of May 19, 2019 included in the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2019, (ii) audited financial statements as of December 31, 2019 and for the year ended December 31, 2019 filed with the SEC on March 31, 2020, (iii) audited financial statements as of December 31, 2020 and for the year ended December 31, 2020 filed with the SEC on March 26, 2021, (iv) unaudited interim financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2019; unaudited interim financial statements as of and for the three and nine months ended September 30, 2019 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019; unaudited interim financial statements as of and for the three months ended March 31, 2020 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 18, 2020; unaudited interim financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2020; unaudited interim financial statements as of and for the three and nine months ended September 30, 2020 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2020; unaudited interim financial statements as of and for the three months ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 16, 2021; unaudited interim financial statements as of and for the three and six months ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2021, (collectively, the “Affected Periods”), in each case, should be corrected to classify private warrants as liabilities and all of the Public Shares as temporary equity and should no longer be relied upon.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective due to a material weakness in internal control over financial reporting related to the classification of the Company’s private warrants as components of equity instead of as derivative liabilities and the classification of the redeemable shares. For more information, see Item 9A included in this Annual Report on Form 10-K.

The Company has reflected these corrections in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with SEC on November 16, 2021 (the “November 2021 Form 10-Q”) and in the amended Annual Report on Form 10-K for the years ended December 31, 2020 and 2019. The Company does not expect the changes described above to have any impact on its cash position or the balance held in the trust account. The Company has not amended its previously filed Quarterly Reports on Form 10-Q or Current Reports on Form 8-K for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in the amended Annual Report on Form 10-K filed on December 13, 2021, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the consolidated financial statements included herein.

ii

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

iii

PART I

ITEM 1. BUSINESS

General

AGBA Acquisition Limited is a British Virgin Islands exempted company incorporated on October 8, 2018 as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses. On November 3, 2021, the Company entered into a business combination agreement, as amended on November 18, 2021 and January 4, 2022 (the “Business Combination Agreement”), with TAG Holdings Limited (“TAG”) and certain of TAG’s wholly-owned subsidiaries – OnePlatform Holdings Limited (“OPH”), TAG Asia Capital Holdings Limited (“Fintech”), TAG International Limited (“B2B”), TAG Asset Partners Limited (“B2BSub”), and OnePlatform International Limited (“HKSub”). See “Business Combination Agreement” below. If we fail to complete the transactions contemplated by the Business Combination Agreement or any business combination by May 16, 2022, we will be forced to liquidate pursuant to the terms of our current amended and restated memorandum and articles of association.

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

Business Combination Agreement

On November 3, 2021, the Company entered into the Business Combination Agreement, as subsequently amended on November 18, 2021 and January 4, 2022, and as may be further amended, supplemented, or otherwise modified form time to time with TAG and certain of TAG’s wholly-owned subsidiaries – OPH, Fintech, B2B, B2BSub, and HKSub. On December 3, 2021, AGBA Merger Sub I Limited (“Merger Sub I”) and AGBA Merger Sub II Limited (“Merger Sub II”), each a wholly-owned subsidiary of AGBA, acceded to the Business Combination Agreement. OPH, through its wholly-owned subsidiaries, is engaged in business-to-business services, while Fintech, through its wholly-owned subsidiaries, is engaged in the financial technology or fintech business. B2BSub is a wholly-owned subsidiary of B2B, and HKSub is a wholly-owned subsidiary of B2BSub. Pursuant to the Business Combination Agreement, OPH will merge with HKSub prior to the closing of the business combination, with HKSub as the surviving entity. At the closing of the business combination, B2B and Fintech (collectively, the “TAG Business”) will merge with Merger Sub I and Merger Sub II, respectively, resulting in B2B and Fintech becoming wholly-owned subsidiaries of AGBA. In consideration of the business combination, AGBA will issue 55,500,000 ordinary shares (the “Aggregate Stock Consideration”) with a deemed price per share of US$10.00 to certain persons as directed by TAG. At the closing of the business combination, AGBA will deliver to such persons as directed by TAG, in its capacity as the sole shareholder of B2B and Fintech, subject to compliance with applicable law, the Aggregate Stock Consideration less three percent (3%) of the Aggregate Stock Consideration (the “Holdback Shares”). Subject to the provisions of the Business Combination Agreement, AGBA will release the Holdback Shares at the end of six (6) months following the closing of the business combination, which may be extended for an additional three-month period (the “Survival Period”), provided that AGBA will be entitled to retain some or all of the Holdback Shares to satisfy certain indemnification claims during the Survival Period.

At the closing of the business combination, the Company will change its name to AGBA Group Holding Limited.

Extensions of Time Period to Complete a Business Combination and Outstanding Promissory Notes

On May 11, 2020, August 12, 2020, and November 10, 2020, the Company issued unsecured promissory note in the aggregate principal amount of $460,000 each time to our Sponsor in exchange for its depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination from May 16, 2020 to February 16, 2021.

On October 15, 2020, the Company dismissed Marcum LLP as its independent registered public accounting firm and effective October 20, 2020, Friedman LLP has been engaged as the Company’s new independent registered public accounting firm. The audit committee of the Company’s board of directors (the “Audit Committee”), on October 15, 2020, approved the dismissal of Marcum LLP and the engagement of Friedman LLP as the independent registered public accounting firm.

On February 5, 2021, the Company held its extraordinary meeting of shareholders. During this meeting, the Company’s shareholders approved the proposals to (i) amend the second amended and restated memorandum and articles of association to further extend the date by which it has to consummate a business combination three times for three additional months each time from February 16, 2021 to November 16, 2021; and (ii) amend the investment management trust agreement, dated as of May 14, 2019 by and between the Company and Continental Stock Transfer & Trust Company, LLC (“Continental”) to allow it to further extend the time to complete a business combination three times for three additional months each time from February 16, 2021 to November 16, 2021. On February 8, 2021, 636,890 shares were redeemed by a number of shareholders at a price of approximately $10.49 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of $6,680,520. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of the completion of an initial business combination within the required time period or our entry into liquidation if we have not completed a business combination by November 16, 2021.

On November 2, 2021, the Company held its extraordinary meeting of shareholders. During this meeting, the Company’s shareholders approved the proposals to (i) amend the third amended and restated memorandum and articles of association to further extend the date by which it has to consummate a business combination two times for three additional months each time from November 16, 2021 to May 16, 2022; and (ii) amend the investment management trust agreement, dated as of May 14, 2019 by and between the Company and Continental to allow it to further extend the time to complete a business combination two times for three additional months each time from November 16, 2021 to May 16, 2022.

On November 10, 2021, 316,503 shares were redeemed by a number of shareholders at a price of approximately $10.94 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of $3,462,565.

On February 10, May 11, August 11, 2021, the Company issued unsecured promissory note in the aggregate principal amount of $594,467 each time to our Sponsor in exchange for its depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination to November 16, 2021.

On November 10, 2021 and February 7, 2022, the Company issued unsecured promissory note in the aggregate principal amount of $546,991 each time to our Sponsor in exchange for its depositing such amount into the Company’s trust account in order to further extend the amount of time it has available to complete a business combination to May 16, 2022.

Since our IPO, our sole business activity has been identifying, evaluating suitable acquisition transaction candidates, and engaging in activities in connection with the proposed business combination transaction with TAG Business. The outbreak of the COVID-19 coronavirus has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 affects their business operations. The extent to which COVID-19 impacts our search for a business combination and completion of the proposed business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner.

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

Transaction flexibility

We offer a target business a variety of options, such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing cash for stock, and providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, despite the steps we have taken to secure third party financing, it may not be available to us.

Management Experience

We have a management team with extensive experience in mergers and acquisitions, including cross-border transactions, target sourcing, financial due diligence, deal structuring and negotiation, as well as finance and investment in the United States and Asia, and understands the cultural, business and economic differences and opportunities that will allow us to negotiate a transaction. We believe that the strengths of our management team will be available to any business with which we consummate our initial business combination, although the specific roles, if any, they may have following our initial business combination cannot be determined at this time.

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

The outbreak of the COVID-19 coronavirus has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 affects their business operations. The extent to which COVID-19 impacts our search for a business combination and completion of the proposed business acquisition will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We may be unable to complete the proposed business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner.

Sources of Target Businesses

If the transaction with TAG Business does not close, we believe based on our management’s business knowledge and past experience that there are numerous business combination candidates. We anticipate that target business candidates will be brought to our attention from our Sponsor or from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested in an unsolicited basis, since many of these sources will have known what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may engage professional firms or other individuals that specialize in business acquisitions or mergers in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our insiders or any of the members of our management team be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). If we decide to enter into a business combination with a target business that is affiliated with our officers, directors or initial shareholders, we will do so only if we have obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. As of the date of this report, there are no affiliated entities that we would consider as a business combination target.

If we fail to complete the transactions contemplated by the Business Combination Agreement or any business combination by May 16, 2022, we will be forced to liquidate pursuant to the terms of our current amended and restated memorandum and articles of association.

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

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.

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

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares redeemed or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait until May 16, 2022 in order to be able to receive a pro rata share of the trust account.

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

Ability to Extend Time to Complete Business Combination

As the date of this Report and since February 1, 2021, we have extended the time to complete a business combination five times for three additional months each time from February 16, 2021 to May 16, 2022. Pursuant to the terms of our amended and restated memorandum and articles of association and the amended trust agreement entered into between us and Continental, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $0.15 per public share, on or prior to the date of the applicable deadline. The insiders have received non-interest bearing, unsecured promissory notes equal to the amount of any such deposits (i.e., $594,467 for each of the first three extensions and $546,991 for each of the last two extensions) that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing the deposit of funds promptly after such funds are deposited into the trust account. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

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

Automatic Liquidation if No Business Combination

If we do not complete a business combination by May 16, 2022, it will trigger our automatic winding up, dissolution and liquidation pursuant to the terms of our amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. If we are unable to consummate our initial business combination by May 16, 2022, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay our taxes, and then seek to liquidate and dissolve pursuant to our current amended and restated memorandum and articles of association. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, the public rights will expire and will be worthless.

The amount in the trust account (less approximately $0.01 representing the aggregate nominal par value of the shares of our public shareholders) under the Companies Law will be treated as share premium which is distributable under the Companies Law provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they fall due in the ordinary course of business. If we are forced to liquidate the trust account, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two days prior to the distribution date (including any accrued interest). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

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

ITEM 1A. RISK FACTORS

We will be forced to liquidate if we fail to close a business combination by May 16, 2022.

Since inception, we have extended the period of time to consummate a business combination eight times (for a total of up to 36 months to complete a business combination). As of the date of this report, the Company has extended eight times (including three times approved by shareholders on February 5, 2021 and two times by shareholders on November 2, 2021) by an additional three months each time, and so it now has until May 16, 2022 to consummate a business combination. If we fail to complete the transactions contemplated by the Business Combination Agreement or any business combination by May 16, 2022, we will be forced to liquidate pursuant to the terms of our current amended and restated memorandum and articles of association.

There is uncertainty regarding our ability to continue as a going concern, indicating the possibility that we may be required to curtail or discontinue our operations in the future. If we discontinue our operations, you may lose all of your investment.

As of December 31, 2021, we had cash outside our trust account of $164,863 available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to the business combination. If our estimates of the costs of consummating our proposed business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the trust account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses from the filing date of this Annual Report, assuming that a business combination is not consummated during that time. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern if a business combination is not consummated by May 16, 2022.

Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations, and there is no assurance that such financing can be obtained on favorable terms, or at all.

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

In addition, in preparation of the Company’s financial statements as of and for the year ended December 31, 2021, the Company concluded it should restate its financial statements to classify all ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company restated its previously filed financial statements to classify all ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of ordinary shares resulted in charges against accumulated deficit.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2021 and 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Statement, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the years ended December 31, 2021 and 2020. See “—Our Private warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

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

Following the issuance of the SEC Statement, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020. See “— Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such restatement, we identified a material weakness in our internal controls over financial reporting. As a result of such material weakness, the restatement described above, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute arising due to restatement or material weakness of our internal controls over financial reporting. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

Holders of Record

As of February 28, 2022, there were 5,021,607 of our ordinary shares issued and outstanding held by nine shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

We paid approximately $383,781 for other costs and expenses related to our formation and the IPO, and a total of $1,150,000 in underwriting discounts and commissions, not including the 4.0% deferred underwriting commission payable at the consummation of business combination. Pursuant to our agreement with the underwriters, the amount of deferred discounts and commissions paid to Maxim will be reduced by $0.20 (2.0%) for each unit that is redeemed by shareholders in connection with an initial business combination. If the business combination is not consummated, the deferred amount will be forfeited and Maxim will not be entitled to any interest accrued on the deferred amount.

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

On November 3, 2021, the Company entered into the Business Combination Agreement with TAG, OPH, Fintech, B2B, B2BSub, and HKSub. OPH, through its wholly-owned subsidiaries, is engaged in business-to-business services, while Fintech, through its wholly-owned subsidiaries, is engaged in the financial technology or fintech business. B2BSub is a wholly-owned subsidiary of B2B, and HKSub is a wholly-owned subsidiary of B2BSub. Pursuant to the Business Combination Agreement, OPH will merge with HKSub prior to the closing of the business combination, with HKSub as the surviving entity. At the closing of the business combination, B2B and Fintech will merge with two Merger Sub I and Merger Sub II, respectively, resulting in B2B and Fintech becoming wholly-owned subsidiaries of AGBA. In consideration of the business combination, AGBA will issue 55,500,000 ordinary shares with a deemed price per share of US$10.00 to certain persons as directed by TAG. At the closing of the business combination, AGBA will deliver to such persons as directed by TAG, in its capacity as the sole shareholder of B2B and Fintech, subject to compliance with applicable law, the Aggregate Stock Consideration less three percent (3%) of the Aggregate Stock Consideration. Subject to the provisions of the Business Combination Agreement, AGBA will release the Holdback Shares at the end of six (6) months following the closing of the business combination, which may be extended for an additional three-month period, provided that AGBA will be entitled to retain some or all of the Holdback Shares to satisfy certain indemnification claims during the Survival Period.

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

As of December 31, 2021, a total of $40,441,469 was held in a trust account established for the benefit of the Company’s public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

On May 11, 2020, August 12, 2020, and November 10, 2020, the Company issued unsecured promissory note in the aggregate principal amount of $460,000 each time to our Sponsor in exchange for its depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination from May 16, 2020 to February 16, 2021.

On October 15, 2020, the Company dismissed Marcum LLP as its independent registered public accounting firm and effective October 20, 2020, Friedman LLP has been engaged as the Company’s new independent registered public accounting firm. The audit committee of the Company’s board of directors (the “Audit Committee”), on October 15, 2020, approved the dismissal of Marcum LLP and the engagement of Friedman LLP as the independent registered public accounting firm.

On February 5, 2021, the Company held its extraordinary meeting of shareholders. During this meeting, the Company’s shareholders approved the proposals to (i) amend the second amended and restated memorandum and articles of association to further extend the date by which it has to consummate a business combination three times for three additional months each time from February 16, 2021 to November 16, 2021; and (ii) amend the investment management trust agreement, dated as of May 14, 2019 by and between the Company and Continental Stock Transfer & Trust Company, LLC (“Continental”) to allow it to further extend the time to complete a business combination three times for three additional months each time from February 16, 2021 to November 16, 2021. On February 8, 2021, 636,890 shares were redeemed by a number of shareholders at a price of approximately $10.49 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of $6,680,520. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of the completion of an initial business combination within the required time period or our entry into liquidation if we have not completed a business combination by November 16, 2021.

On February 10, May 11 and August 11, 2021, the Company issued unsecured promissory note in the aggregate principal amount of $594,467 each time to our Sponsor in exchange for its depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination.

On November 2, 2021, the Company held its extraordinary meeting of shareholders. During this meeting, the Company’s shareholders approved the proposals to (i) amend the third amended and restated memorandum and articles of association to further extend the date by which it has to consummate a business combination two times for three additional months each time from November 16, 2021 to May 16, 2022; and (ii) amend the investment management trust agreement, dated as of May 14, 2019 by and between the Company and Continental to allow it to further extend the time to complete a business combination two times for three additional months each time from November 16, 2021 to May 16, 2022.

On November 10, 2021 and February 7, 2022, the Company issued unsecured promissory note in the aggregate principal amount of $546,991 each time to our Sponsor in exchange for its depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination to May 16, 2022.

The outbreak of the COVID-19 coronavirus has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 affects their business operations. The extent to which COVID-19 impacts completion of the proposed business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner.

Results of Operations

Our entire activity from inception up to May 16, 2019 was in preparation for the IPO. Since the IPO, our activity has been limited to the evaluation of business combination candidates and engaging in activities in connection with the proposed business combination transaction with TAG Business, and we will not be generating any operating revenues until the closing and completion of our business combination.

For the year ended December 31, 2021, we had a net loss of $769,316 which consisted of interest income from our trust account offset by operating expenses. Operating expenses generally consist of the $10,000 monthly payment to our Sponsor for office and administrative support, monthly professional fees owed to our service providers, travel expenses, Nasdaq market listing fees and amortization of our directors and officers insurance policy. Operating expenses after our initial public offering increased dramatically due to our having commenced operations, and certain professional expenses no longer being charged directly against paid-in-capital on our balance sheet, but now being expensed in the consolidated statement of operations.

Liquidity and Capital Resources

As of December 31, 2021, we had cash outside our trust account of $164,863 available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to the business combination. Our management is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due for at least one year from the date of this report.

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

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares, advances from our Sponsor and an affiliate of our Sponsor in an aggregate amount of $952,761 outstanding as of December 31, 2021, and the remaining net proceeds from our IPO and Private Placement.

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

We may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity from the filing date of this Form 10-K, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds primarily for activities relating to consummating the proposed business combination with TAG Business.

If our estimates of the costs of consummating our proposed business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the trust account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations, and there is no assurance that such financing can be obtained on favorable terms, or at all.

Off-Balance Sheet Financing Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At December 31, 2021, we have long-term liabilities. We did not have any long-term debt, capital lease obligations or operating lease obligations. Maxim is entitled to a deferred fee of $1,840,000 (i.e, four percent (4.0%) of the IPO proceeds, or $0.40 per unit). The deferred fee will be paid in cash upon the closing a business combination from the amounts held in the trust account. Such deferred amount will only be payable upon closing of a business combination. Further, the deferred amount paid to Maxim upon the closing of a business combination will be reduced by two percent (2.0%), or $0.20 per unit, for each unit that is redeemed by shareholders in connection with the business combination. If the business combination is not consummated, the deferred amount will be forfeited. Maxim will not be entitled to any interest accrued on the deferred amount.

Critical Accounting Policies

Basis of presentation

These accompanying consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 or 2020.

Cash and Investments Held in Trust Account

At December 31, 2021 and 2020, the assets held in the Trust Account are held in cash and US Treasury securities.

The Company classified investments that are directly invested in U.S. Treasuries as available for sales and money market funds are classified in accordance with the trading method. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive loss. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations and comprehensive loss.

Warrant liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statement of operations. The Private Warrants are valued using a Black Scholes model.

Ordinary Shares Subject To Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at and December 31, 2021 and 2020, 3,646,607 and 4,600,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s consolidated balance sheets.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to Sponsor are estimated to approximate the carrying values as of December 31, 2021 and 2020 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$40,441,469	$40,441,469	$-	$-

Liabilities:
Warrant liabilities	$490,000	$-	$-	$490,000

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$48,249,518	$48,249,518	$-	$-

Liabilities:
Warrant liabilities	$390,000	$-	$-	$390,000

*	included in cash and investments held in trust account on the Company’s consolidated balance sheets.

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

Net Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share”. In order to determine the net loss attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed loss allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed loss is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed loss ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of December 31, 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 2,412,500 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net loss per share presented in the statements of operations is based on the following:

	For the Year Ended December 31,	For the Year Ended December 31,
	2021	2020
Net loss	$(769,316)	$(37,426)
Accretion of carrying value to redemption value	(4,584,555)	-
Net loss including accretion of carrying value to redemption value	$(5,353,871)	$(37,426)

	For the Year Ended December 31, 2021		For the Year Ended December 31, 2020
	Redeemable Ordinary share	Non- Redeemable Ordinary share	Redeemable Ordinary share	Non-Redeemable Ordinary share
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(3,981,368)	$(1,372,503)	$(28,813)	$(8,613)
Accretion of carrying value to redemption value	4,584,555	-	-	-
Allocation of net income (loss)	$603,187	$(1,372,503)	$(28,813)	$(8,613)
Denominators:
Weighted-average shares outstanding	3,988,613	1,375,000	4,600,000	1,375,000
Basic and diluted net income (loss) per share	$0.15	$(1.00)	$(0.01)	$(0.01)

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the year ended December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in deposited in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Private Warrants, as well as the restatement for the temporary equity subject to possible redemption, as described in the Explanatory Note to this Annual Report, our disclosure controls and procedures were not effective.

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

As previously disclosed, the Company concluded it should restate its financial statements to classify all ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company restated its previously filed financial statements to classify ordinary shares subject to redemption as temporary equity  and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

As a result, management identified these material weaknesses in our internal control over financial reporting related to the accounting for warrants and ordinary shares subject to possible redemption.

To remediate these material weaknesses, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements.

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

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021. We have concluded that our private warrants  should be presented as liabilities with subsequent fair value remeasurement as previously restated in our Amendment No. 1 to the Form 10-K/A as filed with the SEC on December 13, 2021. In addition, our management has concluded that our control around the interpretation and accounting for the carrying value of temporary equity at redemption value, instead of initial carrying amount by the Company was not effectively designed or maintained resulting in the change of carrying value against accumulated deficit and changes to the Company’s net income (loss) per share calculations that have been revised within this Form 10-K filing.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 5, 2021.

Name	Age	Position
Gordon Lee	53	Chief Executive Officer and Director
Vera Tan	44	Chief Financial Officer and Director
Brian Chan	54	Director
Eric Lam	50	Director
Thomas Ng	66	Director

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

Nominating Committee

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. Specifically, the Nominating Committee makes recommendations to the Board regarding the size and composition of the Board, establishes procedures for the director nomination process and screens and recommends candidates for election to the Board. On an annual basis, the Nominating Committee recommends for approval by the Board certain desired qualifications and characteristics for board membership. Additionally, the Nominating Committee establishes and administers a periodic assessment procedure relating to the performance of the Board as a whole and its individual members. The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons. The Compensation Committee held one meeting during 2021.

The members of the Nominating Committee are Brian Chan, Eric Lam and Thomas Ng, each of whom is an independent director under NASDAQ’s listing standards. Brian Chan is the Chairperson of the Nominating Committee.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee held one meeting during 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each person who is known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group as of March 3. 2022.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants or conversion of rights, as the warrants are not exercisable within 60 days of March 3, 2022 and the rights are not convertible within 60 days of March 3, 2022.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Ordinary Shares	Approximate Percentage of Outstanding Ordinary Shares
AGBA Holding Limited	1,261,000	25.11%
Gordon Lee	30,000	*
Vera Tan	30,000	*
Brian Chan	18,000	*
Eric Lam	18,000	*
Thomas Ng	18,000	*
All directors and executive officers as a group (5 individuals)	1,375,000	27.38%
Bank of Montreal(2)	260,000	5.18%
Periscope Capital Inc. (3)	290,000	5.78%
Mizuho Financial Group, Inc.(4)	400,000	7.97%
Feis Equities LLC(5)	372,426	7.42%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o AGBA Acquisition Limited, Room 1108, 11th Floor, Block B, New Mandarin Plaza, 14 Science Museum Road, Tsimshatsui East, Kowloon, Hong Kong.

(2)	Based on a Schedule 13G jointly filed by Bank of Montreal, BMO FINANCIAL CORP., and BMO CAPITAL MARKETS CORP. The address for the reporting persons is 100 King Street West, 21st Floor, Toronto, M5X 1A1, Ontario, Canada.

(3)	Based on a Schedule 13G filed by the reporting person. The address for the reporting persons is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2. Periscope Capital Inc. (“Periscope”) acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds (each, a “Periscope Fund”).

(4)	Based on a Schedule 13G filed by the reporting person. The address for the reporting persons is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

(5)	Based on a Schedule 13G filed by the reporting person. The address for the reporting persons is 20 North Wacker Drive, Suite 2115, Chicago, Illinois 60606.

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

Simultaneously on February 22, 2019, the Company’s Sponsor transferred an aggregate of 114,000 ordinary shares to certain directors and officers of the Company, at a price of approximately $0.02 per share, which is identical to the original price.

Upon the closing of the IPO, the Company consummated the private placement of 225,000 units to our Sponsor at a price of $10.00 per Private Unit, generating total proceeds of $2,250,000. Including the 225,000 ordinary shares as part of the Private Units held, our Sponsor holds an aggregate of 1,261,000 ordinary shares.

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

The Sponsor has paid the expenses incurred by the Company an aggregate of $952,761 on a non-interest bearing basis as of December 31, 2021. As of December 31, 2021 and 2020, the Company owed a balance of $952,761 and $790,122, respectively, to our Sponsor.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Friedman LLP, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by the chosen registered public accounting firm in connection with regulatory filings. The aggregate fees billed by Friedman LLP for professional services rendered for the audit of our 2019 and 2020 annual financial statements, review of the financial information included in our Forms 10-Q and other required filings with the SEC for the periods of March 31, 2021, June 30, 2021 and September 30, 2021 totaled approximately $64,597. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Friedman LLP for consultations concerning financial accounting and reporting standards during the year ended December 31, 2021 and 2020.

Tax Fees. We did not pay Friedman LLP for tax planning and tax advice for the year ended December 31, 2021 and 2020.

All Other Fees. We did not pay Friedman LLP for other services for the year ended December 31, 2021 and 2020.

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

(3)	See attached Exhibit Index of this Annual Report on Form 10-K

(b)	Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement, dated May 14, 2019, by and between the Registrant and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 17, 2019)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Annex A to the Definitive Proxy Statements filed with the Securities & Exchange Commission on October 14, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 14, 2019)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 14, 2019)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 14, 2019)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 17, 2019)

4.5	Warrant Agreement, dated May 14, 2019, by and between Continental and the Registrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2019)

4.6	Rights Agreement, dated May 14, 2019, by and between Continental and the Registrant (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 17, 2019)

4.7	Form of Unit Purchase Option between the Registrant and Maxim Group LLC (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 14, 2019)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 17, 2019)

10.2	Investment Management Trust Account Agreement, dated May 14, 2019, by and between Continental and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 17, 2019)

10.3	Amendment No.1 to the Investment Management Trust Account Agreement, dated February 5, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Annex A to the Definitive Proxy Statements filed with the Securities & Exchange Commission on January 20, 2021)

10.4	Stock Escrow Agreement, dated May 14, 2019, among the Registrant, Continental, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 17, 2019)

10.5	Registration Rights Agreement, dated May 14, 2019, among the Registrant, Continental and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 17, 2019)

10.6	Form of Subscription Agreement among the Registrant, the Initial Shareholders and Maxim Group LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 14, 2019)

10.7*	Promissory Note in the principal amount of $460,000 dated May 11, 2020

10.8*	Promissory Note in the principal amount of $460,000 dated August 12, 2020

10.9*	Promissory Note in the principal amount of $460,000 dated November 10, 2020

10.10*	Promissory Note in the principal amount of $594,466.50 dated February 10, 2021

10.11	Promissory Note in the principal amount of $594,466.50 dated May 11, 2021

10.12	Promissory Note in the principal amount of $594,466.50 dated August 11, 2021

10.13	Promissory Note in the principal amount of $546,991.05 dated November 10, 2021

10.14	Promissory Note in the principal amount of $546,991.05 dated February 7, 2022

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 14, 2019)

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 14, 2019)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 14, 2019)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 14, 2019)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGBA ACQUISITION LIMITED

Dated: March 14, 2022	By:	/s/ Gordon Lee
	Name:	Gordon Lee
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gordon Lee	Chief Executive Officer	March 14, 2022
Gordon Lee	(Principal executive officer) and Director

/s/ Vera Tan	Chief Financial Officer	March 14, 2022
Vera Tan	(Principal financial and accounting officer) and Director

/s/ Thomas Ng	Director	March 14, 2022
Thomas Ng

/s/ Eric Lam	Director	March 14, 2022
Eric Lam

/s/ Brian Chan	Director	March 14, 2022
Brian Chan

AGBA ACQUISITION LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AGBA Acquisition Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AGBA Acquisition Limited (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021 and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 2, the accompanying consolidated financial statements as of December 31, 2020 and for the year ended December 31, 2020 have been restated.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/Friedman LLP

Friedman LLP

We have served as the Company’s auditor since 2020.

New York, New York

March 14, 2022

AGBA ACQUISITION LIMITED

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31,
	2021	2020
ASSETS		(Restated)
Current assets:
Cash	$164,863	$672,443
Prepayments	-	31,695
Total current assets	164,863	704,138
Cash and investments held in trust account	40,441,469	48,249,909

TOTAL ASSETS	$40,606,332	$48,954,047

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$16,733	$34,902
Notes payable	3,710,390	1,380,000
Amount due to related party	952,761	790,122
Total current liabilities	4,679,884	2,205,024
Warrant liabilities	490,000	390,000
Deferred underwriting compensation	1,840,000	1,840,000

TOTAL LIABILITIES	7,009,884	4,435,024

Commitments and contingencies
Ordinary shares, subject to possible redemption: 3,646,607 and 4,600,000 shares (at redemption value of $11.09 and $10.00 per share)	40,441,469	46,000,000

Shareholders’ deficit:
Ordinary shares, $0.001 par value; 100,000,000 shares authorized; 1,375,000 shares issued and outstanding (excluding 3,646,607 and 4,600,000 shares subject to possible redemption)	1,375	1,375
Accumulated other comprehensive income	-	10,173
Accumulated deficit	(6,846,396)	(1,492,525)

Total shareholders’ deficit	(6,845,021)	(1,480,977)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$40,606,332	$48,954,047

See accompanying notes to these consolidated financial statements.

AGBA ACQUISITION LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2021	2020
		(restated)
Formation, general and administrative expenses	$(683,796)	$(521,506)
Total operating expenses	(683,796)	(521,506)

Other income (loss):
Change in fair value of warrant liabilities	(100,000)	130,000
Dividend income	3,773	7,617
Foreign exchange gain	-	159
Interest income	10,707	346,304
Total other income (loss)	(85,520)	484,080

Loss before income taxes	(769,316)	(37,426)

Income taxes	-	-

NET LOSS	$(769,316)	$(37,426)

Other comprehensive loss:
Change in unrealized loss on available for sale securities	(10,173)	(87,930)

COMPREHENSIVE LOSS	$(779,489)	$(125,356)

Basic and diluted weighted average shares outstanding, ordinary share subject to possible redemption	3,988,613	4,600,000
Basic and diluted net income (loss) per share, ordinary share subject to possible redemption	$0.15	$(0.01)

Basic and diluted weighted average shares outstanding, ordinary share attributable to AGBA Acquisition Limited	1,375,000	1,375,000
Basic and diluted net loss per share, ordinary share attributable to AGBA Acquisition Limited	$(1.00)	$(0.01)

See accompanying notes to these consolidated financial statements.

AGBA ACQUISITION LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Ordinary shares		Accumulated other	Accumulated	Total shareholders’
	No. of shares	Amount	comprehensive	deficit	deficit
Balance as of January 1, 2020 (restated)	1,375,000	$1,375	$98,103	$(1,455,099)	$(1,355,621)

Realized holding loss on available-for-sale securities	-	-	(346,244)	-	(346,244)
Unrealized holding gain on available-for-sale securities	-	-	258,314	-	258,314
Net loss for the year	-	-	-	(37,426)	(37,426)

Balance as of December 31, 2020 (restated)	1,375,000	$1,375	$10,173	$(1,492,525)	$(1,480,977)

Accretion of carrying value to redemption value	-	-	-	(4,584,555)	(4,584,555)
Realized holding loss on available-for-sale securities	-	-	(10,655)	-	(10,655)
Unrealized holding gain on available-for-sale securities	-	-	482	-	482
Net loss for the year	-	-	-	(769,316)	(769,316)

Balance as of December 31, 2021	1,375,000	$1,375	$-	$(6,846,396)	$(6,845,021)

See accompanying notes to these consolidated financial statements.

AGBA ACQUISITION LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2021	2020
Cash flow from operating activities		(Restated)
Net loss	$(769,316)	$(37,426)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	100,000	(130,000)
Interest income earned in cash and investments held in trust account	(14,480)	(353,921)

Change in operating assets and liabilities:
Decrease (increase) in prepayments	31,695	(5,679)
(Decrease) increase in accrued liabilities	(18,169)	23,147
Net cash used in operating activities	(670,270)	(503,879)

Cash flows from investing activities
Cash withdrawn from Trust Account to pay redeeming shareholders	10,143,085	-

Net cash provided by investing activities	10,143,085	-

Cash flows from financing activities
Advances from a related party	162,690	246,987
Redemption of ordinary shares	(10,143,085)	-

Net cash provided by (used in) financing activities	(9,980,395)	246,987

NET CHANGE IN CASH	(507,580)	(256,892)

Cash, beginning of year	672,443	929,335

Cash, end of year	$164,863	$672,443

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized loss in Trust Account	$(10,173)	$(87,930)
Accretion of carrying value to redemption value	$(609,156)	$-
Proceeds of promissory notes deposited in Trust Account by a founder shareholder	$2,330,390	$1,380,000

See accompanying notes to these consolidated financial statements.

AGBA ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The Company’s entire activity from inception up to May 14, 2019 was in preparation for the initial public offering. Since the initial public offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company has selected December 31 as its fiscal year end and tax year end.

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Financing

The registration statement for the Company’s initial public offering (the “Public Offering” as described in Note 5) was declared effective by the SEC on May 13, 2019. The Company consummated the Public Offering on May 16, 2019 of 4,600,000 units at $10.00 per unit (the “Public Units”) and sold to the Sponsor to purchase 225,000 units at $10 per unit. The Company received net proceeds of $46,716,219. The Company incurred $3,373,781 in initial public offering related costs, including $2,990,000 of underwriting fees and $383,781 of initial public offering costs.

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

The Company’s amended and restated memorandum and articles of association contains provisions designed to provide certain rights and protections to its ordinary shareholders prior to the consummation of the initial business combination. These provisions cannot be amended without the approval of 65% (or 50% if approved in connection with the initial business combination) of the Company’s outstanding ordinary shares attending and voting on such amendment. The Company’s initial shareholders, who will beneficially own 20.0% of ordinary shares upon the closing of this offering (assuming they do not purchase any units in this offering), will participate in any vote to amend the amended and restated memorandum and articles of association and will have the discretion to vote in any manner they choose. Since inception, the Company has sought to amend provisions of the amended and restated memorandum and articles of association relating to shareholders’ rights twice (once at the February 5, 2021 shareholders’ meeting and then at the November 2, 2021 shareholders’ meeting). Each time, the Company provided dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote on any proposed amendments to the amended and restated memorandum and articles of association.

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

In connection with any shareholder vote required to approve any Business Combination, the Initial Shareholders have agreed (i) to vote any of their respective shares, including the ordinary shares sold to the Initial Shareholders in connection with the organization of the Company (the “Initial Shares”), common shares included in the Private Units sold in the Private Placement, and any ordinary shares which were initially issued in connection with the Public Offering, whether acquired in or after the effective date of the Public Offering, in favor of the initial Business Combination and (ii) not to convert such respective shares into a pro rata portion of the Trust Account or seek to sell their shares in connection with any tender offer the Company engages in.

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

Liquidation and going concern

The Company initially had 12 months from the consummation of this offering to consummate the initial business combination. If the Company does not complete a business combination within 12 months from the consummation of the Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a business combination eight times (for a total of up to 36 months to complete a Business Combination). As of the date of this report, the Company has extended eight times (including three times approved by shareholders on February 5, 2021 and two times by shareholders on November 2, 2021 by an additional three months each time, and so it now has until May 16, 2022 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $0.15 per public share, on or prior to the date of the applicable deadline. The insiders have received non-interest bearing, unsecured promissory notes equal to the amount of any such deposits (i.e., $594,467 for each of the first three extensions and $546,991 for each of the last two extensions) that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial business combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. If the Company is unable to consummate the Company’s initial business combination by May 16, 2022, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a Business Combination is not consummated by May 16, 2022. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In addition, in preparation of the Company’s financial statements as of and for the years ended December 31, 2020 and 2019, the Company concluded it should restate its financial statements to classify all ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As previously disclosed on a Form 8-K filed on December 13, 2021, the Company restated its previously filed financial statements to classify all ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable shares of ordinary shares resulted in charges against accumulated deficit.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

Adjustment #1 refer to reclassification of private warrants from temporary equity component to warrant liabilities.

Adjustment #2 refer to reclassification of all public shares to temporary equity.

	As
	Previously			As Since
	Reported	Adjustments #1	Adjustments #2	The Restated

Balance sheet as of December 31, 2020
Warrant liabilities	$-	$390,000	$-	$390,000
Deferred underwriting compensation	1,025,948	-	814,052	1,840,000
Total liabilities	3,230,972	390,000	814,052	4,435,024
Ordinary shares subject to possible redemption	40,723,074	(390,000)	5,666,926	46,000,000
Ordinary shares	2,093	37	(755)	1,375
Additional paid-in capital	4,990,205	(160,037)	(4,830,168)	-
Retained earnings (accumulated deficit)	$(2,470)	$160,000	$(1,650,055)	$(1,492,525)

	As
	Previously			As
	Reported	Adjustments #1	Adjustments #2	Restated

Statement of operations for the year ended December 31, 2020
Change in fair value of warrant liabilities	-	130,000	-	130,000
Net (loss) income	(167,426)	130,000	-	(37,426)
Basic and diluted weighted average shares outstanding, ordinary share subject to possible redemption		-	4,600,000	4,600,000
Basic and diluted net loss per share, ordinary share subject to possible redemption		-	(0.01)	(0.01)
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	2,092,586	(74,586)	(643,000)	1,375,000
Basic and diluted net (loss) income per share, non-redeemable ordinary shares	$(0.22)	$0.06	$0.15	$(0.01)

	As
	Previously			As
	Reported	Adjustments #1	Adjustments #2	Restated

Statement of cash flows for the year ended December 31, 2020
Change in fair value of warrant liabilities	-	130,000	-	130,000
Net (loss) income	(167,426)	130,000	-	(37,426)
Change in value of shares subject to redemption	255,356	-	(255,356)	-

Statement of changes in shareholders’ deficit for the year ended December 31, 2020
Ordinary shares subject to possible redemption – ordinary shares – no. of shares	162,322	-	(162,322)	-
Ordinary shares subject to possible redemption – ordinary shares – amount	163	-	(163)	-
Ordinary shares subject to possible redemption– additional paid-in capital	255,193	-	(255,193)	-
Ordinary shares subject to possible redemption – total shareholder’s equity	255,356	-	(255,356)	-
Net income (loss) – accumulated deficit	(167,426)	130,000	-	(37,426)
Net income (loss) – total shareholder’s deficit	$(167,426)	$130,000	$-	$(37,426)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the U.S. GAAP or interim financial information pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

●	Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Subsidiaries are those entities in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background	Ownership
AGBA Merger Sub I Limited (“AMSI”)	A British Island company Incorporated on November 26, 2021	100% Owned by AGBA
AGBA Merger Sub II Limited (“AMSII”)	A British Island company Incorporated on November 26, 2021	100% Owned by AGBA

●	Emerging growth company

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

●	Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

●	Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 or 2020.

●	Cash and investments held in trust account

At December 31, 2021 and 2020, the assets held in the Trust Account are held in cash and US Treasury securities.

The Company classified investments that are directly invested in U.S. Treasuries as available for sales and money market funds are classified in accordance with the trading method. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive loss. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations and comprehensive loss.

●	Warrant liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statement of operations. The Private Warrants are valued using a Black Scholes model.

●	Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at and December 31, 2021 and 2020, 3,646,607 and 4,600,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s consolidated balance sheets.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit immediately as if the end of the first reporting period after the IPO was the redemption date.

●	Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of December 31, 2021 and 2020 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$40,441,469	$40,441,469	$-	$-

Liabilities:
Warrant liabilities	$490,000	$-	$-	$490,000

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$48,249,518	$48,249,518	$-	$-

Liabilities:
Warrant liabilities (restated)	$390,000	$-	$-	$390,000

*	included in cash and investments held in trust account on the Company’s consolidated balance sheets.

●	Concentration of credit risk

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share”. In order to determine the net loss attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed loss allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed loss is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed loss ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of December 31, 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 2,412,500 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net loss per share presented in the statements of operations is based on the following:

	For the Year Ended December 31,	For the Year Ended December 31,
	2021	2020
		(Restated)
Net loss	$(769,316)	$(37,426)
Accretion of carrying value to redemption value	(4,584,555)	-
Net loss including accretion of carrying value to redemption value	$(5,353,871)	$(37,426)

	For the Year Ended December 31, 2021		For the Year Ended December 31, 2020
	Redeemable Ordinary share	Non- Redeemable Ordinary share	Redeemable Ordinary share	Non-Redeemable Ordinary share
			(Restated)	(Restated)
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(3,981,368)	$(1,372,503)	$(28,813)	$(8,613)
Accretion of carrying value to redemption value	4,584,555	-	-	-
Allocation of net income (loss)	$603,187	$(1,372,503)	$(28,813)	$(8,613)
Denominators:
Weighted-average shares outstanding	3,988,613	1,375,000	4,600,000	1,375,000
Basic and diluted net income (loss) per share	$0.15	$(1.00)	$(1.00)	$(0.01)

●	Related parties

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

NOTE 4 – CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of December 31, 2021, investment securities in the Company’s Trust Account consisted of $40,441,469 in United States Treasury Bills and $0 in cash. As of December 31, 2020, investment securities in the Company’s Trust Account consisted of $48,249,518 in United States Treasury Bills and $391 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying December 31, 2021 and 2020 consolidated balance sheets. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on December 31, 2021 and 2020 is as follows:

	Carrying Value as of December 31, 2021	Gross Unrealized Holding Gain	Fair Value as of December 31, 2021
Available-for-sale marketable securities
U.S. Treasury Securities	$40,441,469	$-	$40,441,469

	Carrying Value as of December 31, 2020	Gross Unrealized Holding Gain	Fair Value as of December 31, 2020
Available-for-sale marketable securities
U.S. Treasury Securities	$48,239,345	$10,173	$48,249,518

For the year ended December 31, 2021, cash in the Trust Account was partially distributed due to redemption of Public Shares (as defined below) (see Note 8).

NOTE 5 – PUBLIC OFFERING

On May 16, 2019, the Company sold 4,600,000 units at a price of $10.00 per Public Unit in the Public Offering. Each Public Unit consists of one ordinary share of the Company, $0.001 par value per share (the “Public Shares”), one right (the “Public Rights”) and one warrant (the “Public Warrant”). Each Public Right entitles the holder to receive one-tenth (1/10) of an ordinary share upon consummation of an initial Business Combination. Each Public Warrant entitles the holder to purchase one-half (1/2) of an ordinary share upon consummation of an initial Business Combination. In addition, the Company has granted Maxim Group LLC, the underwriter of the Public Offering, a 45-day option to purchase up to 225,000 Public Units solely to cover over-allotments, if any.

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

The Company paid an upfront underwriting discount of $1,150,000 (2.5%) of the per unit offering price to the underwriter at the closing of the Public Offering, with an additional fee of $1,840,000 (the “Deferred Amount”) of 2.0% of the gross offering proceeds payable upon the Company’s completion of the Business Combination. The Deferred Amount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. Pursuant to our agreement with the underwriters, the Deferred Amount will be reduced by $0.20 (2.0%) for each unit that is redeemed by shareholders in connection with an initial business combination. In the event that the Company does not close the Business Combination, the underwriter has waived its right to receive the Deferred Amount. The underwriter is not entitled to any interest accrued on the Deferred Amount.

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

Related Party Extensions Loan

The Company initially had 12 months from the consummation of this offering to consummate the initial business combination. However, the Company has extended the period of time to consummate a business combination eight times (including three times approved by shareholders on February 5, 2021 and two times by shareholders on November 2, 2021) by an additional three months each time (for a total of up to 36 months to complete a business combination). Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate its initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $ $0.15 per public share, on or prior to the date of the applicable deadline. The insiders have received non-interest bearing, unsecured promissory notes equal to the amount of any such deposits (i.e., $594,467 for each of the first three extensions and $546,991 for each of the last two extensions). Such notes would either be paid upon consummation of its initial business combination, or, at the lender’s discretion, converted upon consummation of its business combination into additional private units at a price of $10.00 per unit.

On May 11, 2020, August 12, 2020, and November 10, 2020, the Company issued three Notes, each in an amount of $460,000 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until February 16, 2021. On each of February 5, May 11, August 11, 2021, the Company issued an unsecured promissory note, in an amount of $594,467, to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until November 16, 2021. On November 10, 2021 and February 7, 2022, the Company issued an unsecured promissory note in an amount of $546,991, to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until May 16, 2022 (see Note 9). The Notes are non-interest bearing and are payable upon the closing of a business combination. In addition, the Notes may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit. As of December 31, 2021 and 2020, the note payable balance of $3,710,390 and $1,380,000, respectively.

Related Party Advances

In the event the Sponsor pays for any expense or liability on behalf of the Company, then such payments would be accounted for as loan to the Company by the Sponsor. The Sponsor, AGBA Holding Limited, has paid the expenses incurred by the Company an aggregate of $952,761 on a non-interest bearing basis as of December 31, 2021.

As of December 31, 2021 and 2020, the Company owed a balance of $952,761 and $790,122, respectively, to AGBA Holding Limited.

NOTE 7 – SHAREHOLDER’S DEFICIT

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

In October 2018, the Company’s Chief Executive Officer, Gordon Lee, subscribed for an aggregate of 1,000 of ordinary shares for an aggregate purchase price of US$1, or approximately US$0.001 per share.

On February 22, 2019, the Company issued an aggregate of 1,149,000 founder shares to AGBA Holding Limited for an aggregate purchase price of $25,000 in cash.

On May 16, 2019, the Company issued 225,000 ordinary shares under the private placement of 225,000 private units at $10 per unit, to the Sponsor.

As of December 31, 2020, 1,375,000 ordinary shares issued and outstanding excluding 4,600,000 shares were subject to possible redemption.

As of December 31, 2021, 1,375,000 ordinary shares issued and outstanding excluding 3,646,607 shares were subject to possible redemption.

Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”), including the reclassification out of AOCI.

Available- for-sale securities
Balance as of January 1, 2021	$10,173
Other comprehensive income before reclassifications	-
Amounts reclassified from AOCI into interest income	(10,173)
Balance as of December 31, 2021	$-

Available -for-sale securities
Balance as of January 1, 2020	$98,103
Other comprehensive income before reclassifications	258,314
Amounts reclassified from AOCI into interest income	(346,244)
Balance as of December 31, 2020	$10,173

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

NOTE 8 – ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at December 31, 2021 and 2020, 3,646,607 and 4,600,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

On May 16, 2019, the Company sold 4,600,000 units at a price of $10.00 per Public Unit in the Public Offering.

On February 8, 2021, 636,890 shares were redeemed by part of shareholders at a price of approximately $10.49 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of $6,680,520.

On November 10, 2021, 316,503 shares were redeemed by a number of shareholders at a price of approximately $10.94 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of $3,462,565.

	For the Year Ended December 31,
	2021	2020
Total ordinary shares issued	5,975,000	5,975,000
Share issued classified as equity	(1,375,000)	(1,375,000)
Share redemption during the year	(953,393)	-
Change in value of ordinary shares subject to redemption	3,646,607	4,600,000

NOTE 9 – FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2021	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Audited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$40,441,469	$40,441,469	$-	$-

Liabilities:
Warrant liabilities	$490,000	$-	$-	$490,000

	December 31, 2020	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Audited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$48,249,909	$48,249,909	$-	$-

Liabilities:
Warrant liabilities (restated)	$390,000	$-	$-	$390,000

*	included in cash and investments held in trust account on the Company’s consolidated balance sheets.

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

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	December 31, 2021	December 31, 2020	May 16, 2019 (Initial measurement)
Input
Share price	$11.02	$10.54	$10.00
Risk-free interest rate	1.21%	0.10%	2.18%
Volatility	47%	45%	55%
Exercise price	$11.50	$11.50	$11.50
Warrant life	5 years	5 years	5 years

As of December 31, 2021 and 2020, the aggregate value of the Private Warrants was $0.49 and $0.39 million, respectively. The change in fair value for the year ended December 31, 2021 was approximately $100,000. The change in fair value for the year ended December 31, 2019 to December 31, 2020 was approximately $(130,000) (restated).

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management has evaluated the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s future financial position, results of its operations and/or search for a target company, there has been a significant impact as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the future outcome of this uncertainty.

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

NOTE 11 – REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (UNAUDITED)

In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The initial carrying amount of redeemable preferred stock should be its fair value at date of issue. Where fair value at date of issue is less than the mandatory redemption amount, the carrying amount shall be increased by periodic accretions, using the interest method, so that the carrying amount will equal the mandatory redemption amount at the mandatory redemption date. The carrying amount shall be further periodically increased by amounts representing dividends not currently declared or paid, but which will be payable under the mandatory redemption features, or for which ultimate payment is not solely within the control of the registrant (e. g., dividends that will be payable out of future earnings). Each type of increase in carrying amount shall be effected by charges against retained earnings or, in the absence of retained earnings, by charges against paid-in capital. The increase in redemption value was mainly due to the extension payments made by the Sponsor which should accrete to the redemption value. The Company has extended the period of time to consummate a business combination eight times (including three times approved by shareholders on February 5, 2021 and two times by shareholders on November 2, 2021) by an additional three months each time (for a total of up to 36 months to complete a business combination). On May 11, 2020, August 12, 2020, and November 10, 2020, the Company issued three Notes, each in an amount of $460,000 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until February 16, 2021. On each of February 5, May 11, August 11, 2021, the Company issued an unsecured promissory note, in an amount of $594,467, to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until November 16, 2021. On November 10, 2021 and February 7, 2022, the Company issued an unsecured promissory note in an amount of $546,991, to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until May 16, 2022.

Redeemable Shares, at each reporting period, should be measured at redemption value. The Company previously measured at initial carrying amount. As a result, the Company recalculated its previously filed financial statements to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. Under this accounting treatment, the Company is required to calculate the change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit.

The Company’s accounting for temporary equity measured at redemption value did not have any effect on the Company’s previously reported operating expenses or cash.

The impact of the errors on the Company’s financial statements for each respective period is presented below. The impacts are considered immaterial to the financial statements.

	As
	Previously		As
	Reported	Adjustments	Revised
	(unaudited)	(unaudited)	(unaudited)
Balance sheet as of March 31, 2021
Ordinary shares subject to possible redemption	39,631,100	2,533,800	42,164,900
Accumulated deficit	(1,935,949)	(2,533,800)	(4,469,749)

Balance sheet as of June 30, 2021
Ordinary shares subject to possible redemption	39,631,100	3,129,333	42,760,433
Accumulated deficit	(2,110,390)	(3,129,333)	(5,239,723)

Balance sheet as of September 30, 2021
Ordinary shares subject to possible redemption	39,631,100	3,724,877	43,355,977
Accumulated deficit	(2,320,133)	(3,724,877)	(6,045,010)

Statement of operations for the three months ended March 31, 2021
Basic and diluted net (loss) income per share, ordinary share subject to possible redemption	(0.00)	0.01	0.01
Basic and diluted net loss per share, non-redeemable ordinary shares	(0.07)	(0.06)	(0.13)

Statement of operations for the three months ended June 30, 2021
Basic and diluted net income per share, ordinary share subject to possible redemption	0.00	0.01	0.01
Basic and diluted net loss per share, non-redeemable ordinary shares	(0.08)	(0.06)	(0.14)

Statement of operations for the six months ended June 30, 2021
Basic and diluted net income per share, ordinary share subject to possible redemption	0.00	0.02	0.02
Basic and diluted net loss per share, non-redeemable ordinary shares	(0.15)	(0.12)	(0.27)

Statement of operations for the three months ended September 30, 2021
Basic and diluted net loss per share, ordinary share subject to possible redemption	(0.04)	0.04	(0.00)
Basic and diluted net loss per share, non-redeemable ordinary shares	(0.04)	(0.11)	(0.15)

Statement of operations for the nine months ended September 30, 2021
Basic and diluted net (loss) income per share, ordinary share subject to possible redemption	(0.08)	0.10	0.02
Basic and diluted net loss per share, non-redeemable ordinary shares	(0.15)	(0.27)	(0.42)

NOTE 12 – SUBSEQUENT EVENTS

On January 4, 2022, Tag Holdings Limited together with AGBA’s newly established wholly-owned subsidiaries, AGBA Merger Sub I Limited and AGBA Merger Sub II Limited, entered into a second amendment of the Business Combination Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the parties have agreed that, among other things, the Outside Closing Date (as defined in the Business Combination Agreement) of the proposed transactions contemplated by the Business Combination Agreement shall be extended to April 30, 2022 from January 31, 2022, and that each party shall use its reasonable best efforts to finalize all Plans of Merger, the Articles of Merger, the Employment Agreement, and other ancillary documents contemplated by the Business Combination Agreement no later than March 31, 2022.

On February 7, 2022, the Company issued unsecured promissory note in the aggregate principal amount of $546,991 to AGBA Holding Limited in exchange for AGBA Holding Limited depositing such amount into the Company’s trust account in order to extend the amount of available time to complete a business combination until May 16, 2022.