Form 10-Q
period 2022-03-31
AGBA Acquisition Ltd
filed 2022-05-16
CIK 1769624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, there were 4,737,871 shares of the Company’s ordinary shares, par value $0.001 per share, issued and outstanding.

AGBA ACQUISITION LIMITED

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AGBA ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$33,356	$164,863
Total current assets	33,356	164,863
Cash and investments held in Trust Account	40,989,461	40,441,469

TOTAL ASSETS	$41,022,817	$40,606,332

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEIFICIT
Current liabilities:
Accrued liabilities	$2,936	$16,733
Note payable	4,257,382	3,710,390
Amount due to related party	1,157,787	952,761
Total current liabilities	5,418,105	4,679,884
Warrant liabilities	520,000	490,000
Deferred underwriting compensation	1,840,000	1,840,000

TOTAL LIABILITIES	7,778,105	7,009,884

Commitments and contingencies
Ordinary shares, subject to possible redemption: 3,646,607 and 3,646,607 shares, as of March 31, 2022 and December 31, 2021 (at redemption value of $11.24 and $11.09 per share)	40,989,461	40,441,469

Shareholders’ deficit:
Ordinary shares, $0.001 par value; 100,000,000 shares authorized; 1,375,000 shares issued and outstanding (excluding 3,646,607 shares subject to possible redemption)	1,375	1,375
Accumulated deficit	(7,746,124)	(6,868,396)

Total shareholders’ deficit	(7,744,749)	(6,845,021)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$41,022,817	$40,606,332

See accompanying notes to unaudited condensed consolidated financial statements.

AGBA ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31,
	2022	2021

General and administrative expenses	$(322,739)	$(133,043)

Total operating expenses	(322,739)	(133,043)

Other income
Change in fair value of warrant liabilities	(30,000)	(10,000)
Dividend income	1,000	563
Interest income	3	10,676
Total other income (expense)	(28,997)	1,239

Loss before income taxes	(351,736)	(131,804)

Income taxes	-	-

NET LOSS	(351,736)	(131,804)

Other comprehensive loss:
Change in unrealized gain on available for sale securities	-	(10,173)

COMRPEHENSIVE LOSS	$(351,736)	$(141,977)

Basic and diluted weighted average shares outstanding, ordinary share subject to possible redemption	3,646,607	4,243,062
Basic and diluted net (loss) income per share, ordinary share subject to possible redemption	$(0.03)	$0.01

Basic and diluted weighted average shares outstanding, ordinary share attributable to AGBA Acquisition Limited	1,375,000	1,375,000
Basic and diluted net loss per share, ordinary share attributable to AGBA Acquisition Limited	$(0.18)	$(0.13)

See accompanying notes to unaudited condensed consolidated financial statements.

AGBA ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31, 2022
	Ordinary shares			Total
	No. of shares	Amount	Accumulated deficit	shareholders’ deficit

Balance as of January 1, 2022	1,375,000	$1,375	$(6,846,396)	$(6,845,021)

Accretion of carrying value to redemption value			(547,992)	(547,992)
Net loss for the period	-	-	(351,736)	(351,736)

Balance as of March 31, 2022	1,375,000	$1,375	$(7,746,124)	$(7,744,749)

	Three months ended March 31, 2021
	Ordinary shares		Accumulated
	No. of shares	Amount	other comprehensive income	Accumulated deficit	Total shareholders’ deficit

Balance as of January 1, 2021 (Restated)	1,375,000	$1,375	$10,173	$(1,492,525)	$(1,480,977)

Accretion of carrying value to redemption value	-	-	-	(2,845,420)	(2,845,420)
Unrealized holding gain on available-for-sales securities	-	-	482	-	482
Realized holding loss on available-for-sale securities	-	-	(10,655)	-	(10,655)
Net loss for the period	-	-	-	(131,804)	(131,804)

Balance as of March 31, 2021	1,375,000	$1,375	$-	$(4,469,749)	$(4,468,374)

See accompanying notes to unaudited condensed consolidated financial statements.

AGBA ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(351,736)	$(131,804)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	30,000	10,000
Interest income dividend income earned in cash and investments held in Trust Account	(1,000)	(11,239)

Change in operating assets and liabilities:
Decrease in prepayments	-	23,771
Decrease increase in accrued liabilities	(13,797)	(24,034)
Cash used in operating activities	(336,533)	(133,306)

Cash flows from financing activities
Advance from a related party	205,026	30,871
Net cash provided by financing activities	205,026	30,871

NET CHANGE IN CASH	(131,507)	(102,435)

Cash, beginning of period	164,443	672,443

Cash, end of period	$33,356	$570,008

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Change in unrealized loss in Trust Account	$-	$(10,173)
Accretion of carrying value to redemption value	$(547,992)	$-
Changes in ordinary shares subject to possible redemption	$-	$141,977
Decrease in underwriting commission due to share redemption	$-	$127,396
Proceeds of a promissory note deposited in Trust Account by a founder shareholder	$546,992	$594,466
Cash payout to shareholders directly released from Trust Account due to share redemption	$-	$6,680,520

See accompanying notes to unaudited condensed consolidated financial statements.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

All activities through March 31, 2022 relates to the Company’s formation, completion of its initial public offering which occurred on May 16, 2019 and negotiation and consummation of the proposed business combination with TAG Holdings Limited (“TAG.”) The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which proceeds are held in trust.

The Company has selected December 31 as its fiscal year end and tax year end.

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Financing

The registration statement for the Company’s initial public offering (the “Public Offering” as described in Note 4, “IPO”) was declared effective by the United States Securities and Exchange Commission (“SEC”) on May 13, 2019. The Company consummated the Public Offering on May 16, 2019 of 4,600,000 units at $10.00 per unit (the “Public Units”) and sold to the sponsor to purchase 225,000 units at $10 per unit (the “Private Units”). The Company received net proceeds of $46,716,219. The Company incurred $2,559,729 in initial public offering related costs, including $2,175,948 of underwriting fees and $383,781 of initial public offering costs.

Trust Account

Upon the closing of the Public Offering and the private placement, $46,000,000 was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee. The funds held in the Trust Account can be invested in United States government treasury bills, bonds or notes, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial business combination and (ii) the Company’s failure to consummate a business combination within 36 months (unless extended) from the closing of the Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations.

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

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company’s amended and restated memorandum and articles of association contains provisions designed to provide certain rights and protections to its ordinary shareholders prior to the consummation of the initial business combination. These provisions cannot be amended without the approval of 65% (or 50% if approved in connection with the initial business combination) of the Company’s outstanding ordinary shares attending and voting on such amendment. Since inception, the Company has sought to amend provisions of the amended and restated memorandum and articles of association relating to shareholders’ rights three times (at the February 5, 2021, November 2, 2021 and May 3 2022 shareholders’ meeting). Each time, the Company provided dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote on any proposed amendments to the amended and restated memorandum and articles of association.

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

In connection with any shareholder vote required to approve any business combination, the initial shareholder  s have agreed (i) to vote any of their respective shares, including the ordinary shares sold to the initial shareholders   in connection with the organization of the Company (the “Initial Shares”), ordinary shares included in the Private Units sold in the private placement, and any ordinary shares which were initially issued in connection with the Public Offering, whether acquired in or after the effective date of the Public Offering, in favor of the initial business combination and (ii) not to convert such respective shares into a pro rata portion of the Trust Account or seek to sell their shares in connection with any tender offer the Company engages in.

On November 3, 2021, the Company entered into the business combination agreement, which provides for a business combination between AGBA and TAG and certain of TAG’s wholly owned subsidiaries – OnePlatform Holdings Limited (“OPH”), TAG Asia Capital Holdings Limited (“Fintech”), TAG International Limited (“B2B”), TAH Asset Partners Limited (“B2BSub”), and OnePlatform International Limited (“HKSub”). OPH through its wholly-owned subsidiaries, is engaged in business-to-business (or B2B) services, while Fintech through its wholly-owned subsidiaries, is engaged in the financial technology or fintech business. B2BSub is a wholly-owned subsidiary of B2B, and HKSub is a wholly owned subsidiary of B2BSub. In the business combination agreement, as amended, B2B, B2BSub, HKSub, OPH, Fintech, together with their respective subsidiaries are referred to as the “Group Parties”. Pursuant to the business combination agreement, as amended, OPH will first become a subsidiary of B2B through a merger with HKSub, with OPH as the surviving entity (the “OPH Merger”). Subsequently, (i) AMSI will merge with and into B2B; and AMSII will merge with and into Fintech (together with (i), the “Acquisition Merger”). In consideration of the Acquisition Merger, AGBA will issue 55,500,000 ordinary shares with a deemed price per share US$10.00 (“Aggregate Stock Consideration”) to TAG, in its capacity as sole shareholder of B2B and Fintech.

At the closing of the Acquisition Merger, AGBA shall issue the full amount of the Aggregate Stock Consideration, less three percent (3%) of the Aggregate Stock Consideration (the “Holdback Shares”), to TAG, in its capacity as sole shareholder of B2B and Fintech, subject to compliance with applicable law. Subject to the provisions of the business combination Agreement, AGBA will release the Holdback Shares at the end of six (6) months following the closing of the Acquisition Merger, which may be extended for an additional three-month period (the “Survival Period”), provided that the AGBA will be entitled to retain some or all of the Holdback Shares to satisfy certain indemnification claims during the Survival Period. Post-closing, TAG intends to further distribute the Aggregate Stock Consideration to certain beneficial shareholders of TAG, subject to legal and regulatory requirements.

The business combination agreement, as amended, provides that, among other things, (i) the Outside Closing Date (as defined in the business combination agreement) of the proposed transactions contemplated by the business combination agreement shall be extended to October 31, 2022 from April 30, 2022, and (ii) each party shall use its reasonable best efforts to finalize all Additional Agreements (as defined in the business combination agreement) and other ancillary documents contemplated by the business combination agreement no later than September 30, 2022.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Liquidation and going concern

The Company initially had 12 months from the consummation of this offering to consummate the initial business combination. If the Company does not complete a business combination within 12 months from the consummation of the Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a business combination ten times (for a total of up to 42 months from the consummation of the Public Offering to complete a business combination). As of the date of this report, the Company has extended nine times by an additional three months each time (for a total of up to 39 months from the consummation of the Public Offering to complete a business combination), and so it now has until August 16, 2022 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $0.15 per public share, on or prior to the date of the applicable deadline. The insiders have received non-interest bearing, unsecured promissory notes equal to the amount of any such deposits (i.e., $594,467 for each of the first three extensions since February 2021, $546,991 for each of next two extensions, and $504,431 for the most recent extension in May 2022) that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the Private Units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial business combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. If the Company is unable to consummate the Company’s initial business combination by August 16, 2022 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a business combination is not consummated by August 16, 2022 (unless further extended). These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the unaudited condensed consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 14, 2022.

●	Principles of consolidation

The unaudited condensed consolidated financial statements include the unaudited condensed financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Subsidiaries are those entities in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

The accompanying unaudited condensed consolidated financial statements reflect the activities of the Company and each of the following entities:

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

●	Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2022 and December 31, 2021.

●	Cash and investments held in trust account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account are held in cash and US Treasury securities.

The Company classified investments that are directly invested in U.S. Treasuries as available for sales and money market funds are classified in accordance with the trading method. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive loss. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the unaudited condensed consolidated statements of operations and comprehensive loss.

●	Warrants liabilities

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at and March 31, 2022 and December 31, 2021, 3,646,607 and 3,646,607 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Level 1 –

Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 –

Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 –	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of March 31, 2022 and December 31, 2021 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2022	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$40,989,461	$40,989,461	$-	$-

Liabilities:
Warrant liabilities	$520,000	$-	$-	$520,000

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$40,441,469	$40,441,469	$-	$-

Liabilities:
Warrant liabilities	$490,000	$-	$-	$490,000

*	included in cash in the cash and investments held in Trust Account on the Company’s unaudited condensed consolidated balance sheets.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Concentration of credit risk

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing, and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision is zero and it has no deferred tax assets. The Company is considered to be an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share”. In order to determine the net loss attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed loss allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed loss is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed loss ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of March 31, 2022, the Company has not considered the effect of the warrants sold in the IPO to purchase an aggregate of 2,412,500 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The net loss per share presented in the statements of operations is based on the following:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021

Net loss	$(351,756)	$(131,804)
Accretion of carrying value to redemption value	(547,992)	(595,511)
Net loss including accretion of carrying value to redemption value	$(899,728)	$(727,315)

	For the three months ended March 31, 2022		For the three months ended March 31, 2021
	Redeemable ordinary shares	Non- Redeemable ordinary shares	Redeemable ordinary shares	Non-Redeemable ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(653,367)	$(246,361)	$(549,307)	$(178,008)
Accretion of carrying value to redemption value	547,992	-	595,511	-
Allocation of net income (loss)	$(105,375)	$(246,361)	$46,204	$(178,008)
Denominators:
Weighted-average shares outstanding	3,646,607	1,375,000	4,243,062	1,375,0000
Basic and diluted net loss per share	$(0.03)	$(0.18)	$0.01	$(0.13)

●	Related parties

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

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 3 – CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of March 31, 2022, investment securities in the Company’s Trust Account consisted of $40,989,461 in United States Treasury Bills and $0 in cash. As of December 31, 2021, investment securities in the Company’s Trust Account consisted of $40,441,469 in United States Treasury Bills and $0 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying March 31, 2022 and December 31, 2021 consolidated balance sheets. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on March 31, 2022 and December 31, 2021 is as follows:

	Carrying Value as of March 31, 2022 (Unaudited)	Gross Unrealized Holding Gain	Fair Value as of March 31, 2022 (Unaudited)

Available-for-sale marketable securities
U.S. Treasury Securities	$40,989,461	$-	$40,989,461

	Carrying Value as of December 31, 2021	Gross Unrealized Holding Gain	Fair Value as of December 31, 2021

Available-for-sale marketable securities:
U.S. Treasury Securities	$40,441,469	$-	$40,441,469

NOTE 4 – PUBLIC OFFERING

On May 16, 2019, the Company sold 4,600,000 units at a price of $10.00 per Public Unit in the Public Offering. Each Public Unit consists of one ordinary share of the Company, $0.0001 par value per share (the “Public Shares”), one redeemable warrant (the” Public Warrants”) and one right (the “Public Rights”). Each Public Warrant entitles the holder to purchase one-half (1/2) of one ordinary share at an exercise price of $11.50 per whole share (see Note 6). Each Public Right entitles the holder to receive one-tenth (1/10) of an ordinary share upon consummation of an initial business combination. In addition, the Company has granted Chardan Capital Markets, LLC, the underwriter of the Public Offering, a 45-day option to purchase up to 225,000 Public Units solely to cover over-allotments, if any.

If the Company does not complete its business combination within the necessary time period described in Note 1, the Public Rights will expire and be worthless. Since the Company is not required to net cash settle the rights and the rights are convertible upon the consummation of an initial business combination, the management determined that the Public Rights   are classified within shareholders’ equity as “Additional paid-in capital” upon their issuance in accordance with ASC 815-40. The proceeds from the sale are allocated to Public Shares and Public Rights   based on the relative fair value of the securities in accordance with ASC 470-20-30. The value of the Public Shares and Public Rights   will be based on the closing price paid by investors.

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

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 5 – RELATED PARTY TRANSACTIONS

Insider Shares

In October 2018, the Company’s Chief Executive Officer, subscribed for an aggregate of 1,000 of ordinary shares for an aggregate purchase price of $1, or approximately $0.001 per share. On February 22, 2019, the Company issued an aggregate of 1,149,000 Ordinary Shares to AGBA Holding Limited for an aggregate purchase price of $25,000 in cash.

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

Related Party Extensions Loan

The Company initially had 12 months from the consummation of this offering to consummate the initial business combination. However, as of the date of this report, the Company has extended the period of time to consummate a business combination nine times by an additional three months each time (for a total of up to 39 months from the consummation of the Public Offering to complete a business combination). Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate its initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $0.15 per public share, on or prior to the date of the applicable deadline. The insiders have received non-interest bearing, unsecured promissory notes equal to the amount of any such deposits (i.e., $594,467 for each of the first three extensions since February 2021, $546,991 for each of next two extensions, and $504,431 for the most recent extension in May 2022). Such notes would either be paid upon consummation of its initial business combination, or, at the lender’s discretion, converted upon consummation of its business combination into additional Private Units at a price of $10.00 per unit.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On each of May 11, 2020, August 12, 2020, and November 10, 2020, the Company issued an unsecured promissory note in an amount of $460,000 to the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until February 16, 2021. On each of February 5, May 11, August 11, 2021, the Company issued an unsecured promissory note, in an amount of $594,467, to the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until November 16, 2021. On each of November 10, 2021 and February 7, 2022, the Company issued an unsecured promissory note in an amount of $546,991, to the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until May 16, 2022. As of March 31, 2022 and December 31, 2021, the note payable balance of $4,257,382 and $3,710,390, respectively.

On May 3, 2022, the Company’s shareholders approved the proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination two times for three additional months each time from May 16, 2022 to November 16, 2022. On May 9, 2022, the Company issued an unsecured promissory note in an amount of $504,431 to the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until August 16, 2022. (see Note 9). All these Notes are non-interest bearing and are payable upon the closing of a business combination. In addition, the Notes may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit.

Related Party Advances

In the event the sponsor pays for any expense or liability on behalf of the Company, then such payments would be accounted for as loan to the Company by the sponsor. The sponsor, AGBA Holding Limited, has paid the expenses incurred by the Company an aggregate of $1,157,787 on a non-interest bearing basis as of March 31, 2022.

As of March 31, 2022 and December 31, 2021, the Company owed a balance of $1,157,787 and $952,761 to AGBA Holding Limited, respectively.

NOTE 6 – SHAREHOLDERS’ DEFICIT

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

In October 2018, the Company’s Chief Executive Officer,, subscribed for an aggregate of 1,000 of ordinary shares for an aggregate purchase price of $1, or approximately $0.001 per share.

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

On May 16, 2019, the Company sold 4,600,000 units at a price of $10.00 per Public Unit in the Public Offering.

As of March 31, 2022 and December 31, 2021, 1,375,000 ordinary shares issued and outstanding excluding 3,646,607 shares were subject to possible redemption.

Subsequently, on April 29, 2022, 283,736 shares were redeemed by certain shareholders at a price of approximately $11.24 per share, in an aggregate principal amount of $3,189,193.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”), including the reclassification out of AOCI.

Available -for-sale securities
Balance as of January 1, 2022	$-
Other comprehensive income before reclassifications	-
Amounts reclassified from AOCI into interest income	-
Balance as of March 31, 2022	$-

Available -for-sale securities
Balance as of January 1, 2021	$10,173
Other comprehensive income before reclassifications	482
Amounts reclassified from AOCI into interest income	(10,655)
Balance as of March 31, 2021	$-

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

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 7 – ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at March 31, 2022 and December 31, 2021, 3,646,607 and 3,646,607 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

On May 16, 2019, the Company sold 4,600,000 units at a price of $10.00 per Public Unit in the Public Offering.

On February 8, 2021, 636,890 shares were redeemed by certain shareholders at a price of approximately $10.49 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of $6,680,520.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On November 10, 2021, 316,503 shares were redeemed by certain shareholders at a price of approximately $10.94 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of $3,462,565.

	For the Three Months Ended March 31, 2022	For the Year Ended December 31, 2021
Total ordinary shares issued	5,975,000	5,975,000
Share issued classified as equity	(1,375,000)	(1,375,000)
Share redemption	(953,393)	(953,393)
Ordinary shares, subject to possible redemption	3,646,607	3,646,607

On April 29, 2022, 283,736 shares were redeemed by certain shareholders at a price of approximately $11.24 per share, in an aggregate principal amount of $3,189,193.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2022	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$40,989,461	$40,989,461	$-	$-

Liabilities:
Warrant liabilities	$520,000	$520,000	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$40,441,469	$40,441,469	$-	$-

Liabilities:
Warrant liabilities	$490,000	$-	$-	$490,000

*	included in cash and investments held in Trust Account on the Company’s unaudited condensed consolidated balance sheets.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The private warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the unaudited condensed consolidated balance sheets.

The Company established the initial fair value for the private warrants on May 16, 2019, the date of the Company’s IPO, using a Black-Scholes model. The Company allocated the proceeds received from the sale of Private Units, first to the private warrants based on their fair values as determined at initial measurement, with the remaining proceeds recorded as ordinary shares subject to possible redemption, and ordinary shares based on their relative fair values recorded at the initial measurement date. The warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	March 31, 2022	December 31, 2021	May 16, 2019 (Initial measurement)
Input
Share price	$11.16	$11.02	$10.00
Risk-free interest rate	2.43%	1.21%	2.18%
Volatility	49%	47%	55%
Exercise price	$11.50	$11.50	$11.50
Warrant life	5 years	5 years	5 years

As of March 31, 2022 and December 31, 2021, the aggregate value of the private warrants was $0.52 and $0.49 million, respectively. The change in fair value for the three months ended March 31, 2022 was approximately $30,000. The change in fair value for the three months ended March 31, 2021 was approximately $10,000.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management has evaluated the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s future financial position, results of its operations and/or search for a target company, there has been a significant impact as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the future outcome of this uncertainty.

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

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Unit Purchase Option

The Company sold to Maxim for $100, an option to purchase 276,000 units exercisable, at $11.50 per unit commencing at any time between the first and fifth anniversary of the effective date of the registration statement relating to our initial public offering. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on May 13, 2024. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Public Offering resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of the unit purchase option is approximately $747,960, or $2.71 per Unit, using the Black-Scholes option-pricing model. The fair value of the unit purchase option to be granted to the underwriters is estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 2.18% and (3) expected life of four years between first and fifth anniversary dates of the effective date. The option and the units, as well as the ordinary shares and warrants to purchase ordinary shares that may be issued upon exercise of the option, have been deemed compensation by The Financial Industry Regulatory Authority (“FINRA”) and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part or the commencement of sales in the Public Offering pursuant to Rule 5110(g)(1) of FINRA’s rules, during which time the option may not be sold, transferred, assigned, pledged or hypothecated, or be subject of any hedging, short sale, derivative or put or call transaction that would result in the economic disposition of the securities. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated prior to May 13, 2020 except to any underwriters and selected dealer participating in the offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement of which forms a part with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. We will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2022, up through May 16, 2022, the date the Company issued the unaudited condensed consolidated financial statements.

On April 29, 2022, 283,736 shares were redeemed by certain shareholders at a price of approximately $11.24 per share, in an aggregate principal amount of $3,189,193.

On May 9, 2022, the Company issued unsecured promissory note in the aggregate principal amount of $504,431 to AGBA Holding Limited in exchange for AGBA Holding Limited depositing such amount into the Company’s Trust Account in order to extend the amount of available time to complete a business combination until August 16, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to AGBA Acquisition Limited. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to AGBA Holding Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On each of May 11, August 13 and November 10, 2020, we issued a $460,000 unsecured promissory note to the Sponsor, pursuant to which such amount was deposited into our Trust Account in order to extend the amount of time we had available to complete a business combination from May 16, 2020 to February 16, 2021. On each of February 10, May 11 and August 11, 2021, the Company issued an unsecured promissory note, in an amount of $594,467, to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until November 16, 2021. On each of November 10, 2021 and February 7, 2022, the Company issued an unsecured promissory note in an amount of $546,991, to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until May 16, 2022. Each of these promissory notes is non-interest bearing and is payable upon the closing of a business combination. In addition, each of the promissory notes may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit.

We held our annual meeting of shareholders on May 3, 2022 (the “2022 Annual Meeting”). During the 2022 Annual Meeting, shareholders approved, among other things, (i) the Fourth Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate a business combination two times for three additional months each time from May 16, 2022 to November 16, 2022; (ii) an amendment to the Company’s investment management trust agreement, dated May 14, 2019, as amended, by and between the Company and Continental Stock Transfer & Trust Company to extend the time to complete a business combination to November 16, 2022; and (iii) elected all of the five nominees for directors to serve until the next annual meeting of shareholders approved. On May 9, 2022, we issued an unsecured promissory note, in an amount of $504,431 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until August 16, 2022.

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

On November 3, 2021, the Company entered into the business combination Agreement, which provides for a business combination between AGBA and TAG and certain of TAG’s wholly owned subsidiaries – OPH, Fintech, B2B, B2BSub, and HKSub. OPH through its wholly-owned subsidiaries, is engaged in business-to-business (or B2B) services, while Fintech through its wholly-owned subsidiaries, is engaged in the financial technology or fintech business. B2BSub is a wholly-owned subsidiary of B2B, and HKSub is a wholly owned subsidiary of B2BSub. In the business combination agreement, as amended, B2B, B2BSub, HKSub, OPH, Fintech, together with their respective subsidiaries are referred to as the “Group Parties”. Pursuant to the business combination agreement, as amended, OPH will first become a subsidiary of B2B through a merger with HKSub, with OPH as the surviving entity (the “OPH Merger”). Subsequently, (i) AMSI will merge with and into B2B; and AMSII will merge with and into Fintech (together with (i), the “Acquisition Merger”). In consideration of the Acquisition Merger, AGBA will issue 55,500,000 ordinary shares with a deemed price per share US$10.00 (“Aggregate Stock Consideration”) to TAG, in its capacity as sole shareholder of B2B and Fintech.

At the closing of the Acquisition Merger, AGBA shall issue the full amount of the Aggregate Stock Consideration, less three percent (3%) of the Aggregate Stock Consideration (the “Holdback Shares”), to TAG, in its capacity as sole shareholder of B2B and Fintech, subject to compliance with applicable law. Subject to the provisions of the business combination Agreement, AGBA will release the Holdback Shares at the end of six (6) months following the closing of the Acquisition Merger, which may be extended for an additional three-month period (the “Survival Period”), provided that the AGBA will be entitled to retain some or all of the Holdback Shares to satisfy certain indemnification claims during the Survival Period. Post-closing, TAG intends to further distribute the Aggregate Stock Consideration to certain beneficial shareholders of TAG, subject to legal and regulatory requirements.

Results of Operations

Our entire activity from inception up to May 16, 2019 was in preparation for the initial public offering. Since the initial public offering, our activity has been limited to the evaluation of business combination candidates and engaging in activities in connection with the proposed business combination transaction with TAG, and we will not be generating any operating revenues until the closing and completion of our business combination.

For the three months ended March 31, 2022, we had a net loss of $351,736, which was comprised of interest and dividend income and general and administrative expenses, as well as a loss from the change in fair value of warrant liabilities.

For the three months ended March 31, 2021, we had a net loss of $131,804, which was comprised of general and administrative expenses and a loss from change in fair value of warrant liabilities.

Liquidity and Capital Resources

As of March 31, 2022, we had cash of $33,356 outside our Trust Account available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to the business combination.

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

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares, advances from our Sponsor in an aggregate amount of $1,157,787 outstanding as of March 31, 2022, and the remaining net proceeds from our initial public offering and private placement.

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

We intend to use the funds held outside the Trust Account primarily for activities relating to consummating the proposed business combination with TAG.

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

We may need to seek additional capital through loans or additional investments from members of our management team, but such members of our management team are not under any obligation to advance funds to, or invest in, us. In the event that the business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a business combination is not consummated by August 16, 2022. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of the unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any significant accounting policies.

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

Net Income (Loss) Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible conversion. Diluted loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Ordinary shares subject to possible conversion at March 31, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of rights that convert into 276,000 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the conversion of the rights into ordinary is contingent upon the occurrence of future events.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 22, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, our disclosure controls and procedures were not effective.

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

Our internal control over financial reporting did not result in the proper classification of our warrants. Since their issuance on May 16, 2019, our warrants have been accounted for as derivative liabilities within our consolidated balance sheet. We evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s ordinary shares. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s ordinary shares if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. As a result, the Public Warrants shall be classified as equity. After discussion and evaluation with our independent auditors, we have concluded that our Public Warrants should be presented as component of equity.

In addition, the Company concluded it should restate its financial statements to classify all ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company restated its previously filed financial statements to classify all ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its IPO and in accordance with ASC 480. The change in the carrying value of redeemable shares of ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

As a result, management identified these material weaknesses in our internal control over financial reporting related to the accounting for warrants and ordinary shares subject to possible redemption.

To remediate these material weaknesses, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering.

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

The Company performed additional analysis and procedures with respect to accounts impacted by the material weakness in order to conclude that its unaudited condensed consolidated financial statements in this Form 10-Q as of and for the fiscal quarter ended March 31, 2022, are fairly presented, in all material respects, in accordance with GAAP.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As smaller reporting company we are not required to make disclosures under this Item.

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

AGBA ACQUISITION LIMITED

Date: May 16, 2022		/s/ Gordon Lee
	Name:	Gordon Lee
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022		/s/ Vera Tan
	Name:	Vera Tan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)