Form 10-Q
period 2022-06-30
AGBA Acquisition Ltd
filed 2022-08-15
CIK 1769624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, there were 4,737,871 shares of   the Company’s ordinary shares, par value $0.001 per share, issued and outstanding.

AGBA ACQUISITION LIMITED

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AGBA ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$85,619	$164,863
Total current assets	85,619	164,863
Cash and investments held in trust account	38,315,391	40,441,469

TOTAL ASSETS	$38,401,010	$40,606,332

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$5,868	$16,733
Note payable – related party	4,761,812	3,710,390
Amount due to related party	1,419,337	952,761
Total current liabilities	6,187,017	4,679,884
Warrant liabilities	550,000	490,000
Deferred underwriting compensation	1,840,000	1,840,000

TOTAL LIABILITIES	8,577,017	7,009,884

Commitments and contingencies
Ordinary shares, subject to possible redemption: 3,362,871 and 3,646,607 shares (at redemption value of $11.39 and $11.09 per share)	38,315,391	40,441,469

Shareholders’ deficit:
Ordinary shares, $0.001 par value; 100,000,000 shares authorized; 1,375,000 shares issued and outstanding (excluding 3,362,871 and 3,646,607 shares subject to possible redemption)	1,375	1,375
Accumulated deficit	(8,492,773)	(6,846,396)

Total shareholders’ deficit	(8,491,398)	(6,845,021)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$38,401,010	$40,606,332

See accompanying notes to unaudited condensed consolidated financial statements.

AGBA ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

General and administrative expenses	$(212,219)	$(125,521)	$(534,958)	$(258,564)

Total operating expenses	(212,219)	(125,521)	(534,958)	(258,564)

Other income (expense)
Change in fair value of warrant liabilities	(30,000)	(50,000)	(60,000)	(60,000)
Dividend income	10,869	1,066	11,869	1,629
Interest income	-	14	3	10,690
Total other expense, net	(19,131)	(48,920)	(48,128)	(47,681)

Loss before income taxes	(231,350)	(174,441)	(583,086)	(306,245)

Income taxes	-	-	-	-

NET LOSS	(231,350)	(174,441)	(583,086)	(306,245)

Other comprehensive loss:
Change in unrealized gain on available for sale securities	-	-	-	(10,173)

COMRPEHENSIVE LOSS	$(231,350)	$(174,441)	$(583,086)	$(316,418)

Basic and diluted weighted average shares outstanding, ordinary share subject to possible redemption	3,453,292	3,963,110	3,549,950	4,103,086
Basic and diluted net income (loss) per share, ordinary share subject to possible redemption	$(0.01)	$0.01	$(0.03)	$0.15

Basic and diluted weighted average shares outstanding, ordinary share attributable to AGBA Acquisition Limited	1,375,000	1,375,000	1,375,000	1,375,000
Basic and diluted net loss per share, ordinary share attributable to AGBA Acquisition Limited	$(0.15)	$(0.14)	$(0.33)	$(0.08)

See accompanying notes to unaudited condensed consolidated financial statements.

AGBA ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Ordinary shares			Total
	No. of shares	Amount	Accumulated deficit	shareholders’ deficit

Balance as of January 1, 2022	1,375,000	$1,375	$(6,846,396)	$(6,845,021)

Accretion of carrying value to redemption value			(547,992)	(547,992)
Net loss for the period	-	-	(351,736)	(351,736)

Balance as of March 31, 2022	1,375,000	$1,375	$(7,746,124)	$(7,744,749)

Accretion of carrying value to redemption value	-	-	(515,299)	(515,299)
Net loss for the period			(231,350)	(231,350)

Balance as of June 30, 2022	1,375,000	$1,375	$(8,492,773)	$(8,491,398)

			Accumulated
	Ordinary shares		other		Total
	No. of shares	Amount	comprehensive income	Accumulated deficit	shareholders’ deficit

Balance as of January 1, 2021 (Restated)	1,375,000	$1,375	$10,173	$(1,492,525)	$(1,480,977)

Accretion of carrying value to redemption value	-	-	-	(2,845,420)	(2,845,420)
Unrealized holding gain on available-for-sales securities	-	-	482	-	482
Realized holding loss on available-for-sale securities	-	-	(10,655)	-	(10,655)
Net loss for the period	-	-	-	(131,804)	(131,804)

Balance as of March 31, 2021	1,375,000	$1,375	$-	$(4,469,749)	$(4,468,374)

Accretion of carrying value to redemption value	-	-		(595,533)	(595,533)
Net loss for the period	-	-		(174,441)	(174,441)

Balance as of June 30, 2021	1,375,000	$1,375	$-	$(5,239,723)	$(5,238,348)

See accompanying notes to unaudited condensed consolidated financial statements.

AGBA ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Six months ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(583,086)	$(306,245)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	60,000	60,000
Interest income dividend income earned in cash and investments held in trust account	(11,869)	(12,319)

Change in operating assets and liabilities:
Decrease in prepayments	-	31,695
Decrease in accrued liabilities	(10,865)	(9,072)

Cash used in operating activities	(545,820)	(235,941)

Cash flows from financing activities
Advance from a related party	466,576	67,590

Net cash provided by financing activities	466,576	67,590

NET CHANGE IN CASH	(79,244)	(168,351)

Cash, beginning of period	164,863	672,443

Cash, end of period	$85,619	$504,092

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Unrealized loss in Trust Account	$-	$(10,173)
Accretion of carrying value to redemption value	$(1,063,291)	$(3,440,953)
Proceeds of promissory notes deposited in Trust Account by a founder shareholder	$1,051,442	$1,188,933
Cash payout to shareholders directly released from trust account due to share redemption	$(3,189,369)	$(6,680,520)

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

All activities through June 30, 2022 relate to the Company’s formation, completion of its initial public offering which occurred on May 16, 2019 and negotiation and consummation of the proposed business combination with TAG Holdings Limited (“TAG.”) The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which proceeds are held in trust.

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

The Company’s amended and restated memorandum and articles of association contains provisions designed to provide certain rights and protections to its ordinary shareholders prior to the consummation of the initial business combination. These provisions cannot be amended without the approval of 65% (or 50% if approved in connection with the initial business combination) of the Company’s outstanding ordinary shares attending and voting on such amendment. Since inception, the Company has sought to amend provisions of the amended and restated memorandum and articles of association relating to shareholders’ rights three times (at the February 5, 2021, November 2, 2021 and May 3, 2022 shareholders’ meeting). Each time, the Company provided dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote on any proposed amendments to the amended and restated memorandum and articles of association.

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

Liquidation and going concern

The Company initially had 12 months from the consummation of this offering to consummate the initial business combination. If the Company does not complete a business combination within 12 months from the consummation of the Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a business combination ten times (for a total of up to 42 months from the consummation of the Public Offering to complete a business combination). As of the date of this report, the Company has extended ten times by an additional three months each time (for a total of up to 39 months from the consummation of the Public Offering to complete a business combination), and so it now has until November 16, 2022 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $0.15 per public share, on or prior to the date of the applicable deadline. The insider, AGBA Holding Limited, has received non-interest bearing, unsecured promissory notes equal to the amount of any such deposits (i.e., $460,000 for each of the first three extensions since May 2020, $594,467 for each of the next three extensions, $546,991 for each of next two extensions, and $504,431 for each of two extensions in May 2022 and August 2022) that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the Private Units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial business combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. If the Company is unable to consummate the Company’s initial business combination by November 16, 2022, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a business combination is not consummated by November 16, 2022. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the unaudited condensed consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 14, 2022.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2022 and December 31, 2021.

●	Cash and investments held in trust account

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account are held in cash and US Treasury securities.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 3,362,871 and 3,646,607 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of June 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$38,315,391	$38,315,391	$-	$-

Liabilities:
Warrant liabilities	$550,000	$-	$-	$550,000

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$40,441,469	$40,441,469	$-	$-

Liabilities:
Warrant liabilities	$490,000	$-	$-	$490,000

*	included in cash in the cash and investments held in trust account on the Company’s unaudited condensed consolidated balance sheets.

●	Concentration of credit risk

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share”. In order to determine the net loss attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed loss allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed loss is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed loss ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of June 30, 2022, the Company has not considered the effect of the warrants sold in the IPO to purchase an aggregate of 2,412,500 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net loss per share presented in the statements of operations is based on the following:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2022	June 30, 2021

Net loss	$(583,086)	$(306,245)
Accretion of carrying value to redemption value	(1,063,291)	(3,440,953)
Net loss including accretion of carrying value to redemption value	$(1,646,377)	$(3,747,198)

	For the Three Months Ended	For the Three Months Ended
	June 30, 2022	June 30, 2021

Net loss	$(231,350)	$(174,441)
Accretion of carrying value to redemption value	(515,299)	(595,533)
Net loss including accretion of carrying value to redemption value	$(746,649)	$(769,974)

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the six months ended June 30, 2022		For the six months ended June 30, 2021
	Redeemable ordinary shares	Non- Redeemable ordinary shares	Redeemable ordinary shares	Non- Redeemable ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(1,186,724)	$(459,653)	$(2,806,651)	$(940,547)
Accretion of carrying value to redemption value	1,063,291	-	3,440,953	-
Allocation of net (loss) income	$(123,433)	$(459,653)	$634,302	$(940,547)
Denominators:
Weighted-average shares outstanding	3,549,950	1,375,000	4,103,086	1,375,000
Basic and diluted net (loss) income per share	$(0.03)	$(0.33)	$0.15	$(0.08)

	For the three months ended June 30, 2022		For the three months ended June 30, 2021
	Redeemable ordinary shares	Non- Redeemable ordinary shares	Redeemable ordinary shares	Non- Redeemable ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(534,018)	$(212,631)	$(571,643)	$(198,331)
Accretion of carrying value to redemption value	515,299	-	595,533	-
Allocation of net (loss) income	$(18,719)	$(212,631)	$23,890	$(198,331)
Denominators:
Weighted-average shares outstanding	3,453,292	1,375,000	3,963,110	1,375,000
Basic and diluted net (loss) income per share	$(0.01)	$(0.15)	$0.01	$(0.14)

●	Related parties

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

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 3 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of June 30, 2022, investment securities in the Company’s Trust Account consisted of $38,315,391 in United States Treasury Bills and $0 in cash. As of December 31, 2021, investment securities in the Company’s Trust Account consisted of $40,441,469 in United States Treasury Bills and $0 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying June 30, 2022 and December 31, 2021 consolidated balance sheets. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on June 30, 2022 and December 31, 2021 is as follows:

	Carrying Value as of June 30, 2022 (Unaudited)	Gross Unrealized Holding Gain	Fair Value as of June 30, 2022 (Unaudited)

Available-for-sale marketable securities
U.S. Treasury Securities	$38,315,391	$-	$38,315,391

	Carrying Value as of December 31, 2021 (Audited)	Gross Unrealized Holding Gain	Fair Value as of December 31, 2021 (Audited)

Available-for-sale marketable securities:
U.S. Treasury Securities	$40,441,469	$-	$40,441,469

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

Related Party Extensions Loan

The Company initially had 12 months from the consummation of this offering to consummate the initial business combination. However, as of the date of this report, the Company has extended the period of time to consummate a business combination nine times by an additional three months each time (for a total of up to 39 months from the consummation of the Public Offering to complete a business combination). Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate its initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $0.15 per public share, on or prior to the date of the applicable deadline. The insiders have received non-interest bearing, unsecured promissory notes equal to the amount of any such deposits (i.e., $460,000 for each of the first three extensions since May 2020, $594,467 for each of the next three extensions, $546,991 for each of next two extensions, and $504,431 for each of the recent extension in May 2022 and August 2022). Such notes would either be paid upon consummation of its initial business combination, or, at the lender’s discretion, converted upon consummation of its business combination into additional Private Units at a price of $10.00 per unit.

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On each of May 11, 2020, August 12, 2020, and November 10, 2020, the Company issued an unsecured promissory note in an amount of $460,000 to the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until February 16, 2021. On each of February 5, May 11, August 11, 2021, the Company issued an unsecured promissory note, in an amount of $594,467, to the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until November 16, 2021. On each of November 10, 2021 and February 7, 2022, the Company issued an unsecured promissory note in an amount of $546,991, to the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until May 16, 2022. On each of May 9, 2022, and August 9, 2022, the Company issued an unsecured promissory note in an amount of $540,331, to the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until November 16, 2022. As of June 30, 2022 and December 31, 2021, the note payable balance of $4,761,812 and $3,710,390, respectively.

On May 3, 2022, the Company’s shareholders approved the proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination two times for three additional months each time from May 16, 2022 to November 16, 2022. On May 9, 2022, the Company issued an unsecured promissory note in an amount of $504,431 to the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until August 16, 2022. On August 9, 2022, the Company issued an unsecured promissory note in an amount of $504,431 to the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until November 16, 2022. All these Notes are non-interest bearing and are payable upon the closing of a business combination. In addition, the Notes may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit.

Related Party Advances

In the event the sponsor pays for any expense or liability on behalf of the Company, then such payments would be accounted for as loan to the Company by the sponsor. The sponsor, AGBA Holding Limited, has paid the expenses incurred by the Company an aggregate of $1,419,337 on a non-interest bearing basis as of June 30, 2022.

As of June 30, 2022 and December 31, 2021, the Company owed a balance of $1,419,337 and $952,761 to AGBA Holding Limited, respectively.

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

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On May 16, 2019, the Company sold 4,600,000 units at a price of $10.00 per Public Unit in the Public Offering.

As of June 30, 2022 and December 31, 2021, 1,375,000 ordinary shares issued and outstanding excluding 3,362,871 shares were subject to possible redemption.

Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”), including the reclassification out of AOCI.

Available-for-sale securities
Balance as of January 1, 2022	$-
Other comprehensive income before reclassifications	-
Amounts reclassified from AOCI into interest income	-
Balance as of June 30, 2022	$-

Available-for-sale securities
Balance as of January 1, 2021	$10,173
Other comprehensive income before reclassifications	482
Amounts reclassified from AOCI into interest income	(10,655)
Balance as of June 30, 2021	$-

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

The Company may redeem the outstanding warrants (including any outstanding warrants issued upon exercise of the unit purchase option issued to Maxim Group LLC, in whole and not in part, at a price of $0.01 per warrant:

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

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 7 – ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at June 30, 2022 and December 31, 2021, 3,362,871 and 3,646,607 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

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

On April 29, 2022, 283,736 shares were redeemed by certain shareholders at a price of approximately $11.24 per share, in an aggregate principal amount of $3,189,369.

	For the Six Months Ended June 30, 2022	For the Year Ended December 31, 2021
Total ordinary shares issued	5,975,000	5,975,000
Share issued classified as equity	(1,375,000)	(1,375,000)
Share redemption	(1,237,129)	(953,393)
Ordinary shares, subject to possible redemption	3,362,871	3,646,607

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

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2022	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$38,315,391	$38,315,391	$-	$-

Liabilities:
Warrant liabilities	$550,000	$550,000	-	-

	December 31, 2021	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Audited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$40,441,469	$40,441,469	$-	$-

Liabilities:
Warrant liabilities	$490,000	$-	$-	$490,000

*	included in cash and investments held in trust account on the Company’s balance sheet.

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

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	June 30, 2022	December 31, 2021	May 16, 2019 (Initial measurement)
Input
Share price	$11.36	$11.02	$10.00
Risk-free interest rate	3.00%	1.21%	2.18%
Volatility	51%	47%	55%
Exercise price	$11.50	$11.50	$11.50
Warrant life	5 years	5 years	5 years

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of June 30, 2022 and December 31, 2021, the aggregate value of the private warrants was $0.55 and $0.49 million, respectively. The change in fair value for the six months ended June 30, 2022 was approximately $60,000. The change in fair value for the six months ended June 30, 2021 was approximately $60,000.

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

Registration Rights

The holders of our insider shares issued and outstanding on the date of this prospectus, as well as the holders of the Private Units (and all underlying securities) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, are be entitled to registration rights pursuant to a registration rights agreement entered into concurrently without initial public offering. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements

Underwriting Agreement

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

AGBA ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Unit Purchase Option

The Company sold to Maxim for $100, an option to purchase 276,000 units exercisable, at $11.50 per unit commencing at any time between the first and fifth anniversary of the effective date of the registration statement relating to our initial public offering. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on May 13, 2024. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Public Offering resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of the unit purchase option is approximately $747,960, or $2.71 per Unit, using the Black-Scholes option-pricing model. The fair value of the unit purchase option to be granted to the underwriters is estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 2.18% and (3) expected life of four years between first and fifth anniversary dates of the effective date. The option and the units, as well as the ordinary shares and warrants to purchase ordinary shares that may be issued upon exercise of the option, have been deemed compensation by The Financial Industry Regulatory Authority (“FINRA”) and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part or the commencement of sales in the Public Offering pursuant to Rule 5110(g)(1) of FINRA’s rules, during which time the option may not be sold, transferred, assigned, pledged or hypothecated, or be subject of any hedging, short sale, derivative or put or call transaction that would result in the economic disposition of the securities. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated prior to May 13, 2020, except to any underwriters and selected dealer participating in the offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement of which forms a part with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. We will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2022, up through August 15, 2022, the date the Company issued the unaudited condensed consolidated financial statements.

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

We held our annual meeting of shareholders on May 3, 2022 (the “2022 Annual Meeting”). During the 2022 Annual Meeting, shareholders approved, among other things, (i) the Fourth Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate a business combination two times for three additional months each time from May 16, 2022 to November 16, 2022; (ii) an amendment to the Company’s investment management trust agreement, dated May 14, 2019, as amended, by and between the Company and Continental Stock Transfer & Trust Company to extend the time to complete a business combination to November 16, 2022; and (iii) elected all of the five nominees for directors to serve until the next annual meeting of shareholders approved. On each of May 9, 2022, and August 9, 2022, we issued an unsecured promissory note, in an amount of $504,431 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until November 16, 2022.

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

For the three months ended June 30, 2022, we had a net loss of $231,350, which was comprised of dividend income and general and administrative expenses, as well as a loss from the change in fair value of warrant liabilities.

For the three months ended June 30, 2021, we had a net loss of $174,441, which was comprised of general and administrative expenses and a loss from change in fair value of warrant liabilities.

For the six months ended June 30, 2022, we had a net loss of $583,086, which was comprised of interest and dividend income and general and administrative expenses, as well as a loss from the change in fair value of warrant liabilities.

For the six months ended June 30, 2021, we had a net loss of $306,245, which was comprised of general and administrative expenses and a loss from change in fair value of warrant liabilities.

Liquidity and Capital Resources

As of June 30, 2022, we had cash of $85,619 outside our Trust Account available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to the business combination.

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

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares, note payable of $4,761,812 and advances from our Sponsor in an aggregate amount of $1,419,337 outstanding as of June 30, 2022, and the remaining net proceeds from our initial public offering and private placement.

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

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a business combination is not consummated by November 16, 2022. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible conversion. Diluted loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Ordinary shares subject to possible conversion at June 30, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of rights that convert into 276,000 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the conversion of the rights into ordinary is contingent upon the occurrence of future events.

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

The Company performed additional analysis and procedures with respect to accounts impacted by the material weakness in order to conclude that its unaudited condensed consolidated financial statements in this Form 10-Q as of and for the fiscal quarter ended June 30, 2022, are fairly presented, in all material respects, in accordance with GAAP.

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

On each of May 11, 2020, August 12, 2020, and November 10, 2020, we issued an unsecured promissory note in an amount of $460,000 to the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until February 16, 2021. On each of February 5, May 11, August 11, 2021, we issued an unsecured promissory note, in an amount of $594,467, to the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until November 16, 2021. On each of November 10, 2021 and February 7, 2022, we issued an unsecured promissory note in an amount of $546,991, to the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until May 16, 2022. On each of May 9, 2022, and August 9, 2022, we issued an unsecured promissory note in an amount of $504,431 to the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until November 16, 2022. All these notes (the “Notes”) are non-interest bearing and are payable upon the closing of a business combination. In addition, the Notes may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit.

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

AGBA ACQUISITION LIMITED

Date: August 15, 2022		/s/ Gordon Lee
	Name:	Gordon Lee
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022		/s/ Vera Tan
	Name:	Vera Tan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)