Form 10-Q
period 2022-09-30
AGBA Group Holding Ltd.
filed 2022-11-17
CIK 1769624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 001-38909

AGBA GROUP HOLDING LIMITED
(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

AGBA Tower 68 Johnston Road Wan Chai, Hong Kong SAR	N/A
(Address of Principal Executive Offices)	(Zip Code)

+852 3601 8000
(Registrant’s telephone number, including area code)

AGBA ACQUISITION LIMITED Room 1108, 11th Floor, Block B New Mandarin Plaza, 14 Science Museum Road Tsimshatsui East, Kowloon, Hong Kong
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares	AGBA	NASDAQ Capital Market
Warrants	AGBAW	NASDAQ Capital Market

As of November 14, 2022, there were 1,398,642 ordinary shares, par value $0.001 per share, issued and outstanding.

AGBA GROUP HOLDING LIMITED

(FORMERLY KNOWN AS AGBA ACQUISITION LIMITED)

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AGBA GROUP HOLDING LIMITED

(FORMERLY KNOWN AS AGBA ACQUISITION LIMITED)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
		(Audited)
ASSETS
Current assets:
Cash	$96,914	$164,863
Prepayment	1,866	-
Total current assets	98,780	164,863
Cash and investments held in trust account	38,928,442	40,441,469

TOTAL ASSETS	$39,027,222	$40,606,332

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$8,798	$16,733
Note payable	5,266,243	3,710,390
Amount due to related party	1,645,353	952,761
Total current liabilities	6,920,394	4,679,884

Warrant liabilities	13,500	490,000
Deferred underwriting compensation	1,840,000	1,840,000
Total non-current liabilities	1,853,500	2,330,000

TOTAL LIABILITIES	8,773,894	7,009,884

Commitments and contingencies
Ordinary shares, subject to possible redemption: 3,362,871 and 3,646,607 shares (at redemption value)	38,928,442	40,441,469

Shareholders’ deficit:
Ordinary shares, $0.001 par value; 100,000,000 shares authorized; 1,375,000 shares issued and outstanding (excluding 3,362,871 and 3,646,607 shares subject to possible redemption)	1,375	1,375
Accumulated deficit	(8,676,489)	(6,846,396)

Total shareholders’ deficit	(8,675,114)	(6,845,021)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$39,027,222	$40,606,332

See accompanying notes to unaudited condensed consolidated financial statements.

AGBA GROUP HOLDING LIMITED

(FORMERLY KNOWN AS AGBA ACQUISITION LIMITED)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

General and administrative expenses	$(215,788)	$(180,831)	$(750,746)	$(439,395)

Total operating expenses	(215,788)	(180,831)	(750,746)	(439,395)

Other income (expense):
Change in fair value of warrant liabilities	536,500	(30,000)	476,500	(90,000)
Dividend income	108,620	1,078	120,489	2,707
Interest income	3	10	6	10,700
Total other expense, net	645,123	(28,912)	596,995	(76,593)

Income (loss) before income taxes	429,335	(209,743)	(153,751)	(515,988)

Income taxes	-	-	-	-

NET INCOME (LOSS)	429,335	(209,743)	(153,751)	(515,988)

Other comprehensive loss:
Change in unrealized gain on available-for-sale securities	-	-	-	-

COMPREHENSIVE INCOME (LOSS)	$429,335	$(209,743)	$(153,751)	$(515,988)

Basic and diluted weighted average shares outstanding, ordinary share subject to possible redemption	3,362,871	3,963,110	3,487,135	4,056,087
Basic and diluted net income (loss) per share, ordinary share subject to possible redemption	$0.14	$(0.04)	$0.10	$(0.08)

Basic and diluted weighted average shares outstanding, ordinary share attributable to AGBA Acquisition Limited	1,375,000	1,375,000	1,375,000	1,375,000
Basic and diluted net loss per share, ordinary share attributable to AGBA Acquisition Limited	$(0.04)	$(0.04)	$(0.38)	$(0.15)

See accompanying notes to unaudited condensed consolidated financial statements.

AGBA GROUP HOLDING LIMITED

(FORMERLY KNOWN AS AGBA ACQUISITION LIMITED)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary shares			Total
	No. of shares	Amount	Accumulated deficit	shareholders’ deficit

Balance as of January 1, 2022	1,375,000	$1,375	$(6,846,396)	$(6,845,021)

Accretion of carrying value to redemption value			(547,992)	(547,992)
Net loss for the period	-	-	(351,736)	(351,736)

Balance as of March 31, 2022	1,375,000	$1,375	$(7,746,124)	$(7,744,749)

Accretion of carrying value to redemption value	-	-	(515,299)	(515,299)
Net loss for the period	-	-	(231,350)	(231,350)

Balance as of June 30, 2022	1,375,000	$1,375	(8,492,773)	(8,491,398)

Accretion of carrying value to redemption value	-	-	(613,051)	(613,051)
Net loss for the period	-	-	429,335	429,335

Balance as of September 30, 2022	1,375,000	$1,375	$(8,676,489)	$(8,675,114)

	Ordinary shares		Accumulated other		Total
	No. of shares	Amount	comprehensive income	Accumulated deficit	shareholders’ deficit

Balance as of January 1, 2021 (Restated)	1,375,000	$1,375	$10,173	$(1,492,525)	$(1,480,977)

Accretion of carrying value to redemption value	-	-	-	(2,845,420)	(2,845,420)
Unrealized holding gain on available-for-sales securities	-	-	482	-	482
Realized holding loss on available-for-sale securities	-	-	(10,655)	-	(10,655)
Net loss for the period	-	-	-	(131,804)	(131,804)

Balance as of March 31, 2021	1,375,000	$1,375	$-	$(4,469,749)	$(4,468,374)

Accretion of carrying value to redemption value	-	-		(595,533)	(595,533)
Net loss for the period	-	-		(174,441)	(174,441)

Balance as of June 30, 2021	1,375,000	$1,375	$-	$(5,239,723)	$(5,238,348)

Accretion of carrying value to redemption value	-	-	-	(595,544)	(595,544)
Net loss for the period	-	-	-	(209,743)	(209,743)

Balance as of September 30, 2021	1,375,000	$1,375	$-	$(6,045,010)	$(6,043,635)

See accompanying notes to unaudited condensed consolidated financial statements.

AGBA GROUP HOLDING LIMITED

(FORMERLY KNOWN AS AGBA ACQUISITION LIMITED)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(153,751)	$(515,988)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	(476,500)	90,000
Interest income dividend income earned in cash and investments held in trust account	(120,495)	(13,407)

Change in operating assets and liabilities:
(Increase) decrease in prepayments	(1,866)	31,695
Decrease in accrued liabilities	(7,935)	(21,119)
Cash used in operating activities	(760,547)	(428,819)

Cash flows from financing activities
Advance from a related party	692,598	112,451
Net cash provided by financing activities	692,598	112,451

NET CHANGE IN CASH	(67,949)	(316,368)

Cash, beginning of period	164,863	672,443

Cash, end of period	$96,914	$356,075

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Unrealized loss in Trust Account	$-	$(10,173)
Accretion of carrying value to redemption value	$(1,676,342)	$(4,036,497)
Proceeds of promissory notes deposited in Trust Account by a founder shareholder	$1,555,853	$1,783,400
Cash payout to shareholders directly released from trust account due to share redemption	$(3,189,369)	$(6,680,520)

See accompanying notes to unaudited condensed consolidated financial statements.

AGBA GROUP HOLDING LIMITED

(FORMERLY KNOWN AS AGBA ACQUISITION LIMITED)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

AGBA Group Holding Limited (formerly known as AGBA Acquisition Limited) (“AGBA” and the “Company”) is a newly organized blank check company incorporated on October 8, 2018, under the laws of the British Virgin Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (an “initial business combination”). Although the Company is not limited to a particular geographic region, the Company intends to focus on operating businesses in the healthcare, education, entertainment and financial services sectors that have their principal operations in China.

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

All activities through September 30, 2022 relate to the Company’s formation, completion of its initial public offering which occurred on May 16, 2019 and negotiation and consummation of the proposed business combination with TAG Holdings Limited (“TAG.”) The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which proceeds are held in trust.

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

The business combination agreement, as amended, provides that, among other things, (i) the Outside Closing Date (as defined in the business combination agreement) of the proposed transactions contemplated by the business combination agreement shall be extended to December 31, 2022   from October 31, 2022, and (ii) each party shall use its reasonable best efforts to finalize all Additional Agreements (as defined in the business combination agreement) and other ancillary documents contemplated by the business combination agreement no later than December 31, 2022.

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

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these unaudited condensed consolidated financial statements if a business combination is not consummated by November 16, 2022. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the unaudited condensed consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 14, 2022.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2022 and December 31, 2021.

●	Cash and investments held in trust account

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account are held in cash and US Treasury securities.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at and September 30, 2022 and December 31, 2021, 3,362,871 and 3,646,607 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of September 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$38,928,442	$38,928,442	$-	$-

Liabilities:
Warrant liabilities	$13,500	$-	$-	$13,500

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$40,441,469	$40,441,469	$-	$-

Liabilities:
Warrant liabilities	$490,000	$-	$-	$490,000

*	included in cash in the cash and investments held in trust account on the Company’s unaudited condensed consolidated balance sheets.

●	Concentration of credit risk

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share”. In order to determine the net loss attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed loss allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed loss is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed loss ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of September 30, 2022, the Company has not considered the effect of the warrants sold in the IPO to purchase an aggregate of 2,412,500 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net loss per share presented in the statements of operations is based on the following:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2022	September 30, 2021

Net loss	$(153,751)	$(515,988)
Accretion of carrying value to redemption value	(1,676,342)	(4,036,497)
Net loss including accretion of carrying value to redemption value	$(1,830,093)	$(4,552,485)

	For the Three Months Ended	For the Three Months Ended
	September 30, 2022	September 30, 2021

Net income (loss)	$429,335	$(209,743)
Accretion of carrying value to redemption value	(613,051)	(595,544)
Net loss including accretion of carrying value to redemption value	$(183,716)	$(805,287)

	For the nine months ended September 30, 2022		For the nine months ended September 30, 2021
	Redeemable ordinary shares	Non- Redeemable ordinary shares	Redeemable ordinary shares	Non- Redeemable ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(1,312,547)	$(517,546)	$(3,399,922)	$(1,152,563)
Accretion of carrying value to redemption value	1,676,342	-	4,036,497	-
Allocation of net income (loss)	$363,795	$(517,546)	$636,575	$(1,152,563)
Denominators:
Weighted-average shares outstanding	3,487,135	1,375,000	4,056,087	1,375,000
Basic and diluted net loss per share	$0.10	$(0.38)	$0.16	$(0.84)

	For the three months ended September 30, 2022		For the three months ended September 30, 2021
	Redeemable ordinary shares	Non- Redeemable ordinary shares	Redeemable ordinary shares	Non- Redeemable ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(130,399)	$(53,317)	$(597,860)	$(207,427)
Accretion of carrying value to redemption value	613,051	-	595,544	-
Allocation of net income (loss)	$482,652	$(53,317)	$(2,316)	$(207,427)
Denominators:
Weighted-average shares outstanding	3,362,871	1,375,000	3,963,110	1,375,000
Basic and diluted net income (loss) per share	$0.14	$(0.04)	$(0.00)	$(0.15)

●	Related parties

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

NOTE 3 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of September 30, 2022, investment securities in the Company’s Trust Account consisted of $38,928,442 in United States Treasury Bills and $0 in cash. As of December 31, 2021, investment securities in the Company’s Trust Account consisted of $40,441,469 in United States Treasury Bills and $0 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying September 30, 2022 and December 31, 2021 consolidated balance sheets. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on September 30, 2022 and December 31, 2021 is as follows:

	Carrying Value as of September 30, 2022 (Unaudited)	Gross Unrealized Holding Gain	Fair Value as of September 30, 2022 (Unaudited)

Available-for-sale marketable securities
U.S. Treasury Securities	$38,928,442	$-	$38,928,442

	Carrying Value as of December 31, 2021 (Audited)	Gross Unrealized Holding Gain	Fair Value as of December 31, 2021 (Audited)

Available-for-sale marketable securities:
U.S. Treasury Securities	$40,441,469	$-	$40,441,469

NOTE 4 — PUBLIC OFFERING

On May 16, 2019, the Company sold 4,600,000 units at a price of $10.00 per Public Unit in the Public Offering. Each Public Unit consists of one ordinary share of the Company, $0.001 par value per share (the “Public Shares”), one redeemable warrant (the” Public Warrants”) and one right (the “Public Rights”). Each Public Warrant entitles the holder to purchase one-half (1/2) of one ordinary share at an exercise price of $11.50 per whole share (see Note 6). Each Public Right entitles the holder to receive one-tenth (1/10) of an ordinary share upon consummation of an initial business combination. In addition, the Company has granted Maxim Group LLC, the underwriter of the Public Offering, a 45-day option to purchase up to 225,000 Public Units solely to cover over-allotments, if any.

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

The Company paid an upfront underwriting discount of $1,150,000 (2.5%) of the per unit offering price to the underwriter at the closing of the Public Offering, with an additional fee of $1,840,000 (the “Deferred Discount”) of 4.0% of the gross offering proceeds payable upon the Company’s completion of the business combination. The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its business combination. In the event that the Company does not close the business combination, the underwriter has waived its right to receive the Deferred Discount. The underwriter is not entitled to any interest accrued on the Deferred Discount.

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

On each of May 11, 2020, August 12, 2020, and November 10, 2020, the Company issued an unsecured promissory note in an amount of $460,000 to the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until February 16, 2021. On each of February 5, May 11, August 11, 2021, the Company issued an unsecured promissory note, in an amount of $594,467, to the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until November 16, 2021. On each of November 10, 2021 and February 7, 2022, the Company issued an unsecured promissory note in an amount of $546,991, to the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until May 16, 2022. On each of May 9, 2022, and August 9, 2022, the Company issued an unsecured promissory note in an amount of $540,331, to the sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until November 16, 2022. As of September 30, 2022 and December 31, 2021, the note payable balance of $5,266,243 and $3,710,390, respectively. Upon the completion of business combination, these promissory notes were fully converted.

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

Related Party Advances

In the event the sponsor pays for any expense or liability on behalf of the Company, then such payments would be accounted for as loan to the Company by the sponsor. The sponsor, AGBA Holding Limited, has paid the expenses incurred by the Company an aggregate of $1,645,353 on a non-interest bearing basis as of September 30, 2022.

As of September 30, 2022 and December 31, 2021, the Company owed a balance of $1,645,353 and $952,761 to AGBA Holding Limited, respectively.

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

As of September 30, 2022 and December 31, 2021, 1,375,000 ordinary shares issued and outstanding excluding 3,362,871 and 3,646,607 shares were subject to possible redemption, respectively.

Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”), including the reclassification out of AOCI.

Available- for-sale securities
Balance as of January 1, 2022	$-
Other comprehensive income before reclassifications	-
Amounts reclassified from AOCI into interest income	-
Balance as of September 30, 2022	$-

Available- for-sale securities
Balance as of January 1, 2021	$10,173
Other comprehensive income before reclassifications	482
Amounts reclassified from AOCI into interest income	(10,655)
Balance as of September 30, 2021	$-

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

NOTE 7 – ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at September 30, 2022 and December 31, 2021, 3,362,871 and 3,646,607 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

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

	For the Nine Months Ended September 30, 2022	For the Year Ended December 31, 2021
Total ordinary shares issued	5,975,000	5,975,000
Share issued classified as equity	(1,375,000)	(1,375,000)
Share redemption	(1,237,129)	(953,393)
Ordinary shares, subject to possible redemption	3,362,871	3,646,607

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2022	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$38,928,442	$38,928,442	$—	$—

Liabilities:
Warrant liabilities	$13,500	$—	$—	$13,500

	December 31, 2021	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Audited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$40,441,469	$40,441,469	$-	$-

Liabilities:
Warrant liabilities	$490,000	$-	$-	$490,000

*	included in cash and investments held in trust account on the Company’s balance sheet.

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

The key inputs into the binomial model and Black-Scholes model were as follows at their measurement dates:

	September 30, 2022	December 31, 2021	May 16, 2019 (Initial measurement)
Input
Share price	$11.44	$11.02	$10.00
Risk-free interest rate	0.30%	1.21%	2.18%
Volatility	0.20%	47%	55%
Exercise price	$11.50	$11.50	$11.50
Warrant life	5 years	5 years	5 years

As of September 30, 2022 and December 31, 2021, the aggregate value of the private warrants was $0.013 and $0.49 million, respectively. The change in fair value for the nine months ended September 30, 2022 was approximately $477,000. The change in fair value for the nine months ended September 30, 2021 was approximately $90,000.

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

NOTE 9 – RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Unaudited Condensed Consolidated Statement of Changes In Shareholders’ Deficit for period ended September 30, 2022, to reclassify the Capital contribution from extension deposit to the trust account.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after September 30, 2022, up through the date the Company issued the unaudited condensed consolidated financial statements.

On November 10, 2022, the Company convened its extraordinary general meeting (the “Special Meeting”) to approve the business combination with TAG and certain of TAG’s wholly owned subsidiaries. An aggregate of 3,339,229 Ordinary Shares were redeemed in connection with the Special Meeting. The final redemption price is $11.617 per share redeemed.

On November 14, 2022, the Company completed its business combination with TAG Holding Limited (“TAG”). Through an acquisition merger, the Company has become the 100% owner of the issued and outstanding securities of each of TAG International Limited and TAG Asia Capital Holdings Limited, each formerly wholly-owned subsidiaries of TAG. The post-combination company has been renamed, “AGBA Group Holding Limited” and its ordinary shares and warrants are expected to begin trading on the Nasdaq Capital Market (“Nasdaq”) on November 15, 2022 under the ticker symbols “AGBA” and “AGBAW” respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to AGBA Group Holding Limited (formerly known as AGBA Acquisition Limited). References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to AGBA Holding Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

Prior to our business combination, we were a blank check company incorporated in the British Virgin Islands on October 8, 2018 and formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities.

Prior to our business combination, we had no revenue, had losses since inception from incurring formation costs and have no operations other than the active solicitation of a target business with which to complete a business combination. We relied upon the sale of our securities and loans from our officers and directors to fund our operations.

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

On each of May 11, August 13 and November 10, 2020, we issued a $460,000 unsecured promissory note to the Sponsor, pursuant to which such amount was deposited into our Trust Account in order to extend the amount of time we had available to complete a business combination from May 16, 2020 to February 16, 2021. On each of February 10, May 11 and August 11, 2021, the Company issued an unsecured promissory note, in an amount of $594,467, to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until November 16, 2021. On each of November 10, 2021 and February 7, 2022, the Company issued an unsecured promissory note in an amount of $546,991, to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until May 16, 2022. Each of these promissory notes is non-interest bearing and is payable upon the closing of a business combination. In addition, each of the promissory notes may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit. Upon the completion of business combination, these promissory notes were fully converted.

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

On November 14, 2022, the Company completed its business combination with TAG Holding Limited (“TAG”). Through an acquisition merger, the Company has become the 100% owner of the issued and outstanding securities of each of TAG International Limited and TAG Asia Capital Holdings Limited, each formerly wholly-owned subsidiaries of TAG. The post-combination company has been renamed, “AGBA Group Holding Limited” and its ordinary shares and warrants are expected to begin trading on the Nasdaq Capital Market (“Nasdaq”) on November 15, 2022 under the ticker symbols “AGBA” and “AGBAW” respectively.

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

For the three months ended September 30, 2022, we had a net income of $429,335, which was comprised of dividend income and general and administrative expenses, as well as a gain from the change in fair value of warrant liabilities.

For the three months ended September 30, 2021, we had a net loss of $209,743, which was comprised of general and administrative expenses and a loss from change in fair value of warrant liabilities.

For the nine months ended September 30, 2022, we had a net loss of 153,751, which was comprised of interest and dividend income and general and administrative expenses, as well as a gain from the change in fair value of warrant liabilities.

For the nine months ended September 30, 2021, we had a net loss of $515,988, which was comprised of general and administrative expenses and a loss from change in fair value of warrant liabilities.

Liquidity and Capital Resources

As of September 30, 2022, we had cash of $96,914 outside our Trust Account available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to the business combination.

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

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares, note payable of $5,266,243 and advances from our Sponsor in an aggregate amount of $1,645,353 outstanding as of September 30, 2022, and the remaining net proceeds from our initial public offering and private placement.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible conversion. Diluted loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none are outstanding), as calculated using the treasury stock method. Ordinary shares subject to possible conversion at September 30, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of rights that convert into 276,000 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the conversion of the rights into ordinary is contingent upon the occurrence of future events.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds of the IPO held in the Trust Account may be invested in U.S. government treasury bills, notes, or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

The Company performed additional analysis and procedures with respect to accounts impacted by the material weakness in order to conclude that its unaudited condensed consolidated financial statements in this Form 10-Q as of and for the fiscal quarter ended September 30, 2022, are fairly presented, in all material respects, in accordance with GAAP.

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

AGBA GROUP HOLDING LIMITED

Date: November 16, 2022	By:	/s/ Ng Wing Fai
	Name:	Ng Wing Fai
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2022	By:	/s/ Shu Pei Huang, Desmond
	Name:	Shu Pei Huang, Desmond
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)