Form 10-K
period 2022-12-31
AGBA Group Holding Ltd.
filed 2023-04-03
CIK 1769624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number:  001-38909

AGBA GROUP HOLDING LIMITED

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

AGBA Tower 68 Johnston Road Wan Chai, Hong Kong SAR	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  +852 3601 8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary Shares, $0.001 par value	AGBA	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one-half of one Ordinary Share for $11.50 per full share	AGBAW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At April 3, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares of the registrant held by non-affiliates of the registrant was $49,032,759.

The number of shares of the ordinary shares of the registrant outstanding as of March 10, 2023 was 59,576,985.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AGBA GROUP HOLDING LIMITED

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

i

FREQUENTLY USED TERMS

Unless otherwise stated in this Annual Report on Form 10-K or unless the context requires otherwise, references in this annual report to:

●	“AAL” means AGBA Acquisition Limited, our predecessor company prior to the consummation of the Business Combination;

●	“AGBA,” “we,” “us,” “our,” “our company”, “the Company”, “the Group” and any similar term means AGBA Group Holding Limited;

●	“Business Combination Agreement” means that certain Business Combination Agreement dated November 3, 2021 by and among AAL, B2B, B2BSub, HKSub, OPH, Fintech, and TAG, TAG International Limited, TAG Asia Capital Holdings Limited, and their collective subsidiaries, as amended on November 18, 2021, January 4, 2022, May 4, 2022, and October 21, 2022, and as may be further amended, supplemented or otherwise modified from time to time, and its schedules and exhibits thereto;

●	“Business Day” means any day (except any Saturday, Sunday, or public holiday) on which banks in New York City, New York are open for business;

●	“BVI” means the British Virgin Islands;

●	“BVI Companies Law” means the BVI Business Companies Act, 2004 (as amended from time to time);

●	“China,” “mainland China,” or the “PRC” means the People’s Republic of China;

●	“Convoy Global” means Convoy Global Holdings Limited, TAG’s ultimate parent company;

●	“COVID-19” means the novel coronavirus, SARS-CoV-2;

●	“Exchange Act” means the Securities Exchange Act of 1934, as amended;

●	“Greater Bay Area” or “GBA” means the geographic region comprising Macau, Guangzhou, Shenzhen, and the surrounding area;

●	“Hong Kong” means the Hong Kong Special Administrative Region of the People’s Republic of China;

●	“Hong Kong Dollars” or “HK$” means the lawful currency of Hong Kong;

●	“IPO” means the initial public offering of AAL, completed on May 16, 2019;

●	“Legacy Group” means Convoy Global and its subsidiaries and affiliates;

●	“Nasdaq” means the Nasdaq Capital Market;

●	“ordinary shares” or “AGBA Shares” means the ordinary shares of AGBA, US$0.001 par value per share;

●	“PCAOB” means the Public Company Accounting Oversight Board of the United States;

●	“OPH” means OnePlatform Holdings Limited;

●	“SEC” or “Securities and Exchange Commission” means the Securities and Exchange Commission of the United States;

●	“Securities Act” means the Securities Act of 1933, as amended;

●	“Sponsor” means AGBA Holding Limited;

●	“TAG” means TAG Holdings Limited;

●	“Transfer Agent” or “Continental” means Continental Stock Transfer & Trust Company;

●	“U.S. Dollars,” “USD,” and “US$” means the legal currency of the United States; and

●	“U.S. GAAP” means the accounting principles generally accepted in the United States.

ii

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, including the information incorporated herein by reference, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements about the anticipated benefits of the Business Combination described herein, and the financial condition, results of operations, earnings outlook, and prospects of Company. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might”, “ongoing,” “outlook,” “plan,” “possible”, “potential,” “predict,” “project,” “should”, “strive”, “would”, “will,” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements are based on the current expectations of the management of the Company and its management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties, or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	the Company’s future capital requirements and sources and uses of cash;

●	the Company’s ability to obtain funding or raise capital for its operations and future growth, in particular to fund capital expenditures, acquisitions and other general corporate activities;

●	estimated future capital expenditures needed to preserve the Company’s capital base;

●	economic downturns and the possibility of rapid change in the industry in which the Company operates;

●	assumptions regarding interest rates and inflation;

●	product liability or regulatory lawsuits or proceedings relating to the Company’s products and services;

●	inability to secure or protect its intellectual property;

●	dispute or deterioration of the relationship with the Company’s major partners and collaborators;

●	the outcome of any legal proceedings that may be instituted against the Company following completion of the business combination and transactions contemplated thereby;

●	the ability to maintain the listing of its ordinary shares on the Nasdaq Capital Market (“Nasdaq”);

●	the risk that the Business Combination disrupts current plans and operations;

●	the ability to recognize the anticipated benefits of the business combination, which may be affected by, among other things, competition, and the ability of the Company to grow and manage growth profitably;

●	costs related to the business combination;

●	the possibility that COVID-19 may adversely affect the results of operations, financial position and cash flows after the business combination; and

●	other risks and uncertainties indicated in this report, including those set forth under Part I, Item 1A.“Risk Factors.”

Should one or more of these risks or uncertainties materialize or should any of the assumptions made by the management of the Company prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

All subsequent written and oral forward-looking statements concerning the business combination or other matters addressed in this Annual Report on Form 10-K and attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

iii

PART I

ITEM 1. BUSINESS

Overview

AGBA Group Holding Limited, together with its wholly-owned subsidiaries (the “Company”, “we”, “our”, “us” and “AGBA”) is a leading wealth management and healthcare institution based in Hong Kong servicing over 400,000 individual and corporate customers.

We currently operate in four market-leading businesses: our Platform Business, Distribution Business, Healthcare Business, and Fintech Business.

Since 2019, we have implemented a strategy to expand and upgrade our long-standing broker-dealer business into a platform business and a distribution business. Today, we offer unique product and service offerings:

- B2B: tech-enabled broker management platform for advisors (“Platform Business”); and

- B2C: market leading portfolio of wealth and health products (“Distribution Business”).

We also have a market leadership in our healthcare business through our 4% stake in and a strategic partnership with HCMPS. It is one of the most reputed healthcare brands in Hong Kong. It has four self-operated medical centres and a network of over 700 healthcare service providers.

Finally, we are an established operator and successful investor in the FinTech industry. We have carefully built out investment positions in FinTech, WealthTech and HealthTech businesses, applying lessons learned from our own distribution, platform and healthcare businesses.

History

On November 14, 2022, AGBA Acquisition Limited, or AAL, a British Virgin Islands’ corporation and a special purpose acquisition company, consummated a series of transactions contemplated by the Business Combination Agreement.

Upon the Closing of Business Combination : (i) AAL became, through an acquisition merger, the 100% owner of the issued and outstanding securities of each of TAG International Limited, TAG Asia Capital Holdings Limited, and their collective subsidiaries; (ii) the governing documents of AAL were amended and restated, becoming the Fifth Amended and Restated Memorandum and Articles of Association; (iii) the number of AAL’s authorized ordinary shares was increased from 100 million to 200 million, and (iv) AAL’s name changed from “AGBA Acquisition Limited” to “AGBA Group Holding Limited” which is our current name and which we also refer to, post-Business Combination, as “AGBA” or the “Group.”

Current Operation

We currently operate and comprise of four major businesses:

1.	Platform Business: we operate as a “financial supermarket” offering over 1,800 financial products to a large universe of retail and corporate customers.

2.	Distribution Business: our powerful financial advisor business is the largest in the market, it engages in the personal financial advisory business (including advising and sales of a full range of financial services products including long-term life insurance, savings and mortgages), with additional internal and external channels being developed and added.

3.	Healthcare Business: through our 4% stake in and a strategic partnership with HCMPS, operating as one of the largest healthcare management organizations in the Hong Kong and Macau region, with over 800 doctors in its network. Established in 1979, it is one of the most reputed healthcare brands in Hong Kong.

4.	Fintech Business: we have an ensemble of leading FinTech assets and businesses in Europe and Hong Kong. In addition to financial gains, we also derive substantial knowledge transfers from our investee companies, supporting our development and growth of new business models.

Platform Business

The Platform Business is a one-stop financial supermarket with a breadth of products and services, sourced from leading global product providers, that is unrivaled in Hong Kong.

We operate under the “OnePlatform” brand, offering a full-service platform to banks, other financial institutions, family offices, brokers, and individual independent financial advisors to advise and serve their retail clients. Our technology-enabled platform offers a wide range of financial products, covering life insurance, pensions, property-casualty insurance, stock brokerage, mutual funds, money lending and real estate agency.

Our OnePlatform brand covers 44 insurance providers selling 657 products, and 40 asset management fund houses with over 1,000 products.

Distribution Business

The Distribution Business currently operates as a licensed insurance broker and a registered Mandatory Provident Fund (MPF) intermediary in Hong Kong, providing financial planning and wealth management services to institutional and individual customers with its team of over 1,500 independent financial advisors. The Distribution Business is regulated by the Hong Kong Insurance Authority and the Mandatory Provident Fund Schemes Authority.

The Distribution Business’s main sources of income are sales commission and service fee income from its infrastructure support platform. It recognizes commission income from the insurance providers based on the sale of insurance products at predetermined insurance premium rates according to the types of products sold.

The financial advisors, organized under two brands of “AGBA focus” and “AGBA perform”, are the primary distribution channels for the Distribution Business. These channels are positioned to match individuals’ financial needs with an appropriate choice of insurance products. They target to bring additional revenue for the Distribution Business by serving as a “matching platform” between insurance companies and consumers. Marketing activities of the Distribution Business include sales campaigns and invitations to corporate events, at which new customers are mainly solicited through direct conversation or meetings between financial advisors and retail customers.

As of December 31, 2022, we currently work with 1,528 independent financial advisors.

Healthcare Business

We own a 4% minority shareholding in HCMPS Healthcare Holdings Limited (“HCMPS”), one of the leading healthcare management organizations in Hong Kong. The Company, through one of its subsidiaries, holds 4% stake in and a strategic partnership with HCMPS.

Founded in 1979 and currently operating under the Dr. Jones Fok & Associates Medical Scheme Management Limited (“JFA”) brand, JFA is one of the most reputed healthcare brands in Hong Kong. It has four self-operated medical centres and a network of over 700 healthcare service providers – providing healthcare schemes for more than 500 corporate clients with over 300,000 scheme members. JFA’s clients include blue chip companies from various industry and leading insurers. Apart from Hong Kong, JFA is the largest operator in Macau with around 70 clinics.

JFA has a long-standing track record of operating as a low-cost, high efficiency operation. It offers vast untapped opportunities for the Group, both in revenue growth and cross-selling.

FinTech Business

Fintech Investments

Fintech manages an ensemble of financial technology (fintech) investments and operates through its subsidiaries TAG Technologies Limited, AGBA Group Limited (formerly known as Tandem Money Hong Kong Limited), and Tandem Fintech Limited, a health and wealth management platform with a broad spectrum of services and value-added information in health, insurance, investments and social sharing.

The portfolio companies in which Fintech has invested remain growth stage businesses with modest revenues, and none has yet reached the operational breakeven point. Therefore, the business case for all these companies relies on transformations in scale, product offering, and/or geographic scope to drive future value creation. Fintech intends to maximize the strategic fit between these portfolio companies and the companies forming part of the OnePlatform brand to drive additional value capture.

Fintech’s management team has strived to establish the business as a leading name in the fintech investment sector.

Fintech’s business aims to create value on three fronts:

1.	Building long-term fintech franchises in Hong Kong using business models, operations, and technologies tested in more mature markets;

2.	Supporting and capturing synergies with OnePlatform and its other business segments; and

3.	Realizing	financial returns from its fintech investments.

Please see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of AGBA” for a summary of the current valuations of Fintech’s stakes in the fintech portfolio companies.

1) Tandem

Tandem Money Limited (“Tandem”) is a UK based “challenger” bank which focuses on lending growth with high risk-adjusted yields. It operates a “digital deposit” strategy to continue funding its growth, which is known as a “neobank” strategy. Founded in 2013, Tandem provides an app-based retail bank service for its customers. Through its app, customers can access retail banking services comprising deposits, mortgages, loans and credit cards. Tandem also leverages digital wealth management to cross-sell and offers value-added services such as cash management across bank accounts, savings, debt management, and financial planning.

Background to the Investment in Tandem

TAG Technologies Limited (“TAG Technologies”) first invested in 2018 with Tandem still positioned as a neobank focused on digital and analytics to generate user and deposit growth. The initial investment was by way of a subscription agreement with Tandem, pursuant to which TAG Technologies agreed to subscribe for and Tandem agreed to issue 11,259,740 ordinary B shares in Tandem for a consideration of £15 million. The consideration was determined by the parties after arm’s length negotiations taking into account (i) the unaudited consolidated net asset value of Tandem as at September 30, 2018, which was approximately £55.7 million, and (ii) the potential in the future business development of Tandem.

We believed that Tandem’s strategy in 2020 was predicated on a clear asset pivot to grow consumer loans in attractive categories such as home improvement and specialty mortgages. In April 2020, TAG Technologies entered into a further subscription agreement with Tandem, pursuant to which TAG Technologies agreed to subscribe for and Tandem agreed to issue 49,476,049 ordinary B shares in Tandem for a consideration of £10 million. The consideration was determined by the parties after arm’s length negotiations taking into account (i) the unaudited consolidated net asset value of Tandem as of October 31, 2019, which was approximately £44.9 million, and (ii) the potential in Tandem’s future business development.

In June and August 2021, TAG Technologies purchased an additional aggregate of 14,000,000 ordinary B shares of Tandem at the price of £0.15 per share, for cash consideration of approximately US$2.9 million (equivalent to approximately £2.1 million). We currently owns 4.92% equity interest in Tandem.

Share Purchase and Knowledge Transfer Agreement

In connection with the April 2020 investment, Tandem, AGBA Group Limited (“AGBA Group”) and TAG Technologies entered into a Share Purchase and Knowledge Transfer Agreement pursuant to which, among other things, TAG Technologies purchased the entire issued share capital of AGBA Group, and Tandem undertook to provide certain knowledge transfer services to TAG Technologies and its affiliates. Pursuant to the Share Purchase and Knowledge Transfer Agreement, Tandem also granted a license in certain Tandem proprietary software and other licensed materials to be made available to TAG Technologies and its affiliates during the “knowledge transfer period”, which ends on the earlier of the date six months after Tandem completes a migration of its systems to a new platform, and April 2, 2023. For as long as TAG Technologies is a shareholder of Tandem, each member of AGBA is granted a license to use the name “Tandem” and any registered logo or trademark used by Tandem for a period of five years.

Through this investment we gained access to certain of Tandem’s technology and digital platform assets and knowledge transfer. These assets provide significant costs savings for system developments such as data platforms and the core banking platform, driven by the ability to leverage Tandem’s assets and “test and learn” experience to accelerate development of the Fintech business.

Tandem’s Potential Growth

With the increasing use of online platforms in the financial sector, our management believed that Tandem, with its technology know-how in the consumer finance industry, has significant market potential to become a leading online retail bank for the mass market. The investment in Tandem is also part of our wider strategy to launch digital services in Hong Kong and elsewhere, and Tandem is expected to be a key technology partner.

2) CurrencyFair

CurrencyFair is an online peer-to-peer currency exchange marketplace. TAG Technologies first invested into CurrencyFair in 2018, through an investment of approximately €6,000,000 and the merger of the Group’s then existing payments business with CurrencyFair. Since then, CurrencyFair has continued to grow its consumer money transfer business focused on white-collar expat customers transferring money between selected European and Australian corridors. CurrencyFair is now a global money transfer member organization that has exchanged more than €10 billion, with offices located in Ireland, UK, Singapore, Hong Kong and Australia. We believe that CurrencyFair’s scaling plan relies on expanding its consumer-to-consumer (C2C) business to new US and Asia corridors, while acquiring small and medium enterprise (SME) customers directly and through an enterprise sales model handling primarily Chinese merchant payments for cross-border e-commerce marketplaces. Revenue growth depends on how successfully CurrencyFair scales transfer volumes in new C2C corridors and new SME businesses based on proposition development and customer acquisition execution.

We intend to work closely with CurrencyFair as it builds out its Asian franchise, and intends to offer CurrencyFair’s unique currency marketplace to our customers in Hong Kong as well as introducing enhanced Asian currency services to CurrencyFair’s international customers. We intend for CurrencyFair’s domain expertise, technology, and operational experience to be leveraged as part of a wider strategy to improve our services to assist customers to manage their finances.

In 2021, CurrencyFair merged with Australia-based Assembly Payments Limited, whose platform automates complex payment workflows. Following the merger, the business re-branded to “Zai”, with CurrencyFair as Zai’s consumer brand.

On March 18, 2022, we entered into a sale and purchase agreement with the shareholder to acquire 4,158,963 shares of CurrencyFair for a cash consideration of US$7.84 million. The transaction closed in April 2022, resulting in the ownership of 8.37% equity interest in CurrencyFair.

3) Goxip

Goxip is a fashion media platform based in Hong Kong with over one million high-end fashion shoppers. Its digital marketing arm matches key opinion leaders (KOLs) with marketers and brands for lead generation, launching and monetizing marketing campaigns. We currently own a 3.63% equity interest in Goxip.

4) HCMPS Healthcare Holdings Limited

HCMPS Healthcare Holdings Limited (“HCMPS”) is a healthcare management organization based in Hong Kong. Founded in 1979, it has over 800 network service branches providing healthcare schemes for more than 500 corporate clients with over 280,000 scheme members. HCMPS offers its patients a full range of medical services, including general services, specialist services, physiotherapy, Chinese medicine, dental, vaccination, X-ray, laboratories, and imaging services. we currently own a 4.00% equity interest in HCMPS.

5) Nutmeg

Fintech previously made an investment in Nutmeg, a United Kingdom-based online investment management company. In June 2021, JPMorgan Chase purchased 100% of the share capital of Nutmeg. Fintech was subject to a drag-along provision in the Articles of Association of Nutmeg, pursuant to which it was required to sell its shareholding to JPMorgan Chase. The transaction was closed in September 2021. Accordingly, Fintech no longer holds an investment in Nutmeg, with cash realized from the sale of the investment.

Competitive landscape

Competition in the markets in which we operate is intense. We compete for clients, customers, and personnel directly with other financial advisory firms, securities firms, and other businesses that offer financial services, such as banks and insurance companies.

Although our competitors may have greater brand recognition, larger customer bases or greater financial, technological or marketing resources, our management believes that our competitive advantages are its full suite of financial products covering insurance, investments and credit, coupled with a captive customer base and well-established infrastructures, including operational capabilities and technology. As a result, our management believes that it can respond more quickly and effectively to new or changing opportunities, technologies or customer requirements, and adapt to significant changes in regulatory and industry environments.

Currently, our principal methods to maintain the competitive advantage of its businesses are by (i) relying on its highly knowledgeable and professional personnel and its large distribution channel of independent financial advisors, (ii) leveraging extensive cross-selling opportunities across its business units, (iii) investing in its platforms and infrastructure to keep up to date with the latest technology, and (iv) exploring and implementing solutions on the cutting edge of financial technologies. Despite the high level of market competition and the rapidly changing industry dynamics, our management believes that the significant accumulated experience of its executive management as well as its understanding of market preferences and conditions will enable us to compete effectively.

We believe that platform business models facilitate global reach and economic efficiencies, and that leading global platform players build integrated capabilities outside their core business activities and across industry borders, to cross-sell their products and services and satisfy customers’ multiple product needs.

We have developed infrastructures in (1) product intelligence, (2) transaction operations and (3) technology support, which initially supported the Group’s independent financial advisors business. Leveraging on the know-how and existing resources of the Group, OnePlatform deployed and further developed this infrastructure at a low incremental cost to offer technology infrastructure solutions to a wider array of corporate customers in Hong Kong, thus aiming to drive revenue, cash flow and profits. In addition to these three core infrastructures, OnePlatform provides training and people development modules. OnePlatform also intends to offer regular market and regulatory updates to its clients and investors, such as targeted client seminars and investor education sessions.

OnePlatform primarily targets corporate clients and charges them service fees based on the scope of infrastructure support provided. OnePlatform intends to pilot a few support modules with business partners to build the business cases for future business expansion and marketing. The pricing model will be on pay-per-use basis, such as “platform as a service”.

Strategic Growth Plans of AGBA

Overall Market Opportunities in the Greater Bay Area

The Greater Bay Area comprises the major urban centers of Guangdong, Hong Kong, and Macau and is one of the world’s largest financial services markets, with an overall economy size of US$1.7 trillion. The GBA is an area of vast scale and wealth, with the following defining characteristics according to 2021 Hong Kong Trade Development Council research:

●	Largest GDP in China, comprising 11% of China’s total economy;

●	US$1.67 trillion economy, compared with US$1.99 trillion for Tokyo and US$1.81 trillion for New York;

●	Per capita GDP of US$22,300; and

●	Population of 86 million, compared with 44 million in Tokyo and 19 million in the New York Metropolitan Area.

●	Hong Kong is a major financial services hub, and according to the June 2021 Hong Kong Stock Exchange monthly market highlights, it has:

●	Over 1,300 mainland China listed enterprises, with a total market capitalization of more than US$5 trillion (80% of total market capitalization);

●	A global hub for RMB trading and business transactions, with over US$1 trillion per day in RMB financial settlements; and

●	Capital markets connectivity with RMB 52 billion in daily investment quotas.

According to the 2021 China Private Wealth Report published by China Merchants Bank, China’s individual investable assets reached RMB241 trillion (US$37 trillion) in 2020, a compound annual growth of 13% from 2018 to 2020 and was expected to reach RMB268 trillion (US$42 trillion) by 2021. Meanwhile, China’s high-net-worth population is estimated to reach 3 million by year end , with the scale of investable assets exceeding RMB90 trillion (US$37 trillion).

A structural change to China’s high-net-worth population has geared towards the younger generation, whose investment objectives are shifting from wealth preservation to wealth creation and asset diversification. According to the 2021 China Private Wealth Report, almost 50% of respondents considered Hong Kong as their offshore asset destination or entrepôt (a port destination where assets and goods are traded, imported, and exported).

Cross-Border Wealth Management Connect

On June 29, 2020, the People’s Bank of China, the Hong Kong Monetary Authority (HKMA) and the Monetary Authority of Macau jointly announced the introduction of the cross-boundary wealth management connect pilot scheme (Wealth Management Connect scheme) in the GBA, which will allow residents in the GBA to invest in wealth management products distributed by banks across the region. The scheme helps promote investment diversification and facilitate capital flow within the GBA, promote RMB internationalization and strengthen Hong Kong’s status as an offshore RMB hub.

According to the implementation rules of the Wealth Management Connect scheme published by The People’s Bank of China in September 2021, there will be an aggregate investment quota of RMB150 billion in each of the “northbound Connect” and “southbound Connect” schemes, with an individual investment quota up to RMB1 million. Recognized investment products under the “Northbound Scheme” include fixed income (primarily bonds and deposits) and equity wealth management products, along with public securities investment funds with low or medium risk rating. Complex investment products with high volatility or leverage are currently excluded. The scheme is expected to facilitate a total fund flow of RMB300 billion (US$47 billion) in the sale of investment products.

The Wealth Management Connect scheme officially launched in September 2021, and banks may start offering cross-boundary wealth management connect services upon completion of the relevant preparatory work, and subject to regulatory approval.

Future expansion plan to China

With the business opportunities brought by the Wealth Management Connect scheme introduced by The People’s Bank of China, and the upcoming Insurance Connect introduced by the China Insurance Regulatory Commission, China will be one of our focus areas with an increasing addressable market and opportunity set.

We intend to leverage the Group’s two decades of experience operating in China. We are particularly well-positioned to capture the emerging opportunities. Currently, we do not have any Chinese operating companies and we do not plan to use “variable interest entities,” or VIEs, in the future to conduct our operations. While we have no operations in China, it is and will continue to be part of our strategy to market and sell our products and services to Chinese customers located in mainland China from its Hong Kong based operating subsidiaries through partnerships or customer referrals.

After a 6-month project with a consulting firm to study our capability and competitive advantages, we identified four strategic enablers, including (1) partnership development; (2) establishing a lead management platform; (3) establishing a service center for our customers; and (4) digital marketing. Multiple collaboration models have been designed, with potential partners identified for implementation. We intend for these initiatives to drive business growth through customer acquisition and cross-selling combined with increased use of data analytics.

Strategic Enablers to Capture GBA Opportunities

China B2B Partnership for Customer Acquisition

We intend to upsell selected customers simple insurance products through our local insurance brokerage channel, by using free insurance protection products to attract customers, and then conducting customer behavioral analysis and product matching. Based on the analysis of social media interaction and digital marketing, we market our international and partnership offerings to customers who demonstrate interest and refer them to our network of financial advisors in Hong Kong for cross-selling of other financial products and investment portfolio recommendations. We intend to periodically review our referral mechanisms to ensure their continued effectiveness.

We are currently in active discussions to establish a strategic partnership with a top asset manager (the “Potential Partner”) in China to provide offshore insurance solutions to the Potential Partner’s over 20 million nation-wide customers. The Potential Partner serves both individual affluent and high-net-worth customers as well as institutions. Our management believes a strategic partnership with the Potential Partner has the potential to increase our AUM and competitiveness by expanding the types of local and overseas investment vehicles available to it and to further penetrate its existing customer database.

Service Centre for Customer and Partner Servicing

Leveraging our existing China local insurance brokerage licenses, sales teams and infrastructure, we intend to build a business platform to acquire mainland China customers through referrals and to establish new partnerships .

We intend to transform our existing shared service center to (i) provide post-sales services to mainland China customers who have purchased Hong Kong insurance products; and (ii) institutionalize our capabilities to form B2B partnerships in mainland China. We intend to build a lead management tool to recommend new and personalized insurance products to customers, which we intend to be a key priority for 2023 and beyond.

Creating an Ecosystem Empowered by Fintech

Hong Kong’s Fintech Landscape

In July 2018, the HKMA introduced the “Open API Framework” to facilitate the development and wider adoption of application programming interfaces or APIs by the banking sector. The Open API Framework functions include product information, customer acquisition, account information and transactions. The HKMA also launched the Faster Payment System in September 2018 to facilitate real-time payments and fund transfers between banks and stored value facility operators with the use of a recipient’s mobile number or email address as an account proxy. We believe that, with the on-going business integration with the GBA, Hong Kong is likely to see further liberalization in the financial services sector in the coming years, especially in relation to the use of financial technologies.

According to a survey conducted by McKinsey & Company titled “McKinsey & Company M&S COVID-19 China Consumer Pulse Survey 3/25-3/30/2020”, there has been a rapid increase in customers’ online engagement and penetration, which is likely to remain even after the COVID-19 pandemic. The pandemic (i) accelerated customer shift to online channels, (ii) enhanced business partnerships across online and offline channels, and (iii) illustrated the importance of establishing an “omni-channel” strategy. We believe that more people now look for digital ways to continue their normal lives, including through digital wealth management.

The Synergy to be Realized Leveraging on Existing Infrastructure and Partners

To provide a seamless customer journey, increase customers’ stickiness and deepen their share wallet, our future strategic focus intends to create an integrated digital ecosystem by leveraging existing infrastructure, customers and partners.

We intend to realize synergies across different business units by:

●	focusing on product portfolio enhancements, including endowment insurance and investment fund savings plans;

●	leveraging the flexibility offered by different financing options, including insurance premium financing, point-of-sale consumer credit, personal credit facility or mortgage financing; and

●	using our sales teams at our financial advisory business as a large distribution channel.

Our digital platform is one of its core customer acquisition engines which we intend to further equip with functionalities including a cash management tool for customers, and a transaction platform that encompasses insurance and investment products, retail consumption, medical appointments, content marketing and social sharing.

By targeting customers’ needs at various life stages, we intend to provide a one-stop service to customers while enhancing its cross-selling business opportunities. Further collaboration will also be sought in the future with its local partners and overseas fintech investments. Fintech will continue to invest in fintech developments to improve its capabilities and attract local and global business partners.

Our Corporate Information

We were originally incorporated on October 8, 2018 in the British Virgin Islands as a special purpose acquisition company under the former name of AGBA Acquisition Limited (“AAL”). In connection with the consummation of the Business Combination (as defined below), we changed our name from “AGBA Acquisition Limited” to “AGBA Group Holding Limited”. Our principal executive office is located at AGBA Tower, 68 Johnston Road, Wan Chai, Hong Kong.

Intellectual Property

We own domain names and trademarks. We are currently in the process of re-branding our business and as part of this exercise, AGBA is in the process of obtaining domain names and trademark registrations for its new brands, such as “TAG,” “OnePlatform,”, “AGBA Focus”, “AGBA Perform” and “AGBA Group,” among others. To protect its existing and potential, future intellectual property, we have entered into confidentiality and proprietary rights agreements with employees, consultants, contractors and business partners; employees and contractors are also subject to invention assignment provisions. As part of its contracting process with third parties, we use contract terms such as limited licenses, restrictions on use, and confidentiality, as additional measures to protect its intellectual property.

Facilities

Our headquarters in Hong Kong is located at AGBA Tower, 68 Johnston Road, Wan Chai, Hong Kong, which is situated in one of Hong Kong’s prime central business districts. The lease agreement for the building, between Viewbest Investments Limited (Viewbest), as landlord, and Legacy Group, was executed on June 14, 2019.

The term of the AGBA Tower lease is six years, with a tentative expiry date of February 28, 2026.

While we are not the party to the AGBA Tower lease agreement, we are currently occupying space in the building.

We also owned two office premises located at Kaiseng Commercial Centre, No 4 & 6, Hankow Road, Kowloon, Hong Kong and One Island South, No. 2 Heung Yip Road, Hong Kong for rental purpose.

Employees

As of December 31, 2022, we had 152 full-time and full-time equivalent employees. None of the employees are represented by a labor union, and we consider our employee relations to be good.

Website Access to Company’s Reports and Disclosure Information

Our internet website address is https://www.agba.com, to which we regularly post copies of our press releases as well as additional information about us. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed, will be available to you free of charge through the Investors section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

ITEM 1A. RISK FACTORS

Risk Factors Relating to AGBA’s Hong Kong Operations and Proximity to the PRC

The business, financial condition, results of operations, and prospects of AGBA may be materially and adversely affected if certain laws and regulations of the PRC become applicable to AGBA or its subsidiaries. AGBA may be subject to the risks and uncertainties associated with the evolving laws and regulations in the PRC, their interpretation and implementation, and the legal and regulatory system in the PRC more generally, including with respect to the enforcement of laws and the possibility of changes of rules and regulations with little or no advance notice.

We currently do not have operations in mainland China. Although we do service Chinese clients, all sales of financial products offered by us occur in Hong Kong. We do not sell any financial products in mainland China, and all of our customer data is maintained outside of mainland China. Accordingly, none of us are regulated by any regulatory authorities in mainland China. Pursuant to the Basic Law of the Hong Kong Special Administrative Region (the “Basic Law”), which is a national law of the PRC and the constitutional document for Hong Kong, national laws of the PRC shall not be applied in Hong Kong except for those listed in Annex III of the Basic Law and applied locally by promulgation or local legislation. The Basic Law expressly provides that the national laws of the PRC which may be listed in Annex III of the Basic Law shall be confined to those relating to defense and foreign affairs as well as other matters outside the autonomy of Hong Kong. While the National People’s Congress of the PRC has the power to amend the Basic Law, the Basic Law also expressly provides that no amendment to the Basic Law shall contravene the established basic policies of the PRC regarding Hong Kong. As a result, national laws of the PRC not listed in Annex III of the Basic Law do not apply to Hong Kong-based businesses.

However, the laws and regulations in the PRC are evolving, and their enactment timetable, interpretation, and implementation involve significant uncertainties. To the extent that any PRC laws and regulations become applicable to us, we may be subject to the risks and uncertainties associated with the evolving laws and regulations of the PRC, their interpretation and implementation, and the legal and regulatory system in the PRC more generally, including with respect to the enforcement of laws and the possibility of changes of rules and regulations with little or no advance notice. If certain PRC laws and regulations, including existing laws and regulations and those enacted or promulgated in the future, were to become applicable to companies such as AGBA or its subsidiaries in the future, the application of such laws and regulations may have a material adverse impact on the business, financial condition, results of operations, and prospects of AGBA and its ability to offer securities to investors, any of which may, in turn, cause the value of our securities to significantly decline or become worthless.

Relevant organs of the PRC government have made recent statements or recently taken regulatory actions related to data security, anti-monopoly, and overseas listings of mainland China businesses. For example, in addition to the PRC Data Security Law and the Measures for Cybersecurity Review issued by the Cyberspace Administration of China which became effective on February 15, 2022 (the “Measures”), relevant PRC government agencies have recently taken anti-trust enforcement action against certain mainland China-based businesses. Our management understands that such enforcement action was taken pursuant to the PRC Anti-Monopoly Law which applies to monopolistic activities in domestic economic activities in mainland China and monopolistic activities outside mainland China which eliminate or restrict market competition in mainland China. In addition, in July 2021, the PRC government provided new guidance on PRC-based companies raising capital outside of the PRC, including through arrangements called variable interest entities (“VIEs”). In light of such developments, the SEC has imposed enhanced disclosure requirements on China-based companies seeking to register securities with the SEC.

While we currently do not have any operations in mainland China, there is no guarantee that the recent statements or regulatory actions by the relevant organs of the PRC government, including statements relating to the PRC Data Security Law, the PRC Personal Information Protection Law, and VIEs as well as the anti-monopoly enforcement actions will continue not to apply to AGBA. Should such statements or regulatory actions apply to companies such as AGBA or its subsidiaries in the future, it could have a material adverse impact on the business, financial condition, results of operations, and prospects of AGBA, our ability to accept foreign investments, and our ability to offer or continue to offer securities to investors on a U.S. or other international securities exchange, any of which may, in turn, cause the value of our securities to significantly decline or become worthless. We cannot predict the extent of such impact if such events were to occur.

AGBA may also become subject to the laws and regulations of the PRC to the extent that we commence business and customer facing operations in mainland China as a result of any future partnership, acquisition, expansion, or organic growth.

The PRC government exerts substantial influence, discretion, oversight, and control over the manner in which companies incorporated under the laws of PRC must conduct their business activities. AGBA is a Hong Kong-based company with no operations in mainland China; however, there can be no guarantee that the PRC government will not seek to intervene or influence our operations at any time.

Because (i) we currently do not have operations in mainland China, (ii) all sales of financial products offered by us, including those to PRC citizens, occur in Hong Kong, and (iii) we do not sell any financial products in mainland China, the PRC government currently does not directly govern the manner in which we conduct its business activities outside of mainland China. However, the PRC legal system is evolving quickly, and PRC laws, regulations, and rules may change quickly with little advance notice, including with respect to Hong Kong-based businesses. As a result, there can be no assurance that we will not be subject to direct influence or discretion over its business from organs of the PRC government in the future, due to changes in laws or other unforeseeable reasons or due to our expansion or acquisition of operations in or involving mainland China.

The PRC government has exercised and continues to exercise substantial control over many sectors of the PRC economy, including through regulation and/or state ownership. PRC government actions have had, and may continue to have, a significant effect on economic conditions in the PRC and the businesses which are subject to them. If we became subject to the direct intervention or influence of the PRC government at any time due to changes in laws or other unforeseeable reasons or as a result of our development, expansion, or acquisition of operations in the PRC, we may be required to make material changes in its operations, which may result in increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply, or both. We cannot be assured that the PRC government will not, in the future, release regulations or policies regarding other industries, which, if applicable to us, may adversely affect our business, financial condition and results of operations.

In addition, the various segments of AGBA are regulated by a number of Hong Kong regulators, including, the Hong Kong Insurance Authority and the Mandatory Provident Fund Schemes Authority. PRC government influence or oversight over such Hong Kong regulators may have an indirect but material impact to us, including but not limited to with respect to capital requirements, its ability to operate certain businesses, its operations in certain jurisdictions (including the markets in which we may operate in the future) and/or the implementation of certain controls and procedures in relation to risk management or cybersecurity. Furthermore, the market prices and/or liquidity of the securities of we could be adversely affected as a result of anticipated negative impacts of any such government actions, as well as negative investor sentiment towards Hong Kong-based companies subject to direct PRC government oversight and regulation, regardless of actual operating performance. There can be no assurance or guarantee that the PRC government would not intervene in or influence our operations, directly or indirectly, at any time.

The securities of AGBA may be delisted or prohibited from being traded “over-the-counter” under the Holding Foreign Companies Accountable Act (as amended by the Accelerating Holding Foreign Companies Accountable Act) if the PCAOB were unable to fully inspect the company’s auditor.

The Holding Foreign Companies Accountable Act, or the HFCA Act, was enacted into U.S. law on December 18, 2020. The HFCA Act states that if the SEC determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the Public Company Accounting Oversight Board of the United States (the “PCAOB”) for three consecutive years beginning in 2021, the SEC shall prohibit its securities from being traded on a national securities exchange or in the over-the-counter trading market in the U.S. On December 16, 2021, the Public Company Accounting Oversight Board of the United States (the “PCAOB”) issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (i) China, and (ii) Hong Kong. Our management believes that this determination does not impact us, as the auditor of AGBA, WWC, P.C., (i) is headquartered in California, U.S.A., (ii) is an independent registered public accounting firm with the PCAOB, and (iii) has been inspected by the PCAOB on a regular basis. Nonetheless, there can be no assurance that future changes in laws or regulations will not impact AGBA, WWC, P.C., or any future auditor of AGBA. Accordingly, there can be no assurance that WWC, P.C. will be able to meet the requirements of the HFCA Act and that we will not suffer the resulting material and adverse impact on its stock performance, as a company listed in the United States.

On December 2, 2021, the SEC adopted final amendments implementing congressionally mandated submission and disclosure requirements of the HFCA Act. On December 23, 2022, the Accelerating Holding Foreign Companies Accountable Act (AHFCA Act) was enacted, which amended the HFCA Act by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. As a result, the time period before the Company’s securities may be prohibited from trading or delisted for the above reasons has been reduced accordingly.

Lack of access to PCAOB inspections prevents the PCAOB from fully evaluating audits and quality control procedures of the accounting firms headquartered in mainland China or Hong Kong. As a result, investors in companies using such auditors may be deprived of the benefits of such PCAOB inspections. On August 26, 2022, the China Securities Regulatory Commission, or CSRC, the Ministry of Finance of the PRC, and PCAOB signed a Statement of Protocol, or the Protocol, governing inspections and investigations of audit firms based in China and Hong Kong. Pursuant to the Protocol, the PCAOB has independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong in 2022, and the PCAOB Board vacated its previous determinations that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong. However, whether the PCAOB will continue to be able to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong is subject to uncertainty and depends on a number of factors out of our, and our auditor’s, control. The PCAOB is continuing to demand complete access in mainland China and Hong Kong moving forward and is already making plans to resume regular inspections in early 2023 and beyond, as well as to continue pursuing ongoing investigations and initiate new investigations as needed. The PCAOB has indicated that it will act immediately to consider the need to issue new determinations with the HFCA Act if needed.

WWC, P.C. is headquartered in California and has been inspected by the PCAOB on a regular basis. We believe, therefore, that WWC, P.C. is not subject to the determinations announced by the PCAOB on December 16, 2021 with respect to PRC and Hong Kong-based auditors. WWC, P.C. is not included in the list of determinations announced by the PCAOB on December 21, 2021 in their HFCA Act Determination Report under PCAOB Rule 6100. If notwithstanding this new framework, the PCAOB was unable to fully inspect WWC, P.C. (or any other auditor of the Company) in the future, or if PRC or American authorities further regulate auditing work of Chinese or Hong Kong companies listed on the U.S. stock exchanges in a manner that would restrict WWC, P.C. (or any future auditor of the Company) from performing work in Hong Kong, we may be required to change its auditor. Furthermore, there can be no assurance that the SEC, Nasdaq, or other regulatory authorities would not apply additional and more stringent criteria to AGBA in connection with audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The failure to comply with the requirement in the HFCA Act, as amended by the AHFCA Act, that the PCAOB be permitted to inspect the issuer’s public accounting firm within two years, would subject us to consequences including the delisting of AGBA in the future if the PCAOB is unable to inspect AGBA’s accounting firm (whether WWC, P.C. or another firm) at such future time.

Our former auditor, Friedman LLP (“Friedman”), the independent registered public accounting firm that issues the audit report included elsewhere in this annual report is subject to laws in the U.S., pursuant to which the PCAOB conducts regular inspections to assess their compliance with the applicable professional standards. Effective September 1, 2022, Friedman combined with Marcum LLP (“Marcum”) and continued to operate as an independent registered public accounting firm. Friedman and Marcum are both headquartered in Manhattan, New York, and have been inspected by the PCAOB on a regular basis, with the last inspections in 2020, and neither Friedman nor Marcum is subject to the determinations announced by the PCAOB on December 16, 2021.

Although not currently subject, AGBA may become subject to the PRC laws and regulations regarding offerings that are conducted overseas and/or foreign investment in China-based issuers, and any failure to comply with applicable laws and obligations could have a material and adverse effect on the business, financial condition, results of operations, and AGBA’s prospects of AGBA and may hinder AGBA’s ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

In recent years, the PRC government has initiated a series of regulatory actions and statements to regulate business operations in certain areas in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a VIE structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. On June 10, 2021, the Standing Committee of the National People’s Congress enacted the PRC Data Security Law, which took effect on September 1, 2021. The law requires data collection to be conducted in a legitimate and proper manner, and stipulates that, for the purpose of data protection, data processing activities must be conducted based on data classification and hierarchical protection system for data security.

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on illegal activities in the securities markets and promote the high-quality development of the capital markets, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws.

On August 20, 2021, the 30 meeting of the Standing Committee of the 13 National People’s Congress voted and passed the “Personal Information Protection Law of the People’s Republic of China”, or “PRC Personal Information Protection Law”, which became effective on November 1, 2021. The PRC Personal Information Protection Law applies to the processing of personal information of natural persons within the territory of China that is carried out outside of China where (1) such processing is for the purpose of providing products or services for natural persons within China, (2) such processing is to analyze or evaluate the behavior of natural persons within China, or (3) there are any other circumstances stipulated by related laws and administrative regulations.

On December 24, 2021, the China Securities Regulatory Commission (“CSRC”), together with other relevant government authorities in China issued the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), and the Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (“Draft Overseas Listing Regulations”). The Draft Overseas Listing Regulations requires that a PRC domestic enterprise seeking to issue and list its shares overseas (“Overseas Issuance and Listing”) shall complete the filing procedures of and submit the relevant information to CSRC. The Overseas Issuance and Listing includes direct and indirect issuance and listing. Where an enterprise whose principal business activities are conducted in PRC seeks to issue and list its shares in the name of an overseas enterprise (“Overseas Issuer”) on the basis of the equity, assets, income or other similar rights and interests of the relevant PRC domestic enterprise, such activities shall be deemed an indirect overseas issuance and listing (“Indirect Overseas Issuance and Listing”) under the Draft Overseas Listing Regulations.

On December 28, 2021, the Cyberspace Administration of China (“CAC”) jointly with the relevant authorities formally published Measures for Cybersecurity Review (2021) which took effect on February 15, 2022 and replaced the former Measures for Cybersecurity Review (2020) issued on July 10, 2021. Measures for Cybersecurity Review (2021) stipulates that operators of critical information infrastructure purchasing network products and services, and online platform operators (together with the operators of critical information infrastructure, the “CII Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, and that any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country.

We may collect and store certain data (including certain personal information) from their clients, who may be PRC individuals, in connection with their business and operations and for “Know Your Customers” purposes (to combat money laundering). Given that (1) AGBA and its subsidiaries are incorporated either in Hong Kong or the British Virgin Islands and are located in and conduct their operations in Hong Kong, (2) we have no subsidiaries, VIE structure, nor any operations in mainland China, and (3) pursuant to the Basic Law, the national laws of the PRC shall not be applied in Hong Kong except for those listed in Annex III of the Basic Law (which is confined to laws relating to defense and foreign affairs, as well as other matters outside the autonomy of Hong Kong), our management does not currently expect the Measures for Cybersecurity Review (2021), the PRC Personal Information Protection Law, or the Draft Overseas Listing Regulations to impact our operations. As of date of this annual report, we have conducted all sales activities in Hong Kong and in the aggregate have collected and stored personal information of less than one million users in the PRC, all of the data collected is stored in servers located in Hong Kong, and none of us or our subsidiaries have been informed by any PRC governmental authority of any requirement that it file for a cybersecurity review or a CSRC review. Accordingly, our management does not currently expect that the laws and regulations in the PRC on data security, data protection or cybersecurity apply to us or that the oversight of the CAC will be extended to our operations in Hong Kong, because (i) AGBA is not a “CII Operator” or a “Network Platform Operator” as defined under the relevant PRC cyberspace laws; (ii) AGBA does not harm PRC national security, public interests, or the legitimate rights and interests of citizens or organizations of the PRC; (iii) AGBA is not subject to PRC government cyberspace scrutiny; and (iv) AGBA is compliant with PRC cyberspace laws that have been issued up to the date of this annual report.

However, since these statements and regulatory actions are new, it is highly uncertain how soon the legislative or administrative regulation making bodies will act, what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and whether any of these will apply to us, if at all. There can be no assurance that we will be able to comply in all respects with any PRC regulatory requirements that may become applicable to it in the future. For example, our current practice of collecting and processing personal information may be ordered to be rectified or terminated by regulatory authorities. In the event of a failure to comply with any applicable regulations, we may become subject to the consequences of such non-compliance, including fines and other penalties, which, in turn, may have a material adverse effect on the business, operations, financial condition, and prospects of AGBA and may hinder the ability of AGBA to offer or continue to offer securities to investors. Such an impact could, in turn, cause the value of such securities to significantly decline or be worthless.

Governments in the jurisdictions AGBA operates or intends to operate may restrict or control to varying degrees the ability of foreign investors to invest in businesses located or operating in such jurisdictions.

Because we are incorporated in the British Virgin Islands, shareholders may be deemed to be foreign investors in Hong Kong and therefore be subject to restrictions or controls in Hong Kong on the ability of foreign investors to invest in business located or operating in Hong Kong. As a result, there may be a risk of loss to our investors due to, among other things, expropriation, nationalization or confiscation of assets, or the imposition of restrictions on repatriation of capital invested, in each case by the governmental or regulatory agencies empowered in Hong Kong. While, in some cases, the British Virgin Islands has entered into international investment treaties or agreements designed to encourage and protect investment by BVI persons in foreign jurisdictions, there can be no guarantee that such treaties or agreements will cover Hong Kong or that such treaties or agreements will be fully implemented or effective. In other cases, we may not be able to take advantage of certain treaties because it or they are British Virgin Islands companies and are therefore exposed to additional risk of such loss.

AGBA is subject to many of the economic and political risks associated with emerging markets, particularly China, due to its operations in Hong Kong. Adverse changes in Hong Kong’s or China’s economic, political, and social conditions as well as government policies could adversely affect AGBA’s business and prospects.

We currently conduct its business in Hong Kong and is considering options for expansion of its business in mainland China. Accordingly, we are subject to risks and uncertainties including fluctuations in mainland China’s GDP, unfavorable or unpredictable treatment in relation to tax matters, expropriation of private assets, exchange controls, restrictions affecting its ability to make cross-border transfers of funds, regulatory proceedings, inflation, currency fluctuations, or the absence of, or unexpected changes in, regulations and unforeseeable operational risks. In addition, our business, prospects, financial condition, and results of operations may be significantly influenced by political, economic, and social conditions in Hong Kong and China generally and by continued economic growth in China.

The Chinese economy differs from the economies of most developed jurisdictions (such as Hong Kong) in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. Although the PRC government has implemented measures that focus on accounting for market forces to effect economic reform and are aimed at reducing the state ownership of productive assets and establishing improved corporate governance in business enterprises, a substantial portion of China’s productive assets are still owned by the government. In addition, the PRC government continues to play a significant role in regulating development through industrial policies. The PRC government also exercises significant control over China’s economic growth through its allocation of resources, control of payment of foreign currency-denominated obligations, monetary policy, and preferential treatment for particular industries or companies. Many of the economic reforms carried out by the PRC government are unprecedented or experimental and are expected to be refined and improved over time. This refining and adjustment process may not necessarily have a positive effect on the operations and business development of AGBA. Other political, economic, and social factors may also lead to further adjustments of the reform measures. For example, the PRC government has in the past implemented a number of measures intended to curtail certain segments of the economy, including the real estate industry, which the government believed to be overheating. These actions, as well as other actions and policies of the PRC government, could cause a decrease in the overall level of economic activity in the PRC and, in turn, have an adverse impact on our business and financial condition.

While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures, which may benefit the overall Chinese economy, may have a negative effect to us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, the PRC government has from time to time implemented certain measures, including interest rate changes, to control the pace of economic growth. These measures may cause decreased economic activity in China, as evidenced by the slowing of growth of the Chinese economy since 2012. In addition, COVID-19 has had a severe and negative impact on the Chinese economy since the first quarter of 2020. Whether this will lead to a prolonged downturn in the Chinese economy is still unknown. In addition, any future escalation of the ongoing trade war between the United States and China, regional or national instability, the ongoing impact of the COVID-19 pandemic, or the armed conflict between Russia and Ukraine may negatively impact the growth of the Chinese economy. Any prolonged slowdown in the Chinese economy or adverse changes in the policies of the Chinese government or in the laws and regulations in China could have a material adverse effect on the overall economic growth of China and may reduce the demand for our services and solutions among potential Chinese customers and materially and adversely affect its business and results of operations.

National laws of the PRC do not apply in Hong Kong unless they are listed in Annex III of the Basic Law and applied locally by promulgation or local legislation. National laws that may be listed in Annex III are currently limited under the Basic Law to those which fall within the scope of defense and foreign affairs as well as other matters outside the limits of the autonomy of Hong Kong. National laws and regulations relating to data protection, cybersecurity and the anti-monopoly have not been listed in Annex III and so do not apply directly to Hong Kong. The laws and regulations in the PRC are evolving, and their enactment timetable, interpretation and implementation involve significant uncertainties. To the extent any PRC laws and regulations become applicable to us, it may be subject to the risks and uncertainties associated with the legal system in the PRC, including with respect to the enforcement of laws and the possibility of changes of rules and regulations with little or no advance notice. We may also become subject to the laws and regulations of the PRC to the extent it commences business and customer facing operations in mainland China as a result of any future acquisition, expansion, or organic growth.

AGBA’s potential expansion of activities in China is subject to various risks.

We, as of the date of this annual report, primarily operate in Hong Kong. We have been pursuing and will continue to pursue its growth strategy in China, particularly in the Greater Bay Area, comprising Macau, Guangzhou, Shenzhen, and the surrounding area. Currently, we do not have any Chinese operating entities and does not plan to use “variable interest entities,” or VIEs, in the future to conduct its operations. Our management intends for such expansion to be conducted through customer referrals and partnerships, with its actual sales activities conducted in Hong Kong. For instance, we are currently in active discussions to establish a strategic partnership with the Potential Partner in China to provide offshore insurance solutions to its over 20 million customers. Accordingly, our management expects the main source of revenue from such expansion in China to be generated from referral income.

Any expansion of our China-related activities may expose it to additional risks, including:

●	Changing global environment, including changes in U.S., Chinese, and international trade policies;

●	Challenges associated with relying on local partners in markets that are not as familiar to AGBA, including joint venture partners to help AGBA establish its business;

●	Difficulties managing operations in new regions, including complying with the various regulatory and legal requirements;

●	Different governmental approval or licensing requirements;

●	Challenges in recruiting sufficient suitable personnel in new markets;

●	Challenges in providing services and solutions as well as support in these new markets;

●	Challenges in attracting business partners and customers;

●	Potential adverse tax consequences;

●	Foreign exchange losses;

●	Limited protection for intellectual property rights;

●	Inability to effectively enforce contractual or legal rights;

●	International travel restrictions and temporary lock-downs due to COVID-19; and

●	Local political, regulatory, and economic instability or wars, civil unrest, and terrorist incidents.

Moreover, changes in China’s economic, political, or social conditions or government policies could have a material adverse effect on our growth plans. If we are unable to effectively avoid or mitigate these risks, its ability to grow its China-related business will be affected, which could have a material adverse effect on its business, financial condition, results of operations, and prospects.

As we further expand into the international market, it is increasingly subject to additional legal and regulatory compliance requirements, including local licensing and periodic reporting obligations. We may inadvertently fail to comply with local laws and regulations, and any such violation could subject to regulatory penalties, such as revocation of licenses, which would in turn harm its brand, reputation, business operation and financial results. Although we have policies and procedures in place to enhance compliance with local laws and regulations, there can be no assurance that its employees, contractors, or agents will stay compliant with these policies and procedures.

AGBA’s financial services revenues are highly dependent on macroeconomic conditions as well as market conditions in Hong Kong, China, and globally. Disruptions in the global financial markets and economic conditions could adversely affect the AGBA and its institutional clients and customers.

Given the significant proportion of its business operations concentrated in Hong Kong, our success depends largely on the health of the Hong Kong financial industry, which is affected by changes in general economic conditions beyond the our control. Economic factors such as increased interest rates, slow economic growth or recessionary conditions, changes in household debt levels, and increased unemployment or stagnant or declining wages affect the our customers’ income and thus their ability and willingness to take loans from us, invest with us, or engage with our other financial products. Domestic and global events affect all such macroeconomic conditions. Weak or a significant deterioration in economic conditions reduce the amount of disposable income both individual and institutional consumers have, which in turn reduces consumer spending and their willingness to engage with the our financial services. Any or all of the circumstances described above may lead to further volatility in or disruption of the credit and other financial markets at any time and could adversely affect our financial condition.

Changes in the condition of Hong Kong’s and China’s economies generally affect the demand and supply of financial products, which in turn will affect demand for the solutions that we provide. For example, a credit crisis, or prolonged downturn in the credit markets could severely affect our operating environment by, for example, causing a tightening in credit guidelines, limited liquidity, deterioration in credit performance, or increased foreclosures. Since a significant portion of our revenue is generated from transaction-based fees and commissions, a decrease in transaction volumes could cause a material decline in our revenues for the duration of such crisis.

Global economies could suffer dramatic downturns as the result of a deterioration in the credit markets and related financial crisis as well as a variety of other factors including, extreme volatility in security prices, diminished liquidity and credit availability, and ratings downgrades or declining valuations of certain investments. In past economic downturns, governments have taken unprecedented actions to address and rectify these extreme market and economic conditions, including by providing liquidity and stability to the financial markets. If these actions are not successful, the return of adverse economic conditions may significantly affect the businesses of our customers, which could in turn negatively affect our revenues.

In addition, there is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies adopted by central banks and financial authorities in some of the world’s leading economies, including the European Union, the United States, and China. There have been concerns over unrest and terrorist threats in the Middle East, Europe, and Africa. There have also been concerns on the relationship among China and other Asian countries, which may result in or intensify potential conflicts in relation to territorial disputes, and escalations in the trade tensions between the United States and China. Starting from 2018, changes in U.S. trade policies have occurred, including the imposition of tariffs. These types of developments, including a potential trade war, could have a material adverse impact on the Chinese economy and in turn on the Hong Kong economy. On January 31, 2020, the United Kingdom ceased to be a member of the European Union (commonly referred to as “Brexit”). The effects of Brexit on worldwide economic and market conditions remain uncertain. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets. Furthermore, protests in Hong Kong in 2019, political instability in the Korean Peninsula, a slump in commodity prices, uncertainty over interest rates in the United States, the outbreak and spread of the COVID-19 pandemic, and the armed conflict between Russia and Ukraine have also resulted in instability and volatility in the global financial markets. Recently, the global stock markets have experienced extreme volatility, in reaction to the outbreak of the conflict between Russia and Ukraine and governments’ responses thereto. It is unclear whether these challenges and uncertainties will be contained or resolved, and what effects they may have on the global political and economic conditions in the long term.

Failure to comply with existing or future laws and regulations related to data protection or data security could lead to liabilities, administrative penalties, or other regulatory actions, which could negatively affect the AGBA’s operating results, business, and prospects.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of personal data worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Regulatory authorities in virtually every jurisdiction in which we have implemented or are considering a number of legislative and regulatory proposals concerning personal data protection. Our management has been monitoring the evolution of this area of law and intends to take steps to ensure compliance with laws applicable to our current operations in Hong Kong and potential future operations in China.

While our management believes that we are not currently subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data, We may be subject to such laws in the future. These laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. Non-compliance could result in penalties or other significant legal liabilities.

Risk Factors Relating to AGBA’s Business

The ability of AGBA to continue as a going concern is dependent upon its ability to raise additional funds and implement its business plan.

Our consolidated financial statements accompanying this annual report were prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the year ended December 31, 2022, we reported approximately US$44.5 million net loss and $19.3 million net cash outflows from operating activities. As of December 31, 2022, we had the accumulated losses of approximately US$39.4  million and cash and cash equivalents of $6.4 million.

Our management intends to continue to monitor our capital structure and evaluate various funding alternatives that may be needed to finance its growth strategy, business development, and operating expenses, including fundraising through equity or debt capital markets. Nonetheless, there can be no assurance that we will be successful in such fundraising or that if it can secure such funds that they will be sufficient to meet the financing needs of AGBA and to allow us to continue as a going concern. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Going Concern.”

The success and growth of AGBA will depend, in part, upon its ability to be a leader in technological innovation in its industries.

We operate in industries experiencing rapid technological change and frequent product introductions. To succeed, we must lead its peers in designing, innovating, and introducing new technology and product offerings. The process of developing new technologies and products is complex, and if we are unable to successfully innovate and continue to deliver a superior client experience, the demand for its products and services may decrease, it may lose market share and its growth and operations may be hampered.

For example, part of our Platform Business relies on its continued ability to process loan applications over the internet, accept electronic signatures, provide instant process status updates, and provide other client- and loan applicant-expected conveniences. Our proprietary platform technology is integrated into all steps of its business processes. Our dedication to incorporating technological advancements into its service platforms requires significant financial and personnel resources. Maintaining and improving this technology will require us to expend significant capital expenditures on its proprietary technology platforms.

To the extent that we are dependent on any particular technology or technological solution, it may be harmed if such technology or technological solution becomes non-compliant with existing industry standards, fails to meet or exceed the capabilities of its competitors’ equivalent technologies or technological solutions, becomes increasingly expensive to service, retain, and update, becomes subject to third-party claims of intellectual property infringement, misappropriation, or other violation, or malfunctions or functions in a way not anticipated. Additionally, new technologies and technological solutions are continually being released. As such, it is difficult to predict the problems that we may encounter in improving its websites’ and other technologies’ functionality.

The technologies that AGBA uses may contain undetected errors, which could result in customer dissatisfaction, damage to the AGBA’s reputation, or loss of customers.

Some of the solutions that we offer are built on large stacks of data, requiring sophisticated and innovative technologies to address our operating needs, predict operating patterns, and help make decisions in terms of business strategies and implementation plans. We aim to make its operations and solutions more streamlined, automated, and cost-effective by using advanced technologies which are currently under development. We may encounter technical obstacles, and it may discover problems that prevent such technologies from operating properly, or at all, which could adversely affect our information infrastructure and other aspects of its business where such technologies are applied. If our solutions do not function reliably or fail to achieve its customers’ expectations for performance, we may lose existing customers or fail to attract new ones, which may damage its reputation and adversely affect its business, financial condition, and results of operations. Material performance problems, defects, or errors in our existing or new software, applications, and solutions may arise and may result from the interface between solutions and systems and data that it did not develop, the function of which is beyond its control, or defects and errors that were undetected in internal testing. These types of defects and errors, and any failure by us to identify and address them, could result in a loss of revenue or market share, diversion of development resources, harm to our reputation and increased service and maintenance costs. Defects or errors may discourage existing or potential customers from utilizing our solutions. Correcting these types of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors may be substantial and could have a material adverse effect on our business, financial condition, and results of operations.

We rely on our business relationships with product issuers and the success of those product issuers, and the future development depends, in part, on the growth of such product issuers and their continued collaboration.

The Platform Business relies, in part, on financial products provided by certain banks, insurance companies, or other companies that offer financial products (product issuers). Our management team believes that establishment of business relationships with major product issuers such as MassMutual Asia Limited, Prudential Hong Kong Limited, and Zurich International Life Limited, which facilitates our ability to provide a wide variety of products to satisfy customers’ needs and enables it to negotiate favorable terms with such product issuers, to the benefit of its customers, contributes to its current success. The long-term business relationships that the Platform Business has established with major product issuers are formed on the basis of the terms of business, broker contracts, and/or conditions issued by the product issuer(s)  setting out the terms and conditions upon which product issuer(s) are prepared to accept business referred or introduced to them. However, there is no assurance that the Platform Business will succeed in maintaining existing and/or establishing new, strategic relationships with product issuers. If the Platform Business cannot maintain and/or establish such relationships, it and its subsidiaries’ access to similar financial products may be restricted, and their business, operations, and financial position may, in turn, be adversely affected.

The Platform Business’s future development depends, in part, on the growth of such product issuers, on their continued development of new financial products, and on their continued collaboration. Failure by such product issues to continue to sell new financial products may, in turn, limit our ability to offer such products to their customers. There can be no assurance that if any product issuer discontinued its business or ceased to collaborate with us could find replacement products on comparable terms, or at all. If the Platform Business cannot maintain its current pipeline of products from product issuers, it and its subsidiaries’ access to similar financial products may be restricted, and their business, operations, and financial position may, in turn, be adversely affected.

The property agency segment of the Platform Business has historically operated on thin margins, which expose it to risk of non-profitability and recent trends have caused the segment to be loss-making.

The property agency segment of the Platform Business, run by OnePlatform International Property Limited (“OIP”), has historically operated with thin profit margins. In accordance with its contracts with property developers and agreements with its own staff, commission income from OIP’s    operations is dispersed broadly among both the consultancy force and salespersons, often equaling up to 50% of the commission. This significant split of commission income has historically resulted in marginal profit for OIP.

In recent years, the segment has been loss-making and was supported by intercompany loans. While our management intends to generate sufficient cash flows from the segment to repay such intercompany loans and create positive profit margins, there can be no assurance that the property agency segment of the Platform Business will be able to generate such cash flows now or in the future. Without a change in the commission sharing mechanism or optimization of the segment’s operating costs, the property agency segment’s ability to achieve additional profits may be limited. There can be no assurance that OIP will be able to achieve changes in commission sharing or optimization of operating costs to sufficient levels, or at all. In addition, given the competitive environment in which OIP operates, there also can be no guarantee that such changes would not create a loss of engagement with property developers and salespersons. Such disruptions to the property agency segment of the Platform Business could have negative effects on its business, financial condition, results of operations, and prospects.

AGBA relies on third parties for various aspects of its business and the services and solutions that it offers. AGBA’s business, results of operations, financial condition, and reputation may be materially and adversely affected if these third parties do not continue to maintain or expand their relationship with AGBA, or if they fail to perform in accordance with the terms of their relevant contracts.

We rely on third parties for various aspects of its business and the solutions they offer. For example, we rely on computer hardware, software, and cloud services, internet and telecommunication services, and third-party supplied data. We expect to continue to rely on these third parties to supplement its capabilities for a significant period, if not indefinitely. Therefore, we need all of these parties to function in a flawless and timely manner in order to conduct its business. However, there can be no assurance that these third parties will provide their support properly or in a cost-effective manner or that the third party-supplied data we rely on will be complete, accurate, or reliable. In the event of problems with any of these third-party providers, transitioning to new providers may disrupt our business and increase costs.

If any of the third-party service providers fail to perform properly, there can be no assurance that we would be able to find suitable replacement suppliers on commercially reasonable terms on a timely basis, or at all. The third-party service providers may carry out their business in an inappropriate manner or in violation of regulations or laws. Any of such occurrences could diminish our ability to operate or damage its business reputation, or cause it regulatory or financial harm, any of which could negatively affect our business, financial condition, and results of operations.

Failure to maintain and enlarge the customer base of AGBA or to strengthen customer engagement may adversely affect its business and results of operations.

Our revenue growth depends, in part, on its ability to maintain and enlarge its customer base and strengthen customer engagement so that more of its customers will use our solutions more often and contribute to our revenue growth. Although we maintain business relationships with its existing customers and has successfully developed different marketing channels to generate business from referrals, recurring business, and direct marketing, less than 15% of the total revenue for the year ended December 31, 2022 was generated by recurring business from existing customers purchasing new products through the Platform Business. This diffusion of our customer base requires us to constantly maintain and refresh its broad customer base. Our customers are, however, geographically concentrated, as substantially all of its major customers are located in Hong Kong. Fluctuations in the macro-economic environment in Hong Kong may have adverse effects on our major clients.

There can be no assurance that our customers will continue to use its services and solutions once their existing contract or relationship expires or that they will purchase additional solutions from us. This risk is especially apparent in circumstances where it is inexpensive for them to switch service providers. Our ability to maintain and enlarge its customer base and strengthen customer engagement will depend on many factors, some of which are out of our control, including:

●	its ability to continually innovate technologies to keep pace with rapid technological changes;

●	its ability to continually innovate solutions in response to evolving customer demands and expectations and intense market competition;

●	its ability to customize solutions for customers;

●	customer satisfaction with our solutions, including any new solutions that AGBA may develop, and the competitiveness of pricing and payment terms;

●	the effectiveness of our solutions in helping customers improve efficiency, enhance service quality, and reduce costs;

●	customers’ acceptance of our pricing models;

●	Our ability to transition customers from “hook products,” which AGBA provides at low or even no charge, to products that provide more revenue and better margins; and

●	the success and growth of our customers, which could be affected by general-economic and market conditions, regulatory developments and other factors.

As many of our customers are engaged using a transaction-based model, a reduction of transactions by its customers would adversely affect our business and results of operations. For example, the COVID-19 pandemic may have a negative impact on business growth, project implementation, and our customers’ usage of its solutions, and thus, our revenue.

In addition, we have derived some of its customers either through acquisitions of new businesses or by intra-group referrals. If we cannot develop customers organically, conduct as many acquisitions, or receive as many customer referrals as it has historically, it may not be able to grow its customer base as quickly, or at all.

A number of AGBA’s business partners are commercial banks and other financial institutions that are highly regulated, and the tightening of laws, regulations, or standards in the financial services industry could harm its business.

A number of our business partners are commercial banks and other financial institutions that are highly regulated and must comply with complex and changing government regulations and industry standards, which are subject to significant changes, in the various jurisdictions in which they operate. Global, regional, or local regulatory developments, including those in respect of consumer protection, credit availability, risk management, and data privacy, could adversely affect our customers or otherwise result in a reduction in the volume and frequency of its business transactions.

Our financial institution partners must sometimes include restrictive provisions in their contracts with service providers, with respect to security and privacy, ongoing monitoring, risk management, and other limitations. These provisions may increase our costs, limit the scope of the solutions we offer, or otherwise restrict customer access. In addition, our customers may have less capacity or incentive to purchase solutions from us, may pass on their increased costs to us, or may cease to use certain of our solutions. As aspects of our business employ a broker-based model, any reduction of transactions by our partners may materially and adversely affect our business and results of operations.

As a result of such laws and regulations, certain of our business partners have had, or will have, to adjust their business practices in ways that reduce their use of our solutions, and these types of changes in response to regulatory developments may adversely affect our business, result of operations, and financial conditions.

Significant increases and decreases in the number of transactions by AGBA’s clients can have a material negative effect on AGBA’s profitability and its ability to efficiently process and settle transactions.

Significant volatility in the number of client transactions and rebalancing activity may result in operational problems such as a higher incidence of failures to deliver services and errors in processing transactions, and such volatility may also result in increased personnel and related processing costs. We may experience adverse effects on its profitability resulting from significant reductions in product sales and may encounter operational problems arising from unanticipated high transaction volume because we are not able to control such fluctuations.

In addition, significant transaction volume could result in inaccurate books and records, which would expose us to disciplinary action by governmental agencies and other relevant regulators.

We operate in a competitive and evolving industry; if we are unable to compete effectively, it may lose market share.

The market competition in which we operate is intense and all aspects of their businesses are highly competitive. we compete for clients, customers, and personnel directly with other financial advisory firms, securities firms, and, increasingly, with other types of organizations and businesses offering financial services, such as banks and insurance companies. The financial technology services industry in Hong Kong and China is also highly competitive and rapidly evolving. New competitors, including affiliates of financial institutions, traditional IT companies, and internet companies, are entering this market.

We primarily face competition posed by major, existing financial institutions, including traditional banks and insurance agencies. However, we also face threats of new players entering its industries, particularly the fintech industry, in Hong Kong and China. While our management believes that we have a competitive advantage by having a full suite of financial products (including insurance, investment, and credit) coupled with a captive customer base and well-established infrastructure (including operational capabilities and technology), some of our competitors may have greater brand recognition, larger customer bases or greater financial, technological, or marketing resources. There can be no assurance that our competitors will not be able to respond more quickly and effectively than us to new or changing opportunities, technologies, standards, or customer requirements, or successfully adapt to significant changes in regulatory and industry environments.

The financial services industry continues to evolve technologically, with an increasing number of firms of all sizes providing lower cost, computer-based “robo-advice” and enhanced digital experiences for clients with previously limited personalized service. Industry and technology changes may result in increased prevalence of robo-advisors. We are subject to risk from accelerated industry changes and competitive forces, which have resulted and are expected to continue to result in significant costs for strategic initiatives to respond to such changes. Our ability to compete in its industries is based primarily on a business model designed to serve clients through personalized relationships with financial advisors offering a full-product suite complemented by a low-cost digital platform. We may be subject to operational risk if its current business model is unable to keep pace with a rapidly changing environment, which includes client, industry, technology, and regulatory changes. In addition, our ability to compete and adapt its business model may be impacted by changing client demographics, preferences, and values. If our services do not meet client needs, it could lose clients, thereby reducing revenues and profitability.

Talent competition among our competitors also exists for financial advisors, technology specialists, and corporate staff. Our continued ability to expand its business and to compete effectively depends on its ability to attract qualified employees and to retain and motivate current employees. Additionally, during an economic downturn, there is increased risk that our successful personnel may leave or be hired away by its competitors, if we experience reduced profitability.

Competition may also result in continued pricing pressures, which may lead to price reductions for our services and offerings and may adversely affect its profitability and market share. In addition, we may face competition from its own customers or financial product providers, who may develop their own solutions internally after they have gained experience and expertise independently or through their use of our solutions. If we are unable to successfully compete in its relevant industries, its business, financial condition, and results of operations may be materially and adversely affected.

If we are unable to protect or promote its brand and reputation, its business may be materially and adversely affected.

Our brand names and reputation are subject to a variety of factors that are beyond its control. For example, customer complaints about our services and negative publicity about the financial services industry could diminish consumer confidence in our solutions. Failure to protect our customers’ privacy or effectively adopt security measures could have the same effect. Measures that we may take from time to time to combat risks of fraud and breaches of privacy and security can damage relations with its customers. These measures heighten the need for prompt and accurate customer service to resolve irregularities. If we cannot handle customer complaints effectively or balance different customers’ needs appropriately, its reputation may suffer, and we may lose customers’ confidence. Furthermore, we may be subject to claims seeking to hold it liable for inaccurate or false information. Any claims, regardless of merit, may force us to participate in costly time-consuming litigation or investigations, divert significant management and staff attention, and damage its reputation and brand. In addition, our reputation may be undermined if its customers and product issuers, many of whom are financial institutions, violate laws and regulations such as financial supervision regulations and anti-money laundering laws, when interacting with our solutions. Any significant damage to our reputation, or to the perceived quality or awareness of its brands or solutions, or any significant failure by us to promote and protect its brands and reputation, could make it more difficult for us to maintain a good relationship with its customers, promote its services or retain qualified personnel, any of which may have a material adverse effect on our business.

Our future marketing and efforts to build its brands will likely require it to incur additional expenses. In 2022, AGBA changed the branding of many of its group companies to reflect new brands, such as “AGBA”, “AGBA Focus”, “AGBA Perform” and “OnePlatform,” that align with our new approach to the market.

These re-branding efforts include obtaining new trademark and domain name registrations, which efforts are ongoing. Increased marketing expenses in the short term may be required to familiarize our customers and the public with these new brand names. These efforts may not result in increased revenues in the immediate future or at all and, even if they do, any increases in revenues may not offset the expenses incurred. If we fail to successfully promote, protect, and maintain its brands while incurring additional expenses, its results of operations and financial condition would be adversely affected, and its ability to grow its business may be impaired.

Breach of AGBA’s security measures or those of any third-party cloud computing platform provider, or other third-party service providers, may result in AGBA’s data, IT systems, and services being perceived as not being, or actually not being, secure.

Some of our services involve storage and transmission of its customers’ and their end-customers’ proprietary and other sensitive data, including financial information and other personally identifiable information. Our security measures may be breached as a result of efforts by individuals or groups of hackers and sophisticated organizations, including by fraudulently obtaining system information of our employees or customers. Our security measures also could be compromised by employee error or malfeasance, which could result in unauthorized access to, or denied authorized access to, our IT systems, customers’ data, or its own data, including with respect to our intellectual property and other confidential business information.

Because the techniques used to breach, obtain unauthorized access to, and sabotage IT systems change frequently, grow more complex over time, and are generally not recognized until launched against a target, we may be unable to anticipate or implement adequate measures to prevent such techniques. In addition, we are often an early adopter of new technologies and new ways of sharing data and communicating internally and with partners and customers. As its IT systems continue to evolve, their complexity increases. In addition, our customers may authorize third-party technology providers to access their customer data, and some of our customers may not have adequate security measures to protect their data that is stored on our servers. Because we do not control its customers or third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing. Malicious third parties may also conduct attacks designed to temporarily deny customers access to our services.

A security breach could expose us to a risk of loss or inappropriate use of proprietary and sensitive data, or the denial of access to this data. A security breach also could result in a loss of confidence in the security of its services, damage our reputation, negatively impact future sales, disrupt its business, and lead to legal liability. Finally, the detection, prevention, and remediation of known or potential security vulnerabilities, including those arising from third-party hardware or software, may result in additional direct and indirect costs, for example, we may be required to purchase additional infrastructure or its remediation efforts may degrade the performance of our solutions.

Unexpected network interruptions, security breaches, or computer virus attacks, and failures in AGBA’s information technology systems, could have a material adverse effect on AGBA’s business, financial condition, and results of operations.

Our information technology systems support all phases of its operations and are an essential part of the group’s technology infrastructure. The robust reliability of our platform is one of its competitive strengths that it relies on to attract and retain customers. If our systems fail to perform, it could experience disruptions in operations, slower response times, or decreased customer satisfaction. We must process, record, and monitor a large number of transactions, and its operations are highly dependent on the integrity of its technology systems and its ability to make timely enhancements and additions to such systems. System interruptions, errors, or downtime can result from a variety of causes, including unexpected interruptions to the internet infrastructure, technological failures, changes to systems, changes in customer usage patterns, linkages with third-party systems, and power failures. Our systems also are vulnerable to disruptions from human error, execution errors, errors in models such as those used for risk management and compliance, employee misconduct, unauthorized trading, external fraud, computer viruses, denial of service attacks, computer viruses or cyber-attacks, terrorist attacks, natural disasters, power outages, capacity constraints, software flaws, events impacting our key business partners and vendors, and other similar events.

AGBA has in the past experienced network interruptions, which did not have a material adverse impact on the business. However, our business depends on the performance and reliability of its internet infrastructure. There can be no assurance that our internet infrastructure will remain sufficiently reliable for its needs. Any failure to maintain the performance, reliability, security, or availability of its network infrastructure may cause significant damage to its ability to attract and retain customers. Major risks involving our network infrastructure include:

●	breakdowns or system failures resulting in a prolonged shutdown of its servers;

●	disruption or failure in the national backbone networks in Hong Kong, China, and the other markets where AGBA operates, which would make it impossible for customers to access our solutions;

●	damage from natural disasters or other catastrophic events such as typhoons, volcanic eruptions, earthquakes, floods, telecommunications failures, or other similar events; and

●	any infection by or spread of computer viruses or other system failures.

Any network interruption or inadequacy that causes interruptions in the availability of our platform or deterioration in the quality of or access to its solutions could reduce customer satisfaction and result in a reduction in the activity level of our customers. Furthermore, increases in the volume of traffic on our platform could strain the capacity of its existing computer systems and bandwidth, which could lead to slower response times or system failures. This strain could cause a disruption or suspension in our services delivery, which could, in turn, hurt its brand and reputation. We may need to incur additional costs to upgrade its technology infrastructure and computer systems to accommodate increased demand if it anticipates that its systems cannot handle higher volumes of traffic and transaction in the future. In addition, it could take an extended period to restore full functionality to our technology or other operating systems in the event of an unforeseen occurrence, which could affect our ability to deliver its solutions. There can be no assurance that we will not suffer unexpected losses, reputational damage, or regulatory actions due to technology or other operational failures or errors, including those of our vendors or other third parties.

AGBA’s inability to use software licensed from third parties, including open-source software, could negatively affect its ability to sell its solutions and subject it to possible litigation.

Our technology platform incorporates software licensed from third parties, including open-source software, which we use without charge. Although we monitor its use of open-source software, the terms of many open-source licenses that it is subject to have not been interpreted by courts, and there is a risk that these licenses could be construed to impose unanticipated conditions or restrictions on its ability to provide its solutions. In addition, the terms of open-source software licenses may require us to provide software that it develops to others on unfavorable license terms. For example, certain open-source licenses may require us to offer the components of its platform that incorporate open-source software for free, to make source code for modifications or derivative works available to others, and to license such modifications or derivative works under the terms of the particular open-source license.

In addition, we could be required to seek licenses from third parties to continue offering its solutions, and these types of licenses may not be available or may be on terms not acceptable to us. Alternatively, we may need to re-engineer its solutions or discontinue using certain functionalities of its solutions. Our inability to use third-party software could result in business disruptions, or delays in developing future offerings or enhancements of its existing solutions, which could materially and adversely affect our business and results of operations.

AGBA’s business in the credit industry requires sufficient liquidity to maintain its business activities, and it may not always have access to sufficient funds.

Liquidity, or ready access to funds, is essential to our business, particularly its money lending business through OnePlatform Credit Limited (“OCL”) and Hong Kong Credit Corporation Limited (“HKCC”). A tight credit market could have a negative impact on the ability of either or both of OCL and HKCC to maintain sufficient liquidity to meet their working capital needs and to meet regulatory requirements. Short-term and long-term financing are two sources of liquidity that could be affected by a tight credit market. In a tight credit market, lenders may reduce their loan amounts. There can be no assurance that financing will be available at attractive terms, or at all, in the future.

Additionally, our access to funds held at a broker-dealer is subject to regulatory capital requirements and may require approval from regulators. A significant decrease in our access to funds could negatively affect its business, financial management, and reputation in the industry.

AGBA is subject to credit risk due to the nature of the transactions it processes for its clients.

We are exposed to the risk that third parties who owe it money, securities, or other assets will not meet their obligations. Many of the transactions in which AGBA engages expose it to credit risk in the event of default by its counterparty or client, such as loans or cash balances held at major financial institutions. In addition, our credit risk may be increased when the collateral it holds cannot be realized or is liquidated at prices insufficient to recover the full amount of the obligation due to us. Financial instruments that potentially subject us to credit risk consist of cash equivalents, restricted cash, accounts, and loans receivable. Cash equivalents are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. The Hong Kong Deposit Protection Board pays compensation up to a limit of HK$500,000 (approximately US$64,050) if the bank with which an individual/a company hold its eligible deposit fails. We maintain cash and other funds in escrow at financial institutions in Hong Kong, which can be subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness, and there can be no assurance that they will remain of high credit quality.

We have evaluated the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Nonetheless, there can be no assurance that its customers will not default on their obligations or otherwise expose us to the negative impacts of credit risk.

Restrictions imposed by the outstanding indebtedness and any future indebtedness of AGBA may limit its ability to operate its business and to finance its future operations or capital needs or to engage in acquisitions or other business activities necessary to achieve growth.

The terms of the outstanding indebtedness and any future indebtedness may restrict us from taking certain actions, including, among other things:

●	incurring additional indebtedness;

●	creating or incurring liens;

●	paying dividends and distributions on, or purchase, redeem, defease, or otherwise acquire or retire for value, capital stock;

●	making repayments or repurchases of debt that is contractually subordinated with respect to right of payment or security;

●	creating negative pledges or restrictions on the payment of dividends or payment of other amounts owed from subsidiaries;

●	making acquisitions, investments, loans (including guarantees), advance or capital contributions;

●	engaging in consolidations, amalgamations, mergers, liquidations, dissolutions, dispositions and/or selling, transferring, or otherwise disposing of assets, including capital stock of subsidiaries;

●	entering into certain sale and leaseback transactions;

●	engaging in certain transactions with affiliates; or

●	changing material lines of business.

There can be no guarantee that we will be able to maintain compliance with any of its loan covenants or, if we fail to do so, that it will be able to obtain waivers from the lenders and/or amend the covenants. Even if we comply with all of the applicable covenants, the restrictions on the conduct of business could adversely affect us by, among other things, limiting its ability to take advantage of financings, mergers, acquisitions, investments, and other corporate opportunities that may be beneficial to business.

A breach of any of the covenants in existing or future credit agreements could result in an event of default, which, if not cured or waived, could trigger acceleration of indebtedness and an increase in the interest rates applicable to such indebtedness, and may result in the acceleration of or default under any other debt we may incur in the future to which a cross-acceleration or cross-default provision applies. Any such acceleration of indebtedness could have a material adverse effect on the business, results of operations, and financial condition of AGBA. In the event of any default under existing or future credit facilities of AGBA, the applicable lenders could elect to terminate borrowing commitments and declare all borrowings and loans outstanding, together with accrued and unpaid interest and any fees and other obligations, to be due and payable. In addition, if AGBA was to grant a security interest in a significant portion of its assets to secure obligations under a lending agreement, the applicable lenders, during the existence of an event of default, could exercise their rights and remedies thereunder, including by way of initiating foreclosure proceedings against any assets constituting collateral for obligations of AGBA as borrower.

AGBA’ performance depends on key management and personnel. Any failure to attract, motivate and retain staff could severely hinder AGBA’s ability to maintain and grow AGBA.

Our future success is significantly dependent upon the continued service of a handful of its key personnel. If we lose the services of any member of management or other key personnel, it may not be able to locate suitable or qualified replacements, and it may incur additional expenses to recruit and train new staff, which could severely disrupt its business and growth, therefore materially and adversely affecting our business, financial condition, results of operations, and prospects. If any dispute arises between our current or former personnel, we may have to incur substantial costs and expenses in order to enforce such agreements in Hong Kong or elsewhere (as relevant), and we may not be able to enforce them at all.

The wide range and diversity of the services and solutions that we provide may require the hiring and retention of a wide range of experienced personnel who can adapt to a dynamic, competitive, and challenging business environment. We will need to continue to attract and retain experienced and capable personnel at all levels as it expands its business and operations. Competition for talent in Hong Kong’s financial technology industry is particularly intense, and the availability of suitable and qualified candidates is limited.

Substantially all of AGBA’s operations are housed in one location. If the facilities are damaged or rendered inoperable by natural or man-made disasters, AGBA’s business may be negatively impacted.

The current headquarters adopts an open-office design throughout the entire building to minimize overall expenses, promote collaborative culture, and create a more flexible workspace environment.

As a result, most of our operations currently are housed in one building. Certain of our subsidiaries compensate the Legacy Group for the use of their office space through existing service agreements. See “Certain Transactions and Related Party Transactions — Certain Transactions of AGBA”. AGBA Tower, and our offices therein, could be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, fires, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, extreme weather conditions, medical epidemics, and other natural or man-made disasters, pandemics, epidemics, or other business interruptions, including the COVID-19 pandemic. If due to such disaster a significant portion of our team members must work remotely for an extended period, our business may be negatively impacted.

On January 25, 2022, we purchased an office premise located at Kaiseng Commercial Centre, No 4 & 6, Hankow Road, Kowloon, Hong Kong from the Legacy Group for a consideration of approximately US$8.0 million. The purchase price was offset by the deduction of a previously paid earnest deposit of US$7.2 million and partially settled by cash. Our management expects to use this office premise for its own occupancy and to meet its anticipated business expansion in the foreseeable period. This transaction is not expected to affect the existing AGBA Tower lease or current administrative service agreements.

AGBA may not be able to identify or pursue suitable acquisition or expansion opportunities or achieve optimal results in future acquisitions or expansions, and it may encounter difficulties in successfully integrating and developing acquired assets or businesses.

To further grow its businesses and increase its competitiveness and profitability, we intend to continue expanding its services and solutions in both Hong Kong and China. We have been actively looking for acquisition or expansion opportunities that may be beneficial. Over the past few years, Fintech has invested in a number of companies in the fintech space, such as Tandem. We will continue to seek opportunities for acquisition and expansion. However, acquisitions or expansions may not be successfully completed, and we may not be able to find or consummate suitable acquisition or expansion alternatives. Any expansion of AGBA into China may also involve risks related to businesses operating in China. If we successfully complete any acquisition or expansion, it may raise financing, either in the capital markets or in the form of bank financing, to cover all or part of the purchase price, which will lead to changes to our capital structure and may restrict us in other ways. In addition, to the extent that any of these business initiatives are funded through the issuance of equity or convertible debt securities, the ownership interest of our shareholders could be diluted.

We have acquired and may in the future acquire other businesses or companies with advanced financial technologies, leading financial technology products, valuable intellectual property, or other businesses or assets with capabilities and strategies that our management believes are complementary to and are likely to enhance its businesses. However, there can be no assurance that we will be able to identify attractive acquisition targets, negotiate favorable terms, obtain necessary government approvals or permits, complete necessary registrations or filings, or obtain necessary funding to complete these acquisitions on commercially acceptable terms, or at all.

Acquisitions and expansions involve numerous risks, including potential difficulties in retaining and assimilating personnel, risks and difficulties associated with integrating the operations and culture of AGBA, diversions of management attention and other resources, lack of experience and industry and market knowledge of the new businesses, risks and difficulties associated with complying with laws and regulations related to the acquisitions and failure to properly identify problems with acquisition targets through the due diligence process. In addition, acquisitions and expansions may significantly stretch our capital, personnel, and management resources and, as a result, we may fail to manage its growth effectively. Any new acquisition or expansion plans may also result in its inheritance of debts and other liabilities, assumption of potential legal liabilities in respect of the new businesses, and incurrence of impairment charges related to goodwill and other intangible assets, any of which could harm our business, financial condition, and results of operations. In particular, if any new businesses we acquire fail to perform as expected, we may be required to recognize a significant impairment charge, which could materially and adversely affect its business, financial condition, and results of operations. There may also be established players in these sectors and markets that enjoy significant market share, and it may be difficult for us to win market share from them. Furthermore, some of the overseas markets that we may target may have high barriers of entry for foreign players. There can be no assurance that our acquisition or expansion plans will be successful. As a result, there can be no assurance that we will be able to realize the strategy behind an acquisition or expansion plan, reach the desired level of operational integration, or achieve its investment return targets.

AGBA and its directors, management, and employees currently are and may in the future be subject to litigation and regulatory investigations and proceedings, and any adverse findings may have a material adverse effect on AGBA’s business, results of operations, financial condition, and prospects and harm its reputation.

Many aspects of our business involve substantial litigation and regulatory risks, and our members and management may be subject to claims and lawsuits in the ordinary course of their business or in connection with the Legacy Group. We are also, from time to time, subject to examinations, informal inquiries and investigations by regulatory and other governmental agencies. In the ordinary course of business, we are also subject to arbitration claims, lawsuits, and litigation, either as plaintiff or defendant.

Actions brought against us may result in settlements, injunctions, fines, penalties, or other results adverse to the directors, management, and employees that could harm its business, financial condition, results of operations, and reputation. Any action against our directors, management, and employees, even those without merit and even if the relevant party is successful in defending itself against them, may cause us to incur significant costs, and could place a strain on its financial resources, divert the attention of management from its core business, and harm its reputation. A significant judgment or regulatory action against our directors, management, and employees or a material disruption in the business of AGBA arising from adverse adjudications in proceedings against its directors, officers or employees would have a material adverse effect on its liquidity, business, financial condition, results of operations, reputation, and prospects.

As a publicly listed company, we are likely to face additional exposure to claims and lawsuits. These claims could divert management’s time and attention away from its business and result in significant costs to investigate and defend, regardless of the merits of the claims. In some instances, we may elect or be forced to pay substantial damages if it is unsuccessful in its efforts to defend against these claims, which could harm its reputation, business, financial condition, and results of operations.

We implement policies and conduct regular compliance training designed to deter wrongdoing, promote honest and ethical conduct, and ensure the accuracy of financial statements and public communications as well as compliance with applicable governmental laws, rules, and regulations. However, there can be no assurance that all of our directors, management, and employees will strictly abide by these rules and policies, or that we can effectively and timely deter, detect, and remedy all misconduct. Any gross misconduct by our directors, management, and employees, including, but not limited to those in relation to commercial, labor, employment, financial, operational, accounting, auditing or securities matters, may lead to investigations and/or litigation and have a material adverse impact on our business, financial condition and results of operations, and harm its reputation.

We may not have sufficient insurance coverage to cover our business risks.

We maintain insurance to cover its potential exposure for claims and losses. However, our insurance coverage may be inadequate or unavailable to protect us fully, and we may not be able to acquire any coverage for certain types of risks such as business liability or service disruptions, and our coverage may not be adequate to compensate us for all losses that may occur, particularly with respect to loss of business or operations. Any business disruption, litigation, regulatory action, outbreak of epidemic disease, or natural disaster could also expose us to substantial costs and resource diversion. There can be no assurance that our existing insurance coverage will be sufficient to prevent us from any loss or that we will be able to successfully claim our losses on a timely basis, or at all. If we incur any loss that is not covered by its existing insurance policies, or the amount of compensation that it receives is significantly less than its actual loss, our business, financial condition and results of operations could be materially and adversely affected.

Any failure to protect the intellectual property rights of AGBA or its subsidiaries or to ensure the continuing right to own, use or license all intellectual property required for its or their operations could impair AGBA’s ability to protect its proprietary technology and its brand.

Our success and ability to compete depends in part upon its intellectual property. As of the date of this report, our portfolio of intellectual property includes, primarily, domain names and trademarks. We are currently in the process of re-branding its business, and as part of this exercise, we is in the process of obtaining domain names and trademark registrations for its new brands, such as “AGBA”, “AGBA Focus”, “AGBA Perform” and “OnePlatform.” We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights.

The steps that we take to secure, protect, and enforce its current and future intellectual property rights may be inadequate. We may not be able to obtain any further trademarks (including those for “AGBA” and “OnePlatform”) or patents, our current intellectual property could be invalidated, our competitors could design their products around our current technology, or we could lose access to third party intellectual property on which we may rely.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to our management and could result in the impairment or loss of its intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating its intellectual property. Any failure to secure, protect and enforce its intellectual property rights could substantially harm the value of our technology, products, brand, and business.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We regard our trademarks, domain names, trade secrets, and other intellectual property as critical to our business. Unauthorized use of our intellectual property by third parties may adversely affect our business and reputation. We rely on a combination of intellectual property laws and contractual arrangements to protect our proprietary rights. It is often difficult to register, maintain, and enforce intellectual property rights in countries or regions with less developed regulatory regimes or inconsistent and unreliable enforcement mechanisms. Sometimes laws and regulations are subject to interpretation and enforcement and may not be applied consistently due to the lack of clear guidance on statutory interpretation. Legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in other countries are uncertain and may afford little or no effective protection of our proprietary technology, and the risk of intellectual property misappropriation may be higher in these countries. Consequently, we may be unable to prevent its proprietary technology from being infringed or exploited abroad, which could affect its ability to expand into international markets or require costly efforts to protect its technology. We are in the process of obtaining new domain names and trademark registrations in connection with its ongoing re-branding efforts. Failure to promptly obtain such registrations or otherwise fully project such intellectual property may expose us to intellectual property related risks, which may materially and adversely affect its business, financial condition and results of operations.

In addition, our contractual agreements, including IP assignment arrangements in employment contracts, may be breached by counterparties, and there may not be adequate remedies available to us for any such breach. Accordingly, we may not be able to effectively protect its intellectual property rights or to enforce its contractual rights in Hong Kong, China, or other jurisdictions in which we operate. Detecting and preventing any unauthorized use of our intellectual property is difficult and costly, and the steps has taken may be inadequate to prevent infringement or misappropriation of its intellectual property. If we resort to litigation to enforce or protect its intellectual property rights, such litigation could result in substantial costs and a diversion of its managerial and financial resources. There can be no assurance that we will prevail in such litigation. In addition, our trade secrets may be leaked or otherwise become available to, or be independently discovered by, its competitors, and, in that case, we would have no right to prevent others’ use of them.

We may be subject to intellectual property infringement claims, which may be expensive to defend and may disrupt its business and operations.

There can be no certainty that the operations or any aspects of our business do not or would not infringe upon or otherwise violate patents, copyrights, trademarks, or other intellectual property rights held by third parties. We may be subject to penalties, legal proceedings, and claims relating to the intellectual property rights of others. In addition, there may be other third-party intellectual property that is infringed by our solutions, services, or other aspects of its business. There could also be intellectual property rights that we are not aware of that our solutions or services may inadvertently infringe. To the extent that we seek to register any new intellectual property, there can be no assurance that such applications will be approved, that any issued intellectual property rights would adequately protect our intellectual property, or that such intellectual properties would not be challenged by third parties or found by competent authority to be invalid or unenforceable.

There can be no assurance that holders of patents purportedly relating to some aspect of our technology platform or business, if any such holders exist, would not seek to enforce these patents against us in Hong Kong, China, or any other jurisdictions. Furthermore, the application and interpretation of PRC patent laws and the procedures and standards for granting patents in the PRC are still evolving and are uncertain, and there can be no assurance that PRC courts or regulatory authorities would agree with our analysis. If we are found to have violated the intellectual property rights of others, it may be subject to liability for its infringement activities or may be prohibited from using such intellectual property, and it may incur licensing fees or be forced to develop alternatives of its own. In addition, we may incur significant expenses, and may be forced to divert management’s time and other resources from its business and operations to defend against these third-party infringement claims, regardless of their merits. Successful infringement or licensing claims made against us may result in significant monetary liabilities and may materially disrupt its business and operations by restricting or prohibiting its use of the intellectual property in question, which may materially and adversely affect its business, financial condition, and results of operations.

Additionally, registering, managing, and enforcing intellectual property rights in the PRC is often difficult. Statutory laws and regulations may not be applied consistently due to the lack of clear interpretation guidance.

We have registered for certain trademarks in Hong Kong, China, and Taiwan. However, third parties may file applications to register the same or similar trademarks. In addition, third parties may object its registrations, and the relevant trademark authority may not rule in our favor in such disputes. If our trademarks are revoked or otherwise canceled, we may be prohibited from using those trademarks in its business operations, and we may need to change certain of its products logos, which may have an adverse effect on its business and operations.

We are party to a number of related party transactions, which may result in interdependence or potential conflicts of interest.

In the ordinary course of their business, our subsidiaries enter into transactions with related parties. Related parties may be individuals (being members of key management personnel and/or their close family members) or other entities and include entities which are under the significant influence of related parties of the Group and the Legacy Group. Such interdependence may mean that any material adverse changes in the operations or financial condition of related parties could adversely affect our results of operations. We expect that it will continue to enter into transactions with related parties.

While we employ strong corporate governance provisions and related party transaction policies that require such transaction to be conducted on an arm’s length basis, there can be no assurance that relevant government regulators will make the same conclusion with respect to such transactions. Further, there can be no assurance that such related party transactions, if questioned, will not have an adverse effect on our business or results of operations.

We operate in a variety of heavily regulated industries in Hong Kong and globally, which expose its business activities to risks of noncompliance with an increasing body of complex laws and regulations.

Due to the heavily regulated nature of the industries in which we operate, primarily the insurance, Mandatory Provident Fund (MPF), asset management and money lending industries, we are required to comply with a wide array of Hong Kong laws and regulations that regulate, among other things, the manner in which they conduct their businesses, which of our operating entities can provide certain services, and the fees that they may charge. Governmental authorities and various Hong Kong agencies, including, among others, the Insurance Authority, the Mandatory Provident Fund Authority, the Securities and Futures Commission, and the Inland Revenue Department, have broad oversight and supervisory authority over us.

Because of the financial services that we offer and deliver, we engage in the relevant service must be licensed in Hong Kong as well as all relevant jurisdictions that require licensure and must comply with each such jurisdiction’s respective laws and regulations, as well as with judicial and administrative decisions applicable to it. Presently, in Hong Kong, we maintain Insurance Broker Licenses, HKSFC Licenses, and Money Lenders Licenses, in addition to their business registrations with the Hong Kong Companies Registry. In addition, these companies are currently subject to a variety of, and may in the future become subject to additional, laws that are continuously evolving and developing, including laws on advertising as well as privacy laws.

These licensing requirements and other regulations directly impact our business and require ongoing compliance, monitoring, and internal and external audits as they continue to evolve and may result in ever-increasing public scrutiny and escalating levels of enforcement and sanctions. Subsequent changes to data protection and privacy laws, for instance, could impact how we process personal information, and therefore limit the effectiveness of its products or services or its ability to operate or expand its business, including limiting strategic partnerships that may involve the sharing of personal information.

Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased over time, in response to financial crises as well as other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the financial services sector in Hong Kong and the other markets where we operate. Our management expects that its business will remain subject to extensive regulation and supervision. These regulatory changes could result in an increase in our regulatory compliance burden and associated costs and place restrictions on its operations. Our failure to comply with applicable licensing requirements and relevant laws and regulations could lead to, among other things:

●	loss of its licenses and approvals to engage in its businesses;

●	damage to its reputation in the industry;

●	governmental investigations and enforcement actions;

●	administrative fines and penalties and litigation;

●	civil and criminal liability, including class action lawsuits;

●	increased costs of doing business;

●	diminished ability to sell financial products;

●	inability to raise capital; and

●	inability to execute on its business strategy, including its growth plans.

As applicable licensing requirements and laws evolve, it may be more difficult for our management to identify these developments comprehensively, to interpret changes accurately, and to train our employees effectively with respect to these laws and regulations. These difficulties potentially increase our exposure to the risks of noncompliance with these licensing requirements, laws, and regulations, which could be detrimental to its business. In addition, a failure to adequately vet and supervise our clients, service providers and vendors, to the extent they are covered by such licensing requirements, laws, and regulations, may also have these negative results.

To resolve issues raised in examinations or other governmental actions, we or certain of our subsidiaries may be required to take various corrective actions, including changing certain business practices, making refunds or taking other actions that could be financially or competitively detrimental to it. Our management expects to continue to incur costs to comply with governmental regulations. In addition, certain legislative actions and judicial decisions can give rise to the initiation of lawsuits against us for activities that it has conducted in the past. We have been, and its management expects it to continue to be, subject to regulatory enforcement actions and private causes of action from time to time with respect to its compliance with applicable laws and regulations.

Although we have systems and procedures directed to comply with these legal and regulatory requirements, there can be no assurance that more restrictive laws and regulations will not be adopted in the future, or that governmental bodies or courts will not interpret existing laws or regulations in a more restrictive manner, which could render its current business practices non-compliant or which could make compliance more difficult or expensive. Any of these, or other, changes in laws or regulations could have a detrimental effect on us and its results of operations.

We are subject to evolving regulatory requirements, and failure to comply with these regulations or to adapt to regulatory changes could materially and adversely affect its operations, business, and prospects.

Many of our aspects, including brokerage and technology services to individual investors, banks, and insurance companies, insurance loss adjustment services, online publication services relating to financial product information, facilitating consumer lending products for banks and online small loan companies, managing and distributing various asset management products, and electronic certification services are subject to supervision and regulation by various governmental authorities in Hong Kong or in other jurisdictions where we operate. As we continue to expand its solutions and product offerings, the group may be subject to new and more complex regulatory requirements.

We are also required to comply with applicable laws and regulations in relevant jurisdictions to protect the privacy and security of its customers’ information. Legal and regulatory restrictions may delay, or possibly prevent, some of our solutions or services from being offered, which may have a material adverse effect on its business, financial condition, and results of operations. Violation of laws and regulations may also result in severe penalties, confiscation of illegal income, revocation of licenses and, under certain circumstances, criminal prosecution.

For example, the regulatory framework governing financial technology services is unclear and evolving. New laws or regulations may be promulgated, which could impose new requirements or prohibitions that render our current operations or technologies non-compliant. In addition, due to uncertainties and complexities of the regulatory environment, it cannot be assured that regulators will interpret laws and regulations the same way as we do, or that we will always be in full compliance with applicable laws and regulations. To remedy any violations, we may be required to modify its business models, solutions, and technologies in ways that render its solutions less appealing to potential customers. We may also become subject to fines or other penalties, or, if we determine that the requirements to operate in compliance are overly burdensome, it may elect to terminate potentially non-compliant operations. In each such case, our business, financial condition and results of operations may be materially and adversely affected.

We may be adversely affected by the complexity, uncertainties, and changes in regulation of internet-related businesses and companies, and any lack of requisite approvals, licenses, or permits applicable to our business may have a material adverse effect on its business and results of operations.

The Hong Kong government extensively regulates the internet industry, including foreign ownership of, and the licensing and permit requirements pertaining to, companies in the industry. These internet-related laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainties. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be in violation of applicable laws and regulations.

The interpretation and application of existing Hong Kong laws, regulations and policies, and possible new laws, regulations, or policies, including those relating to the internet industry, have created substantial uncertainties regarding the legality of existing and future foreign investments in, and our businesses and activities. There can be no assurance that we have obtained all the permits or licenses required for conducting its business or that it will be able to maintain or update its existing licenses or obtain new ones. If a government authority considers that we were operating without the proper approvals, licenses, or permits or promulgates new laws and regulations that require additional approvals or licenses or imposes additional restrictions on the operation of any part of its business, it may levy fines, confiscate our income, revoke its business licenses, and/or require us to discontinue its relevant business or impose restrictions on the affected portion of its business. Any of these actions may have a material adverse effect on our business and results of operations.

Uncertainties in the interpretation and enforcement of Hong Kong laws and regulations could limit the legal protections available to us and our investors.

Hong Kong laws and regulations concerning the internet-related  and financial services industries are developing and evolving. Although we have taken measures to comply with the laws and regulations applicable to its business operations and to avoid conducting any non-compliant activities under these laws and regulations, governmental authorities may promulgate new laws and regulations regulating the internet-related and financial services industries. There can be no assurance that our operations would not be deemed to violate any such new laws or regulations. Moreover, developments in the internet-related industries and financial services industry may lead to changes in existing laws, regulations, and policies in Hong Kong, or in the interpretation and application of existing laws, regulations, and policies, which in turn may limit or restrict us and could materially and adversely affect its business and operations.

Fluctuations in exchange rates could have a material adverse effect on our results of operations and the price of the Company’s shares.

The value of the Hong Kong dollar against the U.S. Dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions in Hong Kong and China and by Hong Kong and China’s foreign exchange policies. Presently, the value of the Hong Kong dollar is pegged to the U.S. Dollar. However, on July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. Dollar, and the Renminbi appreciated more than 20% against the U.S. Dollar over the following three years. Between July 2008 and June 2010, this appreciation halted and the exchange rate between the Renminbi and the U.S. Dollar remained within a narrow band. Since June 2010, the Renminbi has fluctuated against the U.S. Dollar, at times significantly and unpredictably. On November 30, 2015, the Executive Board of the International Monetary Fund (IMF) completed the regular five-year review of the basket of currencies that make up its Special Drawing Rights, or the SDR, and decided that with effect from October 1, 2016, the Renminbi is considered to be a freely usable currency and will be included in the SDR basket as a fifth currency, along with the U.S. Dollar, the Euro, the Japanese yen and the British pound. With the development of the foreign exchange market and progress towards interest rate liberalization and Renminbi internationalization, the PRC government may announce further changes to its exchange rate system. Given the political uncertainty surrounding Hong Kong, there can be no assurance that the Hong Kong dollar will remain pegged to the U.S. Dollar and that it will not appreciate or depreciate significantly in value against the U.S. Dollar in the future. It is difficult to predict how market forces or Hong Kong, PRC, or U.S. government policies may affect the exchange rate between the Hong Kong dollar and the U.S. Dollar in the future.

Substantially all of our revenue and costs are denominated in Hong Kong dollars. Any significant revaluation of the Hong Kong dollar may have a material and adverse effect on an investment in the Company. For example, to the extent that the Company needed to convert U.S. Dollars received from the Business Combination or other capital markets transactions or borrowings outside Hong Kong into Hong Kong dollars for operations, appreciation of the Hong Kong dollar against the U.S. Dollar would have an adverse effect on the amount the Company would receive from the conversion. Conversely, if the Company decided to convert its Hong Kong dollars into U.S. Dollars for the purpose of making payments for dividends on its ordinary shares or for other business purposes, appreciation of the U.S. Dollar against the Hong Kong dollar would have a negative effect on the U.S. Dollar amount available to the company.

We face risks related to natural disasters, health epidemics, civil and social disruption and other outbreaks, which could significantly disrupt its operations.

We are vulnerable to natural disasters and other calamities. Fire, floods, typhoons, earthquakes, power losses, telecommunications failures, break-ins, wars, riots, terrorist attacks, strikes, civil or social disruption (including protests in Hong Kong in June 2019) or similar events may give rise to server or service interruptions, breakdowns, system failures, technology platform failures, employee issues, or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware, as well as adversely affect our ability to maintain its financial platform and provide its solutions to customers. Our business could also be adversely affected by the effects of COVID-19, Ebola virus disease, Zika virus disease, various forms of influenza, Severe Acute Respiratory Syndrome or SARS, or other epidemics.

Our business, results of operations, financial conditions, and prospects could also be adversely affected to the extent that any natural disasters, health epidemics, civil and social disruption and other outbreaks harm the Hong Kong, Chinese, or global economy in general.

Russia’s invasion of Ukraine may present risks to our operations and investments.

Russia’s recent military interventions in Ukraine have led to, and may lead to, additional sanctions being levied by the United States, European Union and other countries against Russia. Russia’s military incursion and the resulting sanctions could adversely affect global energy and financial markets and thus could affect the value of our investments, even though we do not have any direct exposure to Russia or the adjoining geographic regions. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions caused by Russian military action or resulting sanctions may magnify the impact of other risks described in this section. We cannot predict the progress or outcome of the situation in Ukraine, as the conflict and governmental reactions are rapidly developing and beyond their control. Prolonged unrest, intensified military activities, or more extensive sanctions impacting the region could have a material adverse effect on the global economy, and such effect could in turn have a material adverse effect on our operations, results of operations, financial condition, liquidity and business outlook.

Risks Related to Our Shares

Our share price has been, and could continue to be, volatile.

There has been significant volatility in the market price and trading volume of equity securities, which may be unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations could negatively affect the market price of our stock. The market price and volume of our ordinary shares could fluctuate, and in the past has fluctuated, more dramatically than the stock market in general. During the 12 months ended December 31, 2022, the market price of our ordinary shares has ranged from a high of $11.65 per share (on November 3, 2022) to a low of $1.54 per share (on December 30, 2022). Shareholders may not be able to resell their shares at or above the price they paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects or other factors. Some factors, in addition to the other risk factors identified above, that could have a significant effect on our stock market price include, but are not limited to, the following:

●	actual or anticipated fluctuations in our operating results or future prospects;

●	our announcements or our competitors’ announcements of new services;

●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	changes in accounting standards, policies, guidance, interpretations, or principles;

●	changes in our growth rates or our competitors’ growth rates;

●	developments regarding our patents or proprietary rights or those of our competitors;

●	our inability to raise additional capital as needed;

●	concerns or allegations as to the safety or efficacy of our products;

●	changes in financial markets or general economic conditions;

●	sales of shares by us or members of our management team, our significant shareholders, or certain institutional shareholders; and

●	changes in stock market analyst recommendations or earnings estimates regarding our stock, other comparable companies or our industry generally.

Shareholders could experience substantial dilution of their investment as a result of future sales of our equity, subsequent exercises of our outstanding warrants and options, or the future grant of equity by us.

We may choose to raise additional capital from time to time, even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional funds through the future sale of equity or convertible securities, the issuance of such securities will result in dilution to our stockholders. The price per share at which we sell additional ordinary shares, or securities convertible or exchangeable into ordinary shares, in future transactions may be higher or lower than the price per ordinary share paid by investors in the offering. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders.

In addition, shareholders could experience substantial dilution of their investment as a result of subsequent exercises of outstanding warrants, or the grant of future equity-based awards. As of December 31, 2022, an aggregate of 5,946,100 ordinary shares were reserved for issuance under our equity incentive plans, and 4,825,000 ordinary shares were subject to warrants at an exercise $11.50 per share. To the extent that outstanding warrants are exercised, our existing shareholders could experience dilution.

We rely on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers could further dilute our shareholders’ interests in the Company.

Because we do not intend to pay cash dividends, our stockholders will benefit from an investment in our ordinary shares only if it appreciates in value.

We intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of an investment in our ordinary shares will depend entirely upon any future appreciation. There is no guarantee that our ordinary shares will appreciate in value or even maintain the price at which our shareholders purchased their shares.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

The trading market for our ordinary shares will depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. There can be no assurance that analysts will cover us or provide favorable coverage. If one or more of the analysts who cover us downgrade our stock or change their opinion of our stock, our share price would likely decline. If one or more of these analysts cease coverage of the Company or fail to regularly publish reports on the Company, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

AGBA’s headquarters in Hong Kong is located at AGBA Tower, 68 Johnston Road, Wan Chai, Hong Kong, which cover approximately 40,000 square feet pursuant to an operating lease in a term of 6 years that will expire in 2026.

The lease agreement for the building, between Viewbest Investments Limited (Viewbest), as landlord, and Legacy Group, was executed on June 14, 2019.

While we are not the party to the AGBA Tower lease agreement, we are currently occupying space in the building.

We believe our current facility is suitable and adequate to meet our current needs.

AGBA also owns two office premises located at Kaiseng Commercial Centre, No 4 & 6, Hankow Road, Kowloon, Hong Kong and One Island South, No. 2 Heung Yip Road, Hong Kong for rental purpose.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may be subject to various legal proceedings, investigations, or claims that arise in the ordinary course of our business activities. Except for the proceeding below, the Company is not currently a party to any other legal proceedings the outcome of which, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on its business, financial condition, and results of operations.

Action Case: HCA702/2018

On March 27, 2018, the writ of summons was issued against the Company and seven related companies of the former shareholder by the Plaintiff. This action alleged the infringement of certain registered trademarks currently registered under the Plaintiff. Subsequent to the year ended December 31, 2022, in February 2023, the Court granted leave for this action be set down for trial of 13 days, which the period has yet to be fixed. Legal counsel of the Company will continue to handle in this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonably possible loss, if any.

Action Case: HCA765/2019

On April 30, 2019, the writ of summons was issued against the Company’s subsidiary, three related companies and the former directors, shareholders and financial consultant by the Plaintiff. This action alleged the deceit and misrepresentation from an inducement of the fund subscription and claimed for compensatory damage of approximately $2 million (equal to HK$17.1million). The case is on-going and the parties have yet to attempt mediation. Legal counsel of the Company will continue to handle in this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonably possible loss, if any.

HCA 2097/2020 and HCA 2098/2020

On December 15, 2020, the writs of summons were issued against the Company and the former consultant by the Plaintiff. This action alleged the misrepresentation and conspiracy causing the loss from the investment in corporate bond and claimed for compensatory damage of approximately $1.67 million (equal to HK$13 million). The Company previously made $0.84 million as contingency loss for the year ended December 31, 2021. The parties participated in a mediation held on March 25, 2022 and negotiated for settlement through without prejudice correspondence, no settlement was reached. There is an up-coming case management hearing on July 25, 2023 and legal counsel of the Company will continue to handle this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or any further potential loss, if any.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We completed the Business Combination with AAL on November 14, 2022. Prior to that date, and before the completion of the Business Combination with AAL, the units, ordinary shares, warrants, and rights of AAL traded on the Nasdaq under the ticker symbols “AGBAU,” “AGBA,” “AGBAW,” and “AGBAR,” respectively. After the completion of the Business Combination, the post-combination company has been renamed “AGBA Group Holding Limited” and its ordinary shares and warrants began trading on the Nasdaq Capital Market on November 15, 2022 under the ticker symbols “AGBA” and “AGBAW,” respectively.

Holders of Record

Immediately after giving effect to the Business Combination, we had 58,376,985 ordinary shares issued and outstanding, and 4,825,000 warrants outstanding. As of March 10, 2023, there were approximately 19 registered holders of record of our ordinary shares and one registered holder of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names. The actual number of holders of our ordinary share and warrants may be greater than our record holders.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends in the immediate future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to potentially repay any indebtedness and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board, subject to compliance with covenants in current and future agreements governing our and our subsidiaries’ indebtedness, and will depend on our results of operations, financial condition, capital requirements and other factors that our board may deem relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities by the issuer or affiliated purchasers, as defined in Rule 10b-18(a) (3) the Securities Exchange Act of 1934, during the fourth quarter of our fiscal year ended December 31, 2022.

Recent Sale of Unregistered Securities and Use of Proceeds

There have been no other unregistered sales of equity securities during the year ended December 31, 2022, which have not been previously disclosed on a Current Report on Form 8-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2022 with respect to the shares of the Company’s ordinary shares that may be issued under the AGBA Group Holding Limited Share Award Scheme.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	5,729,297
Equity compensation plans not approved by security holders	—	—	—
Total	-		5,729,297

Performance Graph

We are a “smaller reporting company,” as defined by Item 10(f)(1) of Regulation S-K, and therefore are not required to provide the information required by paragraph (e) of Item 201 of Regulation S-K.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our audited consolidated financial statements included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon our current expectations, estimates and projections, and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements due to, among other considerations, the matters discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview

We are a leading one-stop financial supermarket based in Hong Kong servicing over 400,000 individual and corporate customers. We offer the broadest set of financial services and healthcare products in the Guangdong-Hong Kong-Macao Greater Bay Area (GBA) through a tech-led ecosystem, enabling clients to unlock the choices that best suit their needs.

We currently operate four major areas of businesses, comprising of:

1.	Distribution Business: The Group’s powerful financial advisor business is the largest in the market, it engages in the personal financial advisory business (including advising and sales of a full range of financial services products including long-term life insurance, savings and mortgages), with additional internal and external channels being developed and added.

2.	Platform Business: The Group operates as a “financial supermarket” offering over 1,800 financial products to a large universe of retail and corporate customers.

3.	Healthcare Business: Through the Group’s 4% stake in and a strategic partnership with HCMPS, operating as one of the largest healthcare management organizations in the Hong Kong and Macau region, with over 800 doctors in its network. Established in 1979, it is one of the most reputed healthcare brands in Hong Kong.

4.	Fintech Business: The Group has an ensemble of leading FinTech assets and businesses in Europe and Hong Kong. In addition to financial gains, the Group also derives substantial knowledge transfers from its investee companies, supporting the development and growth of the Group’s new business models.

Distribution Business

The Distribution Business comprises a variety of captive financial services distribution channels. We have built a market leading financial advisors distribution channel in Hong Kong. We have also built other distribution channels alongside our market leading financial advisors business.

Our combined captive distribution channels enable us to directly access one of the largest pools of customers accessible to independent financial services providers in Hong Kong.

Channel	Description
Financial Advisors Business (“FA Business”)	“Focus” is engaged in the distribution of life insurance, asset management, property-casualty and Mandatory Provident Fund products through its teams of independent financial advisors (brokers).

Alternative Distribution Business	A collection of distribution channels, including salaried financial planners targeting HNWI, development teams pursuing corporate partnerships and incubating financial advisors teams.

Digital Business	AGBA Money is a direct-to-consumer digital app that provides various financial products and services to retail customers.

Our largest distribution channel is the FA Business, operating under the brand name Focus. With its large salesforce of financial advisors, “Focus” provides a wide range of financial products and independent advisory services to individual and corporate customers, primarily in connection with life insurance products. Our FA Business has been the clear market leader in the insurance brokerage industry in Hong Kong for decades, building up a large and highly productive salesforce. As of December 31, 2022, there were around 1,600 financial advisors at “Focus”, organized into 32 sales teams. Each team is led by a “tree head”, responsible for managing the financial advisors within their teams.

In addition to the FA Business, during 2022, we expanded our distribution footprint with the establishment and expansion of a number of additional distribution channels, collectively known as our Alternative Distribution Business. These distribution channels are targeted at specific customer segments and/or capturing specific distribution opportunities.

Combined with our Digital Business, we now have a well-diversified range of distribution channels and capabilities.

During 2022, we continued to make significant investments into developing and expanding our financial advisors salesforce, broadening and deepening the product range, as well as upgrading the supporting infrastructure. Our infrastructure not only supports the financial consultants in engaging with their customers, it also provides extensive operational support in relation to the processing of transactions, associated payment flows, as well as after-sales services. Building our infrastructure required substantial investments into technological, operational and financial systems, as well as the development of comprehensive operational and support teams (operations support, customer services, payments, etc.). Since many of the financial products offered to our customers are regulated, on top of the various operational requirements, we have built significant internal capabilities in the areas of risk and internal control, as well as legal and compliance to ensure an appropriate level of regulatory compliance and supervision.

As a result of our efforts to expand our distribution capabilities and improve our supporting infrastructure, we have successfully developed these inter-related strategic assets:

●	Vast customer base in Hong Kong and growing customer base in Mainland China.

●	State-of-the-art supporting infrastructure.

●	Relationships with and access to a broad range of leading global financial product providers.

●	Deep market knowledge and understanding.

●	Highly productive and well-trained salesforce.

We will continue to capitalize on these core strategic assets and match them with the emerging opportunities in our three core industries (life insurance, wealth management and healthcare).

For the year ended December 31, 2022, the Company made $24.6 million from commission in the Distribution Business. The revenue attributed to the Company during 2022 only captured an insignificant portion of the revenues actually generated by the financial advisors currently associated with Focus.

Upon the re-opening of China Border, we will continue to widen our distribution footprint and actively explore further opportunities to develop partnerships and generate customer leads on the ground in Mainland China, as well as refining our abilities to service our customer base. We expect sales volumes to return to the levels previously recorded, prior to the pandemic period, especially with the re-opening of the Mainland border and the ongoing integration of Hong Kong into the Greater Bay area.

Platform Business

The Platform business, through OPH and its subsidiaries, is a one-stop financial supermarket with a breadth of products and services that is unrivaled in Hong Kong sourced from leading global product providers.

The Platform Business was set up to take advantage of the decades-long experience we built up in supporting the largest financial advisors salesforce in Hong Kong. We were already servicing a large pool of customers and in the process, built up a wide library of world class financial products and constructed a state-of-the-art technological and operational infrastructure.

The Platform Business now operates this full-service platform under its “OnePlatform” brand and has opened it up to banks, other financial institutions, family offices, brokers, and individual independent financial advisors that are looking for support in advising and serving their retail clients.

Our technology-enabled Platform Business offers a wide range of financial products, covering life insurance, pensions, property-casualty insurance, stock brokerage, mutual funds, money lending and real estate agency.

In addition to its unrivaled product-shelf, the Platform Business offers digital-enabled sales management and support solutions, business operations support, comprehensive customer services, and training support.

Currently, our platform financial services and investment products mainly comprise mutual fund distributions, portfolio management, money lending, insurance and Mandatory Provident Fund (MPF) products, and international real estate referral and brokerage services, as discussed below:-

As of December 31, 2022, OnePlatform made $6.3 million in commissions and recurring service fees representing a 34% decline from 2021. 2022 revenues reflect only commission and service fees generated after the business combination effected in November 2022. OnePlatform also made $0.2 million in interest income from loans it granted to customers. OnePlatform further made commission income from the agency of real estate projects.

The OnePlatform brand currently covers 44 insurance providers selling 657 products, and 40 asset management fund houses with over 1,000 products.

Fintech Business

The Fintech Business has collected an ensemble of valuable fintech assets in its investment portfolio. Fintech Business’ management team has strived to establish the business as a leading name in the fintech investment sector.

Core Fintech investments held under the Fintech Business as of December 31, 2022 include:

1.	An investment in Tandem Money Limited, a UK digital bank.

2.	An investment in CurrencyFair Limited, a B2B and B2C payments company.

3.	An investment in Oscar Health Inc., a US direct-to-consumer digital health insurer.

4.	An investment in Goxip Inc., a fashion media platform based in Hong Kong.

5.	An investment in LC Healthcare Fund I, L.P., a PRC healthcare and healthtech investment fund.

	Carrying amount in US$ thousands (1)
	December 31, 2022	December 31, 2021
Tandem Money Limited	16,031	17,912
CurrencyFair Limited	5,718	5,790
Oscar Health Inc.	2,443	7,795
Goxip Inc.	513	1,271
LC Healthcare Fund I, L.P.	11,805	—

Notes:

(1)	Carrying amount represents Fintech’s attributable interest in the investment portfolio asset.

The Fintech Business previous investments include an investment in Nutmeg, a UK-based digital wealth manager, focused on robo-advisory and digital wealth management services. In June 2021, JPMorgan Chase complete its 100% acquisition of Nutmeg.

Healthcare Business

We currently hold a 4% equity stake in HCMPS, one of the leading healthcare management organizations in Hong Kong.

Founded in 1979 and currently operating under the Dr. Jones Fok & Associates Medical Scheme Management Limited (“JFA”) brand, JFA is one of the most reputed healthcare brands in Hong Kong. It has four self-operated medical centres and a network of over 700 healthcare service providers – providing healthcare schemes for more than 500 corporate clients with over 300,000 scheme members. JFA’s clients include blue chip companies from various industry and leading insurers. Apart from Hong Kong, JFA is the largest operator in Macau with around 70 clinics.

JFA operates a city-wide medical network that includes 340 general practitioners (“GP”), 11 laboratories and imaging centers, 273 specialist doctors, 25 physiotherapy centers, 12 Chinese medicine practitioner clinics, all based in Hong Kong, and 69 GP clinics in Macau. Over 380,000 out-patient and in-patient visits are recorded annually through HCMPS’s medical network. JFA offers its patients a full range of medical services, including general services, specialist services, physiotherapy, Chinese medicine, dental, vaccination, X-ray, laboratories and imaging services.

We believe that the future of healthcare is in “Smart Health” – technology that offers improved patient-care management and leverages data as the new tool for solving complex healthcare challenges with reduced operating costs. We will focus on technology/digitalization and consumerization of healthcare to create an ecosystem empowering customers to proactively manage their health and well-being and to improve their access to healthcare at a lower cost – with connectivity across the care continuum. We believe that JFA has the captive customer base, infrastructure and product/service offerings to optimize customer experience to further grab market share.

We are currently working to transform JFA into the best medical care institution in Asia by 2025, redefining industry standards in the Greater Bay Area and offering market-leading customer care and best-in-class infrastructure empowered by data analytics.

Recent Development

Business Combination

On November 14, 2022, we consummated the Business Combination with AGBA Acquisition Limited. Pursuant to the Business Combination Agreement, AGBA Acquisition Limited became, through an acquisition merger, the 100% owner of the issued and outstanding securities of each of TAG International Limited (“B2B” or “TIL”) and TAG Asia Capital Holdings Limited (“Fintech” or “TAC”), in exchange for 55,500,000 ordinary shares of AGBA, par value US$0.001 per share to TAG (subject to certain indemnity holdback provisions as outlined in the Business Combination Agreement). For more information, see Note 4 to the Company’s consolidated financial statements, Reverse Recapitalization with AGBA Acquisition Limited.

The Business Combination is anticipated to be accounted for as a reverse merger in accordance with U.S. GAAP. Under this method of accounting, we will be treated as the “acquired” company for financial reporting purposes. This determination was primarily based on TAG’s majority of the voting power of the post-combination company, TAG’s senior management comprising all of the senior management of the post-combination company, and our operations comprising the ongoing operations of the post-combination company. Accordingly, for accounting purposes, the Business Combination will be treated as the equivalent of our issuing shares for the net assets of AGBA, accompanied by a recapitalization. The net assets of AGBA will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination will be our continuing operation.

Key Factors Affecting Our Results of Operations and Future Performance

We believe that our financial performance has been, and in the foreseeable future will continue to be, primarily driven by multiple factors as described below, each of which presents growth opportunities for our business. These factors also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations. Our ability to successfully address these challenges is subject to various risks and uncertainties, including those described in Part I, Item 1A of this Form 10-K.

Key Components of Results of Operations

Currently, we are operating the below business segments and generating operating revenue streams as follows:

Segments	Operating Revenues from Major Business Activities

Distribution Business	-	Facilitating the placement of insurance, investment, real estate and other financial products and services to our customers, through licensed brokers, in exchange for initial and ongoing commissions received from product providers, including insurance companies, fund houses and other product specialists.

Platform Business	In exchange for receiving platform commissions or fees:

	-	Providing access to financial products and services to licensed brokers.

	-	Providing operational support for the submission and processing of product applications.

	-	Providing supporting tools for commission calculations, customer engagement, sales team management, customer conversion, etc.

	-	Providing training resources and materials.

	-	Facilitating the placement of investment products for the fund and/or product provider, in exchange for the fund management services

	-	Providing the lending services whereby the Company makes secured and/or unsecured loans to creditworthy customers

	-	Solicitation of real estate sales for the developers, in exchange for commissions

Fintech Business	-	Managing an ensemble of fintech investments

Healthcare Business	-	Managing healthcare investment

All of the Company’s revenues were generated in Hong Kong.

Operating Revenue and Other Gain (Loss)

We have disaggregated our operating revenue from contracts with customers into categories based on the nature of the revenue, as well as other gains (losses) from our investment portfolio. The following table presents the revenue streams by segments, with the presentation of revenue categories presented on the consolidated statements of operations for the years indicated:

	For the year ended December 31, 2022
	Distribution Business #	Platform Business	Fintech Business	Healthcare Business	Total

Interest income
Loans	$-	$176,175	$-	$-	$176,175

Non-interest incomes:
Commissions	24,610,309	1,951,382	-	-	26,561,691
Recurring service fee	-	4,342,361	-	-	4,342,361
	-	-		-
Total revenues	$24,610,309	$6,469,918	$-	$-	$31,080,227

Investment loss, net	$-	$-	$(8,937,431)	$-	$(8,937,431)

	For the year ended December 31, 2021
	Distribution Business	Platform Business	Fintech Business	Healthcare Business	Total

Interest income
Loans	$-	$961,522	$-	$-	$961,522

Non-interest incomes:
Commissions	929,555	4,238,678	-	-	5,168,233
Recurring service fee	-	5,338,848	-	-	5,338,848
Total revenues	$929,555	$10,539,048	$-	$-	$11,468,603

Investment income, net	$-	$-	$130,255,232	$-	$130,255,232

#	prior to the consummation of Business Combination, which was effected in November 2022, commissions generated by the financial advisors currently associated with Focus, along with associated potential platform commissions and fees, were attributable to the Legacy Group.

Operating Costs

Commission Expense

Commission expense represent the portion of premiums from insurance or investment products retained by financial consultants, pursuant to the terms of their respective contracts. Commission rates vary by market due to local practice, competition and regulations. Commissions fluctuate directly in relation to sales volume.

Sales and Marketing Expense

Sales and Marketing Expense primarily consist of personnel-related costs attributable to our sales and marketing personnel, marketing expense for brand promotion and spending on marketing programs to launch the insurance and investments products distributed by consultants.

Technology Expense

Technology expense primarily include personnel-related costs attributable to our IT team, technology contractors, server facilities expenses, telecommunications expenses, software and hardware expenses to support and maintain the Platform Business infrastructure.

Personnel and Benefit Expense

Personnel and benefit expense primarily consist of personnel-related costs and benefits, stock-based compensation costs for employees in our executive, accounting and finance, project management, corporate development, office administration, legal and human resources functions.

Other General and Administrative Expenses

Other general and administrative expenses primarily consist of rent and facilities expenses allocated based upon total direct costs, as well as, professional services fees, such as consulting, audit, tax and legal fees, general corporate costs and allocated overhead expenses.

We expect that our general and administrative expenses will continue to increase in future periods, primarily due to increased headcount to support anticipated growth in our Distribution and Platform Businesses, and due to incremental costs associated with operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC and stock exchange listing standards, public relations, insurance and professional services.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021:

The following tables set forth our results of operations for the years presented in U.S. dollars (in thousands) :

	Years ended December 31,
	2022	2021	Variance
	(US$ in thousands)		$	%
Revenues:
Interest income:
Loans	176	962	(786)	(81.70)
Total interest income	176	962	(786)	(81.70)
Non-interest income:
Commissions	26,562	5,168	21,394	413.97
Recurring service fees	3,372	4,392	(1,020)	(23.22)
Total non-interest income	29,934	9,560	20,374	213.12
Total revenues from others	30,110	10,522	19,588	186.16
Non-interest income:
Recurring service fees	970	947	23	2.43
Total revenues from related parties	970	947	23	2.43
Total revenues	31,080	11,469	19,611	170.99
Operating cost and expenses:
Interest expense	(141)	(484)	(343)	(70.87)
Commission expense	(18,823)	(3,866)	14,957	386.89
Sales and marketing expense	(11,142)	(206)	10,936	5,308.74
Technology expense	(1,209)	(414)	795	192.03
Personnel and benefit expense	(21,928)	(9,153)	12,775	139.57
Other general and administrative expenses	(6,188)	(5,793)	395	6.82
Total operating cost and expenses	(59,431)	(19,916)	39,515	198.41
Loss from operations	(28,351)	(8,447)	19,904	235.63
Other income (expense):
Bank interest income	99	48	51	106.25
Interest income, related party	—	204	(204)	(100)
Foreign exchange loss, net	(2,643)	(915)	1,728	188.85
Loss on equity method investments	—	(1,597)	(1,597)	(100)
Investment (loss) income, net	(8,937)	130,255	(139,192)	(106,86)
Change in fair value of warrant liabilities	9	—	9	N/A
Change in fair value of forward share purchase liability	(5,393)	—	5,393	N/A
Rental income	315	—	315	N/A
Sundry income	505	421	84	19.95
Total other (expense) income, net	(16,045)	128,416	(144,461)	(112.49)
(Loss) income before income taxes	(44,396)	119,969	(164,365)	(137.01)
Income tax expense	(125)	(23,505)	(23,380)	(99.47)
NET (LOSS) INCOME	(44,521)	96,464	(140,985)	(146.15)

Revenue

The following table summarizes the major operating revenues from the year ended December 31, 2022, as compared to the corresponding year ended December 31, 2021:

	Years ended December 31
	2022	2021	Variance
	(US$ in thousands)		$	%
Business segment
Distribution Business	24,610	930	23,680	2,546.24
Platform Business	6,470	10,539	(4,069)	(38.61)
Fintech Business	—	—	—	—
Healthcare Business	—	—	—	—
TOTAL	31,080	11,469	19,611	170.99

Distribution Business

The Distribution Business contributed 79.18% and 8.11% of the total revenue for the years ended December 31, 2022 and 2021, respectively. Income from the Distribution Business mainly related to commissions earned, which significantly increased by US$23.7 million, or 2,546.24%, from US$0.9 million in 2021 to US$24.6 million in 2022. The largest segment of the Distribution Business is our FA Business, operated under the “Focus” brand name. Prior to the consummation of Business Combination, which was effected in November 2022, commissions generated by the financial advisors currently associated with Focus, along with associated potential platform commissions and fees, were attributable to the Legacy Group and as such not reflected in the results for the Distribution Business for 2022 and 2021.

Summarized revenue breakdown by product and type of contracts:

	Years ended December 31,
	2022	2021	Variance
	(US$ in thousands)		$	%
By product:
Life insurance	$23,849	$707	23,142	3,273.27
Property-casualty insurance	205	25	180	720.00
Mandatory provident fund and related revenues	556	198	358	180.81
	$24,610	$930	23,680	2,546.24

By the type of contracts:
– New and or current year	$23,597	$262	23,335	8,906.49
– Recurring	1,013	668	345	51.65
	$24,610	930	23,680	2,546.24

Platform Business

The Platform Business contributed 20.82% and 91.89% of the total revenue for the years ended December 31, 2022 and 2021, respectively.

	Years ended December 31,
	2022	2021	Variance
	(US$ in thousands)		$	%
Commissions	1,951	4,239	(2,288)	(53.97)
Recurring service fees	4,343	5,339	(996)	(18.66)
Loans	176	961	(785)	(81.69)
	$6,470	$10,539	(4,069)	(38.61)

Operating Expenses

Commission Expense

	Years ended December 31,
	2022	2021	Variance
	(US$ in thousands)		$	%

Distribution Business	16,840	332	16,508	4,972.29
Platform Business	1,983	3,534	(1,551)	(43.89)
Fintech Business	—	—	—	—
Healthcare Business	—	—	—	—
Total	$18,823	$3,866	14,957	386.89

The Distribution Business contributed 89.47% and 8.59% of the total commission expense for the years ended December 31, 2022 and 2021, respectively. Commission expense for the Distribution Business increased by US$16.5 million, or 4,972.29%, from US$0.3 million in 2021 to US$16.8 million in 2022. As a result of the increase in revenue associated with the Distribution Business, commission expense significantly increased.

Sales and Marketing Expense

Sales and Marketing expense increased by US$10.9 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase in sales and marketing expense mainly reflects spending associated with “AGBA” corporate branding and associated product campaigns, celebrating it’s the successful listing, through public relations, corporate video and campaigns, digital marketing and public advertisements.

Technology Expense

Technology expense increased by US$0.8 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase was primarily due to increased headcount to support anticipated growth in the business and platform expansion.

Personnel and Benefit Expense

	Years ended December 31,
	2022	2021	Variance
	(US$ in thousands)		$	%
Personnel and benefit	$19,839	$9,153	10,686	116.75
Share based compensation	2,089	—	2,089	100.00
Total	$21,928	$9,153	12,775	139.57

Personnel and benefit cost increased by US$10.7 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase was primarily due to the increased headcount to support the continuing growth of the Platform Business and Distribution Business.

Share-Based Compensation

Upon the Closing of the Business Combination, the Share Award Scheme (the “Scheme”) was approved and adopted to recognize the contributions to the Business Combination by eligible employees, directors, and consultants and to retain them for our continuing operations and the development of our businesses.

On December 13, 2022, we granted 5,507,600 ordinary shares under the Scheme. 507,600 ordinary shares were vested immediately on the date of grant for compensating the contributions and prior services by and performance of eligible employees. The remaining 5,000,000 ordinary shares were granted as restricted share units (“RSUs”) to employees and consultants as additional compensation. These RSUs typically are vested over one to four years period from 2023 to 2026. The weighted average grant-date fair value of the shares granted during the year ended December 31, 2022 was $2.47 per share.

On December 29, 2022, we granted 438,500 ordinary shares under the Scheme to the directors and officers of the Company. The weighted average grant-date fair value of the shares granted during the year ended December 31, 2022 was $1.91 per share.

During  the year ended December 31, 2022, the Company recorded US$2.1 million in share-based compensation expense. There was no such expense during the year ended December 31, 2021.

Other General and Administrative Expense

	Years ended December 31,
	2022	2021	Variance
	(US$ in thousands)		$	%
Depreciation	$393	$45	348	773.33
Financial data subscription expense	532	214	318	148.60
Legal and professional fees	1,266	2,057	(791)	(38.45)
Management fee expense	3,190	2,464	726	29.46
Rent and facility expenses	—	655	(655)	(100.00)
Other operating expenses	807	358	449	125.42
Total	$6,188	$5,793	395	6.82

Total other general and administrative expenses increased by US$0.4 million, or 6.82%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The net increase was mainly due to the increase in financial data subscription expenses of US$0.3 million, depreciation of US$0.3 million, management fee expense of US$0.7 million, others of US$0.4 million, offset by a decrease in legal and professional fees of US$0.8 million and rent and facility expense of US$0.7 million.

Loss from Operations

Loss from operations increased by US$19.9 million, or 235.63%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase was mainly attributable to the increase in operating expenses of US$39.5 million.

Other Income (Expense), net

Bank Interest Income

Bank interest income increased by US$0.05 million for the year ended December 31, 2022.

Interest Income, Related Party

No interest income was earned for the year ended December 31, 2022, as compared to US$0.2 million of interest income for the year ended December 31, 2021. Interest income, related party mainly represented the bond interest income derived from certain corporate bonds issued by the shareholder, which were purchased in September 2020.

Foreign Exchange Loss, net

Foreign exchange loss mainly represented the unrealized net foreign exchange loss from the translation of long-term investments which are mostly denominated in Sterling. The net foreign exchange loss increased by US$1.73 million or 188.85% for the year ended December 31, 2022, as compared to the year ended December 31, 2021, due to the stronger Sterling exchange rate.

Loss on Equity Method Investments

No loss on equity method investment was shared by the Company for the year ended December 31, 2022, as compared to the year ended December 31, 2021. Loss on equity method investment mainly represented our share of the investees’ losses in Nutmeg, which was fully sold in September 2021.

Investment (Loss) Income, Net

	Years ended December 31,
	2022	2021	Variance
	(US$ in thousands)		$	%
Unrealized loss in marketable equity securities	$(5,331)	$(12,399)	(7,068)	(57.00)
Unrealized gain in non-marketable equity securities	2,137	3,532	(1,395)	(39.50)
Unrealized loss in non-marketable equity securities	(6,898)	-	6,898	N/A
Realized gain	-	139,122	(139,122)	(100.00)
Dividend income	1,155	-	1,155	N/A
Total	$(8,937)	$130,255	(139,192)	(106.86)

Investment loss increased by US$139.2 million, or 106.86%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021, mainly as a result of the realized gain on the sale of our investment into Nutmeg of US$139.1 million during the year ended December 31 2021.

Change in fair value of forward share purchase liability

The forward share purchase liability (“FSP liability”) under the Meteora Backstop Agreement is valued using a Black-Scholes model, which is considered to be Level 3 fair value measurement on a recurring basis. For the year ended December 31, 2022, the change in fair value of liability was $5.4 million, as recognized in the consolidated statements of operations.

Rental Income

Rental income increased by US$0.3 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021, which was earned from the leasing of our owned office premises.

Income Tax Expense

Income tax expense decreased by US$23.4 million, or 99.47%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily attributable to potential tax provision related to the capital gain on equity investments realized during the year ended December 31, 2021.

Net (Loss) Income

Net loss increased by US$141.0 million, or 146.15% for the year ended December 31, 2022, as compared to December 31, 2021, due primarily to the realized gain on the sale of our investment into Nutmeg during the year ended December 31 2021.

Liquidity and Capital Resources

Sources of Liquidity

We have a history of operating losses and negative cash flow. For the year ended December 31, 2021, we achieved profitability primarily due to cash proceeds of approximately US$186.82 million from the sale of its investment (Nutmeg) during the year. The remaining balance from the sale proceeds of US$1.86 million was subsequently received in January 2022. We, in turn, repaid a net amount of approximately US$163.80 million to the shareholder to pay off outstanding debt, and paid US$7.18 million as earnest deposit for the purchase of an office premise from the shareholder. Also, we paid US$3.43 million for the addition in long-term investments. As of December 31, 2021, we had a cash balance of US$38.6 million.

During the year ended December 31, 2022, we reported a net loss of US$44.52 million and reported a negative operating cash flow of US$19.30 million. As of December 31, 2022, our cash balance was US$6.45 million for working capital use. Our management estimates that currently available cash will not be able to provide sufficient funds to meet the planned obligations for the next 12 months starting December 31, 2022.

Our ability to continue as a going concern is dependent on our ability to successfully implement our plans. Our management believes that it will be able to continue to grow our revenue base and control expenditures. In parallel, AGBA continually monitors its capital structure and operating plans and evaluates various potential funding alternatives that may be needed in order to finance our business development activities, general and administrative expenses, and growth strategy. These alternatives include external borrowings, raising funds through public equity, or tapping debt markets. Although there is no assurance that, if needed, we will be able to pursue these fundraising initiatives and have access to the capital markets going forward. The consolidated financial statements attached to this Form 10-K do not include any adjustments that might result from the outcome of these uncertainties.

On November 14, 2022, we completed our business combination with AGBA Acquisition Limited. We renamed the combined entity “AGBA Group Holding Limited” and our ordinary shares and warrants began trading on the Nasdaq Capital Market on November 15, 2022 under the ticker symbols “AGBA” and “AGBAW,” respectively.

Future Liquidity

On a recurring basis, the primary future cash needs of the Company will be focused on operating activities, working capital, capital expenditures, investment, regulatory and compliance costs. The ability of the Company to fund these needs will depend, in part, on its ability to generate or raise cash in the future, which is subject to general economic, financial, competitive, regulatory, and other factors that are beyond its control.

Following the completion of Business Combination, we will independently manage the capital structure of the Company and our sources of liquidity. The ability to fund our operating needs will depend on its future ability to continue to generate positive cash flow from operations and raise capital in the capital markets. Our management believe that we will meet known or reasonably likely future cash requirements through the combination of cash flows from operating activities, available cash balances, and external borrowings and fund raising. Our management expects that the primary cash requirements in 2023 will be to fund capital expenditures for (i) expansion of the Platform Business and (ii) fintech investments.

If our sources of liquidity need to be augmented, additional cash requirements would likely need to be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms, or at all, in the future.

We expect that operating losses could continue into the foreseeable future as we continue to invest in growing our businesses. Based upon our current operating plans, our management believes that cash and equivalents will not be able to provide sufficient funds to its operations for at least the next 12 months from the date of its consolidated financial statements provided with this Form 10-K. However, these forecasts involve risks and uncertainties, and actual results could vary materially. Our management has based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. See “— Liquidity and Going Concern” below.

Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenues growth, the timing and extent of spending on sales and marketing, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our brand, and overall economic conditions. We may also seek additional capital to fund our operations, including through the sale of equity or debt financings. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Cash Flows

As of December 31, 2022, we had cash and cash equivalents totalling $6.4 million, and $44.8 million in restricted cash.

As of December 31, 2021, we had cash and cash equivalents totalling $38.6 million, and $34.5 million in restricted cash.

Comparison of the year ended December 31, 2022 and 2021

The following table summarizes our cash flows for the years presented:

	Year ended December 31,
	2022	2021
	(US$ in thousands)
Net cash used in operating activities	(19,304)	(2,154)
Net cash (used in) provided by investing activities	(14,189)	177,494
Net cash provided by (used in) financing activities	12,135	(163,872)
Effect on exchange rate change on cash and cash equivalents	(429)	(155)
Net change in cash, cash equivalents and restricted cash	(21,787)	11,313
Cash, cash equivalents and restricted cash, at the beginning	73,081	61,768
Cash, cash equivalents and restricted cash, at the end	51,294	73,081
Representing as:-
Cash and cash equivalents	6,450	38,595
Restricted cash – forward share purchase agreement	15,356	—
Restricted cash – fund held in escrow	29,488	34,486
	51,294	73,081

The following table sets forth a summary of our working capital:

	December 31, 2022	December 31, 2021	Variance	%
Total Current Assets	$55,756	$83,779	$(28,023)	(33.45)
Total Current Liabilities	$97,021	$61,364	$35,657	58.11
Working Capital (Deficit)	$(41,265)	$22,415	$(63,680)	(284.10)

Working Capital (Deficit)

The working deficit as of December 31, 2022 amounted to approximately US$41.27 million, as compared to working capital of approximately US$22.42 million at December 31, 2021. The decline in working capital was mainly due to the additional operating capital deployed in the business expansion.

Cash Flows from Operating Activities

Net cash used in operating activities was US$19.30 million for the year ended December 31, 2022, as compared to net cash used in operating activities of US$2.15 million for the year ended December 31, 2021.

Net cash used in operating activities for the year ended December 31, 2022 was primarily the result of a net loss of US$44.52 million, a decrease in loans receivable of US$2.32 million, and an increase in accounts payable and accrued liabilities of US$10.88 million. These amounts were partially offset by the increase in accounts receivable of US$1.95 million, deposits, prepayments, and other receivable of US$0.20 million, decrease in escrow liabilities of US$5.00 million, income tax payable of US$0.28 million and non-cash adjustments consisting of unrealized investment loss of US$8.94 million, net foreign exchange loss of US$2.64 million, share based compensation of US$2.09 million, change in fair value of forward share purchase liability of US$5.39 million and depreciation of property and equipment of US$0.39 million.

Net cash used in operating activities for the year ended December 31, 2021 was primarily the result of the net income of US$96.46 million, decreases in accounts receivable of US$1.74 million, loans receivable of US$16.73 million, and an increase in income tax payable of US$22.93 million. These amounts were partially offset by non-cash adjustments, consisting of realized gain on sale of Nutmeg of US$139.16 million, loss on equity method investments of US$1.60 million, unrealized investment loss of US$8.87 million, an increase in deposits, prepayments, and other receivables of US$1.98 million, a decrease in accounts payable and accrued liabilities of US$0.43 million and a decrease in escrow liabilities of US$9.80 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 of US$14.19 million was primarily due to proceeds from sale of investments of US$1.85 million, and dividend received from long-term investments of $1.15 million, offset by the addition in long-term investments of US$16.23 million, and the purchase of property and equipment of US$0.97 million.

Net cash provided by investing activities for the year ended December 31, 2021 of US$177.49 million, was primarily due to the proceeds from the sale of Nutmeg of US$186.82 million, the proceeds from the redemption of short-term bond of US$1.29 million, partially offset by the addition in long-term investments of US$3.43 million and the payment of earnest deposit of US$7.18 million for the purchase of an office premise from the shareholder.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 of US$12.14 million was primarily due to advances from the shareholder of US$9.75 million, proceeds from borrowings of US$4.46 million, cash proceeds from reverse recapitalization of US$15.36 million, offset by the dividend distribution of US$17.44 million to the shareholder that occurred in early 2022.

Net cash used in financing activities for the year ended December 31, 2021 of US$163.87 million, was primarily due to the repayment of the shareholder’s loan of US$163.80 million.

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The management of the Company estimates that currently available cash will not be able to provide sufficient funds to meet the Company’s planned obligations for the next 12 months from the date that these consolidated financial statements were made available to be issued.

For the year ended December 31, 2022, we reported a net loss of approximately US$44.52 million. With a significant increase in our operating costs, described in the paragraph below, we had an accumulated deficit of approximately US$39.40 million as of December 31, 2022.

However, coupled with its business expansion, we reported significant sales growth with annual revenue of approximately US$31.08 million during 2022 (2021: US$11.47 million), and resulting with an operating loss of approximately US$28.35 million (2021: US$8.45 million). We expect to continue our business growth, while closely monitoring our future spending.

Our ability to continue as a going concern is dependent on the management’s ability to successfully implement its plans. Our management team believes that we will be able to continue to grow our revenue base and control our expenditures. In parallel, our management team will continually monitor our capital structure and operating plans and evaluate various potential funding alternatives that may be needed in order to finance our business development activities, general and administrative expenses and growth strategy.

We intend to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable, or will be sufficient to enable us to fully complete its development activities or sustain operations. If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to further extend payables, reduce overhead, or scale back our current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Material Cash Requirements

We reported a net loss during the year ended December 31, 2022. However, we expect to generate profitable operating results within the foreseeable future, after a full recovery from the anti-pandemic policy in Hong Kong and getting access to the collective sales capabilities force of the sale channels associated with our distribution business. Our management expects sales volumes to return to levels previously recorded at the predecessor company prior to the pandemic, especially with the re-opening of the Mainland border and the ongoing integration of Hong Kong into the Greater Bay area. As a result, management expects our net cash position to expand in 2023 and to be in excess of 2021. As of December 31, 2022, we had an accumulated deficit of US$39.40 million. Our material cash requirements are highly dependent upon additional financial support associated with our its business operations for the next 12 – 18 months.

Capital commitments

As of December 31, 2022, there were no capital commitments.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

We have not engaged in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, net revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Policies and Estimates

Our audited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the audited consolidated financial statements and accompanying footnotes. Out of our significant accounting policies, which are described in “Note 2—Summary of significant accounting policies” of our audited consolidated financial statements included under Item 8 of Part II in this Annual Report, certain accounting policies are deemed “critical,” as they require our management’s highest degree of judgment, estimates and assumptions. While our management believes our judgments, estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates under different assumptions and conditions.

●	Basis of Presentation

The accompanying consolidated financial statements are presented in United States dollars (“US$” or “$”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, AGBA is treated as the “acquired” company and both of TIL and TAC are treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of TIL and TAC issuing stock for the net assets of AGBA, accompanied by a recapitalization. The net assets of AGBA are stated at historical cost, with no goodwill or other intangible assets recorded. Both of TIL and TAC were determined to be the accounting acquirer based on the following predominant factors:

●	TIL and TAC’s shareholders have a majority of voting rights in the Company;

●	the Board and senior management are primarily composed of individuals associated with TIL and TAC;

●	the operations of TIL and TAC comprise the ongoing operations of the Company.

The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of TIL and TAC. On the Closing Date, and subject to the terms and conditions of the Business Combination Agreement, AGBA became, through an acquisition merger, 100% owner of the issued and outstanding shares of each TIL and TAC, in exchange for 55,500,000 AGBA Shares. The shares and corresponding capital amounts and losses per share, prior to the Business Combination, have been retroactively restated in the consolidated financial statements.

●	Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the years presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives of property and equipment, impairment of long-lived assets, allowance for doubtful accounts, share-based compensation, warrant liabilities, forward share purchase liability, provision for contingent liabilities, revenue recognition, income tax provision, deferred taxes and uncertain tax position, and allocation of expenses from the shareholder.

The inputs into the management’s judgments and estimates consider the economic implications of COVID-19 on the Company’s critical and significant accounting estimates. Actual results could differ from these estimates.

●	Long-Term Investments, net

The Company invests in debt securities, equity securities with readily determinable fair values, equity securities that do not have readily determinable fair values, and equity method investments.

Investment in debt securities consist of corporate bonds issued by the Company’s shareholder. Debt securities are classified as held-to-maturity and carried at cost, adjusted for the amortization of premiums and the accretion of discounts using the level-yield method over the remaining period until maturity. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Equity securities with readily determinable fair values are carried at fair value with any unrealized gains or losses reported in earnings.

Equity securities that do not have readily determinable fair values mainly consist of investments in privately-held companies. They are accounted for, at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

Investments in an entity in which the ownership is greater than 20% but less than 50%, or where other facts and circumstances indicate that the Company has the ability to exercise significant influence over the operating and financing policies of an entity, are accounted for using the equity method in accordance with ASC Topic 323: Investments – Equity Method and Joint Ventures. Equity method investments are recorded initially at cost and adjusted subsequently to recognize the share of the earnings, losses or other changes in capital of the investee entity after the date of acquisition. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

At each reporting period, the Company makes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired.

●	Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The Company accounts for its Public Warrants as equity and the Private Warrants as liabilities.

●	Revenue Recognition

The Company receives certain portion of its non-interest income from contracts with customers, which are accounted for in accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”).

ASC Topic 606 provided the following overview of how revenue is recognized from the Company’s contracts with customers: The Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price – The transaction price is the amount of consideration in a contract to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer.

Step 4: Allocate the transaction price to the performance obligations in the contract – Any entity typically allocates the transaction price to each performance obligation on the basis of the relative standalone selling prices of each distinct good or service promised in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation – An entity recognizes revenue when (or as) it satisfies a performance obligation by transferring a promised good or service to a customer (which is when the customer obtains control of that good or service). The amount of revenue recognized is the amount allocated to the satisfied performance obligation. A performance obligation may be satisfied at a point in time (typically for promises to transfer goods to a customer) or over time (typically for promises to transfer service to a customer).

Certain portion of the Company’s income is derived from contracts with customers, and as such, the revenue recognized depicts the transfer of promised goods or services to its customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company considers the terms of the contract and all relevant facts and circumstances when applying this guidance. The Company’s revenue recognition policies are in compliance with ASC 606, as follows:

Commissions

The Company earns commissions from the sale of investment products to customers. The Company enters into commission agreements with customers which specify the key terms and conditions of the arrangement. Commissions are separately negotiated for each transaction and generally do not include rights of return, credits or discounts, rebates, price protection or other similar privileges, and typically paid on or shortly after the transaction is completed. Upon the purchase of an investment product, the Company earns commission from customers, calculated as a fixed percentage of the investment products acquired by its customers. The Company defines the “purchase of an investment product” for its revenue recognition purpose as the time when the customers referred by the Company has entered into a subscription contract with the relevant product provider and, if required, the customer has transferred a deposit to an escrow account designated by the Company to complete the purchase of the investment products. After the contract is established, there are no significant judgments made when determining the commission price. Therefore, commissions are recorded at point in time when the investment product is purchased.

The Company also facilitates the arrangement between insurance providers and individuals or businesses by providing insurance placement services to the insured and is compensated in the form of commission from the respective insurance providers. The Company primarily facilitates the placement of life, general and MPF insurance products. The Company determines that insurance providers are the customers.

The Company primarily earns commission income arising from the facilitation of the placement of an effective insurance policy, which is recognized at a point in time when the performance obligation has been satisfied upon execution of the insurance policy as the Company has no future or ongoing obligation with respect to such policies. The commission fee rate, which is paid by the insurance providers, based on the terms specified in the service contract which are agreed between the Company and insurance providers for each insurance product being facilitated through the Company. The commission earned is equal to a percentage of the premium paid to the insurance provider. Commission from renewed policies is variable consideration and is recognized in subsequent periods when the uncertainty around variable consideration is subsequently resolved (e.g., when customer renews the policy).

In accordance with ASC 606, Revenue Recognition: Principal Agent Considerations, the Company evaluates the terms in the agreements with its channels and independent contractors to determine whether or not the Company acts as the principal or as an agent in the arrangement with each party respectively. The determination of whether to record the revenue in a gross or net basis depends upon whether the Company has control over the services prior to transferring it. Control is demonstrated by the Company which is primarily responsible for fulfilling the provision of placement services through the Company’s licensed insurance brokers to provide agency services. The commissions from insurance providers are recorded on a gross basis and commission paid to independent contractors or channel costs are recorded as commission expense in the statements of operations.

The Company also offers the sale solicitation of real estate property to the final customers and is compensated in the form of commissions from the corresponding property developers pursuant to the service contracts. Commission income is recognized at a point of time upon the sale contracts of real estate property is signed and executed.

Recurring Service Fees

The Company provides asset management services to investment funds or investment product providers in exchange for recurring service fees. Recurring service fees are determined based on the types of investment products the Company distributes and are calculated as a fixed percentage of the fair value of the total investment of the investment products, calculated daily. These customer contracts require the Company to provide investment management services, which represents a performance obligation that the Company satisfies over time. After the contract is established, there are no significant judgments made when determining the transaction price. As the Company provides these services throughout the contract term, for the method of calculating recurring service fees, revenue is calculated on a daily basis over the contract term, quarterly billed and recognized. Recurring service agreements do not include rights of return, credits or discounts, rebates, price protection, performance component or other similar privileges and the circumstances under which the fixed percentage fees, before determined, could be not subject to clawback. Payment of recurring service fees are normally on a regular basis (typically monthly or quarterly).

Interest Income

The Company offers money lending services from loan origination in form of mortgage and personal loans. Interest income is recognized monthly in accordance with their contractual terms and recorded as interest income in the consolidated statement of operations. The Company does not charge prepayment penalties from its customers. Interest income on mortgage and personal loans is recognized as it accrued using the effective interest method. Accrual of interest income on mortgage loans is suspended at the earlier of the time at which collection of an account becomes doubtful or the account becomes 180 days delinquent.

●	Share-Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provision of ASC Topic 718, Stock Compensation. The Company grants share awards, including ordinary shares and restricted share units, to eligible participants. Share-based compensation expense for share awards is measured at fair value on the grant date. The fair value of restricted stock with either solely a service requirement or with the combination of service and performance requirements is based on the closing fair market value of the ordinary shares on the date of grant.  Share-based compensation expense is recognized over the awards requisite service period. For awards with graded vesting that are subject only to a service condition, the expense is recognized on a straight-line basis over the service period for the entire award.

●	Fair Value Measurement

The Company follows the guidance of the ASC Topic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

●	Level 2 : Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

●	Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

The carrying value of the Company’s financial instruments: cash and cash equivalents, restricted cash, accounts receivable, consideration receivable, deposits, prepayments and other receivables, accounts payable and accrued liabilities, escrow liabilities, borrowings approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of loans receivable approximates the carrying amount. The Company accounts for loans receivable at cost, subject to impairment testing.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

●	Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In June 2022, the FASB issued Accounting Standards Update (ASU) No. 2022-03 Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This guidance is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company has assessed ASU 2022-03 and early adopted the guidance during the second quarter of 2022. The adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments — Credit Losses (Topic 326). The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) — Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company believes the adoption will modify the way the Company analyses financial instruments, but it does not anticipate a material impact on results of operations. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have a material impact on the consolidated balance sheets, statements of operations and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective on September 1, 2022, Friedman combined with Marcum LLP (“Marcum”) and continued to operate as an independent registered public accounting firm. Friedman continued to serve as the Company’s independent registered public accounting firm through September 30, 2022. On September 30, 2022, the Audit Committee of the Board of Directors of the Company dismissed Friedman and engaged Marcum to serve as the independent registered public accounting firm of the Company for the year ending December 31, 2022, effective immediately. The services previously provided by Friedman were provided by Marcum.

Friedman’s reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2021 and 2020 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report on the financial statements of the Company for the fiscal years ended December 31, 2021 and 2020 contained an uncertainty about the Company’s ability to continue as a going concern.

During the two most recent fiscal years ended December 31, 2021 and 2020, and the subsequent interim period through September 30, 2022, there were no disagreements with Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Friedman, would have caused Friedman to make reference to the subject matter of the disagreements in connection with its reports on the Company’s consolidated financial statements for such years. Also, during this time, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

On November 24, 2022, the Board dismissed Friedman as the independent registered public accounting firm of OnePlatform Holdings Limited and TAG Asia Capital Holdings Limited, effective as of such date. The audited combined financial statements of OnePlatform Holdings Limited and TAG Asia Capital Holdings Limited as of December 31, 2021 and 2020 and for each of the two-year period ended December 31, 2021 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for an explanatory paragraph in such reports regarding substantial doubt about the Company’s ability to continue as a going concern. During the two fiscal years ended December 31, 2021 and 2020 and during the subsequent interim period from January 1, 2022 through November 24, 2022, (i) there were no disagreements with Friedman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that, if not resolved to Friedman’s satisfaction, would have caused Friedman to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

On December 6, 2022, upon the recommendation of the Audit Committee, the Board ratified the dismissal of Marcum as the Company’s independent registered public accounting firm, effective November 30, 2022. The reports of Friedman, as predecessor to Marcum (prior to their combination), on the Company’s financial statements for the fiscal years ended December 31, 2021 and 2020, do not contain an adverse opinion or a disclaimer of opinion and are not qualified or modified as to uncertainty, audit scope, or accounting principles, except for an explanatory paragraph in such reports regarding substantial doubt about the Company’s ability to continue as a going concern. From October 20, 2020 through September 29, 2022, the period during which Friedman was engaged as the Company’s independent registered public accounting firm and from September 30, 2022 through November 30, 2022, the period during which Marcum, as successor to Friedman (following the combination of Friedman and Marcum, effective September 1, 2022), was engaged as the Company’s independent registered public accounting firm, there were (i) no “disagreements,” as such term is defined in Item 304(a)(1) (iv) of Regulation S-K, with Marcum or Friedman in any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Marcum or Friedman, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports, and (ii) no reportable events, as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

On December 6, 2022, after the recommendation of the Audit Committee of the Board, the Board approved the engagement of WWC, P.C., (“WWC”) as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the fiscal year ending December 31, 2022 and review the unaudited condensed consolidated financial statements of AAL and unaudited condensed combined financial statements of TAG International Limited and TAG Asia Capital Holdings Limited for the nine months ended September 30, 2022.

During the two fiscal years ended December 31, 2021 and 2020 and during the subsequent interim period from January 1, 2021 through November 30, 2022, neither the Company nor anyone on the Company’s behalf consulted WWC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that WWC concluded was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement” or a “reportable event”, each as defined in Regulation S-K Item 304(a)(1)(v) and 304(a)(1)(v), respectively.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Additionally, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of the date of this annual report.

Name	Age	Title
Mr. Ng Wing Fai	55	Chairman, Group Chief Executive Officer, and Executive Director
Mr. Shu Pei Huang, Desmond	49	Acting Group Chief Financial Officer
Ms. Wong Suet Fai, Almond	52	Group Chief Operating Officer/Executive Director
Mr. Jeroen Nieuwkoop	51	Group Chief Strategy Officer
Mr. Richard Kong	54	Deputy Group Chief Financial Officer/Company Secretary
Mr. Brian Chan	56	Independent Director (1)(2)(3)
Mr. Thomas Ng	67	Independent Director (1)(2)(3)
Mr. Felix Yun Pun Wong	57	Independent Director (1)(2)(3)

Note:

(1) Member of the remuneration committee

(2) Member of the nomination committee.

(3) Member of the audit committee.

Biographical Information

Mr. Ng Wing Fai Mr. Ng has been served as Group Chief Executive Officer, the Chairman of the board of AGBA and as an executive director of the board of AGBA, since November 2022. Prior to joining AGBA, Mr. Ng was the Managing Partner and Founding Partner of Primus Pacific Partners, an Asian private equity fund with a focus on financial services. He was also previously the Managing Director of Fubon Financial Holding, the largest financial conglomerate in Taiwan, where he oversaw its overall strategy, capital markets, merger and acquisition activities and major change programs. He has previously served as the Managing Director and Head of the Asia-Pacific Financial Institutions Group at Salomon Smith Barney. Mr. Ng graduated from the University of Cambridge and obtained a master’s degree in business administration from Harvard University in 1994.

Mr. Shu Pei Huang, Desmond Mr. Shu Pei Huang, Desmond currently serves as the Acting Group Chief Financial Officer (Principal Financial Officer) since November 2022. Mr. Shu also presently serves as a director of both B2B and Fintech. He was also a director of OnePlatform Holdings Limited prior to the OnePlatform Holdings Limited merger. Prior to joining AGBA, Mr. Shu was the Vice President of Primus Holdings (H.K.) Ltd, an Asia investment holding company with a focus on the financial services industry. Prior to that, he was the corporate development manager of DRB-HICOM Berhad, one of the largest diverse conglomerates in Malaysia with business across banking, insurance, automobile, and services. Mr. Shu has over 20 years of experience in the investment banking and financial services industry and has gained all-round experience through working with MIMB Investment Bank, SIBB Investment Bank, and KPMG Corporate Services. Mr. Shu graduated from University of Kentucky with a Bachelor of Business Administration in Finance and Bachelor of Science in Accounting; Master of Science in Finance from Golden Gate University, USA.

Ms. Wong Suet Fai, Almond Ms. Wong has served as an executive director of the board of AGBA since November 2022. She has over the past 20 years of related experience, encompassing organizational and talent development, compensations and benefits management, staff training and engagement, organizational efficiency. Prior to joining AGBA, Ms. Wong held different positions in AXA, Sun Life Financial, Hutchison Ports, CSL Telecommunications and Wyeth. Ms. Wong graduated with a Bachelor of Business Administration from Hong Kong Baptist University in 1995 and obtained a Master of Business Administration from University of Leicester in 2003. She completed the Advanced Management Program offered by Harvard Business School in 2018.

Mr. Jeroen Nieuwkoop Mr. Jeroen Nieuwkoop currently serves as the Group Chief Strategy Officer of the Company, since November 2022. Mr. Nieuwkoop previously worked at Fubon Financial and Primus Pacific Partners and has over 20 years’ experience in private equity, funds set-up, investments and divestments, mergers and acquisitions, as well as general corporate finance across the financial services industry in Asia. Mr. Nieuwkoop started his career as an investment banker in the Financial Institutions Group at Salomon Smith Barney (now known as Citigroup) in New York. Mr. Nieuwkoop obtained his Master of Science (MSc) in Business Administration and Management, General from Erasmus University Rotterdam.

Mr. Richard Kong Mr. Richard Kong is the Company’s Deputy Group Chief Financial Officer and Company Secretary, since November 2022. Mr. Kong has over 25 years of experience in the finance and accounting fields. Prior to joining AGBA, he was the Chief Financial Officer and Company Secretary of a company listed in Hong Kong for over 14 years where he gained extensive experience in corporate exercises, corporate governance, and compliance-related matters. Previously, he was a manager at Ernst & Young Hong Kong. Mr. Kong holds a Bachelor of Business Administration (BBA) in Accounting from Hong Kong Baptist University and Master of Business Administration (MBA) from University of South Australia. He is also a fellow member of the Hong Kong Institute of Certified Public Accountants and the Association of Chartered Certified Accountants.

Brian Chan Mr. Chan has served as a member of the board of directors of AGBA as an independent director since November 2022. Mr. Chan has over 23 years of experience handling litigations for civil claims, intellectual property rights protection and enforcement. Since September 2007 to present, Mr. Chan has been a Senior Partner at Chan, Tang & Kwok Solicitors, a member of the International Trademark Attorneys Association. From September 1995 to August 2007 he was an Associate at Baker & McKenzie, Associate at Stephenson Harwood & Lo, Partner at Stevenson, Wong & Co., Solicitors and Consultant at Benny Kong & Peter Tang. Additionally, Mr. Chan has acted as a Counsel to various Hong Kong and cross-border mergers and acquisitions and commercial matters since August 1999. Mr. Chan is also a frequent speaker on legal issues for intellectual property rights for the Hong Kong Productivity council. Mr. Chan graduated with a Bachelor of Laws Degree and passed the Solicitors’ Finals of the Law Society of England and Wales in 1993.

Thomas Ng Mr. Ng has served as a member of the board of directors of AGBA as an independent director since November 2022. Thomas Ng has 30 years of broad experience engaging in the fields of Education, Media, Retailing Marketing and Finance. He is a pioneer of IT in education and he was the author of “Digital English Lab,” one of the first series of digital books in Hong Kong. Since September 2018, he has been the Chief Executive Officer of e-chat, an IPFS block chain social media focused company. From March 2017 to April 2018, Mr. Ng was the Chief Financial Officer of Duofu Holdings Group Co. Limited. In February 2016, Mr. Ng founded Shang Finance Limited and was the Chief Executive Officer until February 2017. From March 2015 to November 2015, Mr. Ng was the Chief Financial Officer of World Unionpay Group Shares Limited. In August 2003, Mr. Ng established Fuji (Hong Kong) Co. Ltd. and was the Chief Executive Officer until December 2014. Mr. Ng obtained a Certificate of Education majoring in English from the University of Hong Kong in 2000.

Felix Yun Pun Wong Mr. Wong has served as a member of the board of directors of AGBA as an independent director since November 2022. Mr. Wong currently acts as the Chief Financial Officer of Inception Growth Acquisition Limited, a publicly listed special purpose acquisition corporation (NASDAQ: IGTA). He has acted in this capacity since April 9, 2021. He has years of executive experience with multiple leadership positions and a track record in helping private companies enter the public market. He has been the principal of Ascent Partners Advisory Service Limited, a finance advisory firm, since March 2020. From November 2017 to December 2020, Mr. Wong held the position of Chief Financial Officer at Tottenham Acquisition I Limited, a publicly listed special purpose acquisition corporation, which merged with Clene Nanomedicine Inc. (NASDAQ: CLNN) in December 2020. From August 2015 to September 2017, he served as Chief Financial Officer at Raytron Technologies Limited, a leading Chinese national high-tech enterprise. His main responsibilities in these rules have included overseeing the financial functions of the firms, assisting in establishing corporate ventures for investment, and working on deal origination of new businesses in the corporate groups. Prior to these efforts, he was Chief Financial Officer and Executive Director of Tsing Capital from January 2012 to July 2015, where he managed four funds with a total investment amount of US$600 million and focused on environmental and clean technology investments. Mr. Wong also served as senior director and chief financial officer of Spring Capital, a US$250 million fund, from October 2008 until June 2011. Additionally, Mr. Wong was the chief financial officer of Natixis Private Equity Asia from November 2006 till October 2008 and an associate director of JAFCO Asia from March 2002 to October 2006. Mr. Wong was a finance manager for Icon Medialab from July 2000 to December 2001, a senior finance manager of Nielsen from August 1998 to July 2000, Planning-Free Shopper from April 1992 to August 1998, and an auditor at PricewaterhouseCoopers from August 1989 until March 2000. Mr. Wong earned his Masters of Business degree in 2003 from Curtin University in Australia and a Professional Diploma in Company Secretaryship and Administration from the Hong Kong Polytechnic University in 1989.

Board Committees of the Company

Audit Committee

The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The principal functions of the Audit Committee of the Company will include, among other things:

●	appointing, compensating, retaining, replacing, and overseeing the work of the independent registered public accounting firm engaged by the Company;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by the Company, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors regarding all relationships the auditors have with the Company in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues, and (iii) all relationships between the independent registered public accounting firm and the Company to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to SEC regulations prior to the Company entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and the Company’s legal advisors, as appropriate, of any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding the financial statements or accounting policies of the Company and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC, or other regulatory authorities.

The Audit Committee consists of Mr. Brian Chan, Mr. Thomas Ng, and Mr. Felix Yun Pun Wong, each of whom qualifies as an independent director according to the rules and regulations of the SEC and Nasdaq with respect to Audit Committee membership. We have also determined that Mr. Felix Yun Pun Wong qualifies as an “audit committee financial expert.” The chair of our Audit Committee is Mr. Felix Yun Pun Wong.

In addition, all of the Audit Committee members meet the requirements for financial literacy under applicable SEC and Nasdaq rules. The board of directors of AGBA has adopted a new written charter for the Audit Committee, which is available on the Company’s website after adoption. The reference to AGBA’s website address in this annual report does not include or incorporate by reference the information on the AGBA’s website into this annual report.

Remuneration Committee

The principal functions of the Remuneration Committee of the Company include, among other things:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to the compensation of our executive officers, evaluating their performance in light of such goals and objectives and determining, and approving the remuneration of our executive officers based on such evaluation;

●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration of our non-employee directors;

●	administering the Company’s equity compensation plans and agreements with the Company executive officers and directors;

●	reviewing and approving policies and procedures relating to perquisites and expense accounts of the executive officers of the Company;

●	assisting management in complying with registration statement and annual report disclosure requirements;

●	if required, producing a report on executive compensation to be included in the Company’s annual proxy statement; and

●	reviewing and approving the Company’s overall compensation philosophy.

Our Remuneration Committee consists of Mr. Brian Chan, Mr. Thomas Ng, and Mr. Felix Yun Pun Wong. The board of directors has adopted a new written charter for the Remuneration Committee, which will be available on the Company’s website after adoption. The reference to the AGBA website address in this annual report does not include or incorporate by reference the information on the Company’s website into this annual report.

Nomination Committee

The principal functions of the Nomination Committee of AGBA include, among other things:

●	considering qualified candidates for positions on the board of directors of the Company;

●	creating and maintaining an evaluation process to ensure that all directors to be nominated to the board of directors during the annual shareholders’ meeting are appropriately qualified in accordance with the company’s organizational documents and applicable law and regulations;

●	making recommendations to the board of directors regarding candidates to fill vacancies on the board;

●	making recommendations to the board, regarding the size and composition of the board; and

●	reviewing the membership of the various committees of the board of directors and making recommendations for future appointments.

AGBA’s Nomination Committee consists of Mr. Brian Chan, Mr. Thomas Ng, and Mr. Felix Yun Pun Wong. AGBA’s board of directors has adopted a new written charter for the Nomination Committee, which is available on the Company’s website after adoption. The reference to the AGBA’s website address in this annual report does not include or incorporate by reference the information on AGBA’s website into this annual report.

Limitations on Liability and Indemnification of Directors and Officers

The Fifth Amended and Restated Memorandum and Articles of Association, has been effective upon consummation of the Business Combination, limits the Company’s directors’ liability in accordance with BVI law.

Subject to BVI law, the Fifth Amended and Restated Memorandum and Articles of Association, which has been effective on November 14, 2022, provide that the Company will, in certain situations, indemnify every director, secretary, or other officer of the Company (but not including the company’s auditors) and the personal representatives of the same against all actions, proceedings, costs, charges, expenses, losses, damages, or liabilities incurred or sustained by such indemnified person, including legal fees, other than by reason of such person’s own dishonesty or fraud, as determined by a court of competent jurisdiction, in or about the conduct of the company’s business or affairs (including as a result of any mistake of judgment) or in the execution or discharge of their duties, powers, authorities or discretions, including without prejudice to the generality of the foregoing, any costs, expenses, losses or liabilities incurred by such person in defending (whether successfully or otherwise) any proceedings concerning the company or its affairs in any court whether in the British Virgin Islands or elsewhere.

The Company plans to maintain a directors’ and officers’ insurance policy pursuant to which the Company’s directors and officers are insured against liability for actions taken in their capacities as directors and officers. We believe that these provisions in the Fifth Amended and Restated Memorandum and Articles of Association, which has been effective on November 14, 2022, and these indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or control persons, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Family Relationships

No family relationships exist among any of our directors or executive officers.

Code of Ethics

The Company’s board of directors has adopted a Code of Ethics applicable to its directors, executive officers, and team members that complies with the rules and regulations of Nasdaq and the SEC. The Code of Ethics is available on AGBA’s website. In addition, AGBA intends to post on the Corporate Governance section of AGBA’s website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of the Code of Ethics. The reference to AGBA’s website address in this annual report does not include or incorporate by reference the information on the Company’s website into this annual report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of ordinary share and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during 2022, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

This section provides an overview of our executive compensation programs.

We are considered an “emerging growth company” within the meaning of the Securities Act for purposes of the SEC’s executive compensation disclosure rules. Accordingly, our reporting obligations with respect to our “named executive officers” extend only to the individuals who serve as the principal executive officer and the next two most highly compensated executive officers as of the end of the prior fiscal year, as well as up to two additional individuals for whom disclosure would have been provided based on their compensation levels but for the fact that the individual was not serving as an executive officer at the end of the prior fiscal year.

The Named Executive Officers for 2022 fiscal year are Mr. Ng Wing Fai (Group Chief Executive Officer), Mr. Shu Pei Huang Desmond (Acting Group Chief Financial Officer), Ms. Wong Suet Fai Almond (Group Chief Operating Officer), Mr. Jeroen Nieuwkoop (Group Chief Strategy Officer), Mr. Richard Kong (Deputy Group Chief Financial Officer and Company Secretary).

Summary Compensation Table

The following table summarizes information concerning the compensation awarded to, earned by and paid to the named executive officers and directors for services rendered to us for the years ended December 31, 2022 and 2021.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Equity Awards ($) (2)	All Other Compensation ($)	Total ($)

NG Wing Fai	2022	1,316,076	—	988,000	—	2,304,076
Group Chief Executive Officer, Chairman and Executive Director	2021	1,282,052	—	—	—	1,282,052

SHU Pei Huang, Desmond	2022	338,477	—	382,000	—	720,477
Acting Group Chief Financial Officer	2021	318,605	164,769	—	—	483,374

WONG Suet Fai, Almond	2022	462,137	—	382,000	—	844,137
Group Chief Operating Officer	2021	440,569	—	—	320	440,889

Jeroen Nieuwkoop	2022	440,755	—	—	—	440,755
Group Chief Strategy Officer	2021	273,334	68,923	—	—	342,257

Richard Kong	2022	294,352	—	17,190	—	311,542
Deputy Group Chief Financial Officer and Company Secretary	2021	269,705	78,856	—	—	348,561

Brian Chan (3)	2022	5,897	—	—	—	5,897
Independent Director	2021	—	—	—	—	—

Thomas Ng (3)	2022	5,897	—	—	—	5,897
Independent Director	2021	—	—	—	—	—

Felix Yun Pun Wong (3)	2022	5,897	—	—	—	5,897
Independent Director	2021	—	—	—	—	—

(1)	Represents all amounts earned as salary during the applicable fiscal year. For fiscal year 2022, the salary amounts have been converted to U.S. Dollars (USD) from Hong Kong Dollars (HKD) using the exchange rate of USD1 to HKD7.8 as of December 31, 2022.
(2)	These share awards were immediately vested on the date of grant, December 12, 2022 and December 29, 2022
(3)	Directors began receiving cash fees under our director compensation program following the Closing.

Executive Compensation

Following the Closing of the Business Combination, we have deployed an executive compensation program that is consistent with our existing compensation policies and philosophies, which are designed to align compensation with business objectives and the creation of shareholder value, while enabling us to attract, motivate, and retain individuals who contribute to long-term success. We also note that decisions on the executive compensation program will be made by the Remuneration Committee. The following discussion is based on the present expectations as to the executive compensation program to be adopted by the Remuneration Committee. The executive compensation program actually adopted will depend on the judgment of the members of the Remuneration Committee and may differ from that set forth in the following discussion. We anticipate, however, that compensation for the Named Executive Officers will reflect their current compensation in both form and amount.

Employment Agreements

Pursuant to the Business Combination Agreement, we entered into employment agreements with each of the Named Executive Officers and directors.

The Named Executive Officers’ base salaries is set pursuant to the employment agreements. We anticipate that the salaries of the Named Executive Officers will be reviewed annually by the Remuneration Committee based upon advice and counsel of its advisors.

Equity-Based Awards

We have granted the equity-based awards to reward past or long-term performance of the Named Executive Officers and other high-performing employees. We believe that providing a meaningful portion of the total compensation package in the form of equity-based awards will align the incentives of our executive officers with the interests of our shareholders and serve to motivate and retain the individual executives. By extending the same incentives to all of our employees, we believe that we will be able to reward exceptional employees for their contributions to AGBA and promote continued loyalty. Equity-based awards will be awarded under the Share Award Scheme.

Other Compensation

We continue to maintain various employee benefit plans, including health and retirement plans, comparable to those already in place in which the Named Executive Officers will participate.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each person who is known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group as of December 31, 2022.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants or conversion of rights, as the warrants are not exercisable within 60 days of December 31, 2022 and the rights are not convertible within 60 days of December 31, 2022.

Subject to the paragraph above, the percentage ownership of issued shares is based on 59,576,985 shares of the Company’s ordinary shares issued and outstanding as of as of March 10, 2023. The business address for each of the following entities or individuals is AGBA Tower, 68 Johnston Road Wan Chai, Hong Kong SAR.

Name and Address of Beneficial Owner	Number of Shares	%
Five Percent Beneficial Owners of AGBA
TAG Holdings Limited(1)	53,835,000	90.4%
Directors and Named Executive Officers of AGBA
Ng Wing Fai	—	—
Shu Pei Huang, Desmond	—	—
Jeroen Nieuwkoop	—	—
Richard Kong	—	—
Wong Suet Fai, Almond	—	—
Brian Chan	18,000	*
Thomas Ng	18,000	*
Felix Wong	—	—
All Directors and Named Executive Officers of the Company as a group (8 individuals)	36,000	*

*	Less than 1%.
(1)	TAG has undertaken not to make any such distribution to its ultimate beneficial shareholders. Nothing in this undertaking, however, shall prevent TAG, subject to compliance with applicable law, from pledging or encumbering its AGBA shares or selling or otherwise disposing of any or all of the AGBA shares to any other person or persons for value consideration.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transaction Policy

On November 10, 2022, our Board adopted a written policy regarding the review and approval or disapproval by our Audit Committee of transactions between us, or any of our subsidiaries, and any related person (defined to include our executive officers, directors or director nominees, any stockholder beneficially owning in excess of 5% of our ordinary shares or securities exchangeable for our ordinary share, and any immediate family member of any of the foregoing persons) (the “Related Person Transaction Policy”). In reviewing related person transactions, our Audit Committee considers all relevant facts and circumstances, including the extent of the related person’s direct or indirect interest in the transaction. Any member of the Audit Committee who is a related person with respect to a transaction under review will not be permitted to participate in the deliberations or to vote on the transaction.

Certain related person transactions described below were consummated prior to our adoption of the formal, written policy described above, and, accordingly, the foregoing policies and procedures were not followed with respect to these transactions. However, we believe that the terms obtained and consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or amounts that would be paid or received, as applicable, in arm’s-length transactions at such time.

Related Person Transactions –– AGBA Acquisition Limited (“AAL”)

Insider Shares

In October 2018, AAL’s Chief Executive Officer, Gordon Lee, subscribed for an aggregate of 1,000 AAL ordinary shares for an aggregate purchase price of US$1, or approximately US$0.001 per share. On February 22, 2019, AGBA issued an aggregate of 1,149,000 ordinary shares to Initial Shareholder for an aggregate purchase price of US$25,000 in cash (together with the shares issued to Mr. Lee — the Insider Shares). Simultaneously on February 22, 2019, the Sponsor transferred an aggregate of 114,000 ordinary shares to certain directors and officers of AAL, at a price of approximately US$0.02 per share, which is identical to the original price.

The Initial Shareholders have agreed not to transfer, assign or sell any of the Insider Shares (except to certain permitted transferees) until (1) the earlier of six months after the date of the consummation of an initial business combination and (2) the date on which AAL consummates a liquidation, merger, stock exchange or other similar transaction which results in all of AAL’s shareholders having the right to exchange their AGBA Shares for cash, securities or other property; provided, however, that if the last sale price of the AGBA Shares equals or exceeds US$12.00 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period, 50% of the Insider Shares will be released promptly thereafter.

Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 225,000 Private Placement Units at a price of US$10.00 per Private Placement Unit, or US$2,250,000 in the aggregate.

Administrative Services Agreement

AAL entered into an agreement with its Sponsor, commencing on May 16, 2019 through the earlier of the consummation of a business combination or AAL’s liquidation, to pay the Sponsor a monthly fee of US$10,000 for general and administrative services. This agreement expired and terminated on November 14, 2022.

Related Party Extensions Loan

Originally, according to its initial Memorandum and Articles of Association, AAL had 12 months from the consummation of the IPO to consummate a business combination, and if AAL anticipated that it may not be able to consummate a business combination within those 12 months, AAL may, but was not obligated to, extend the period of time to consummate a business combination three times by an additional three months each time (for a total of up to 21 months to consummate a business combination). On February 5, 2021, AAL held an extraordinary meeting of shareholders where AAL’s shareholders approved proposals to (i) amend the Amended and Restated Memorandum and Articles of Association to further extend the date by which it has to consummate a business combination three times for three additional months each time from February 16, 2021 to November 16, 2021; and (ii) amend the investment management trust agreement, dated as of May 14, 2019 by and between AAL and Continental to allow it to further extend the time to consummate a business combination three times for three additional months each time from February 16, 2021 to November 16, 2021. On November 2, 2021, AAL held another extraordinary meeting of shareholders where AAL’s shareholders approved proposals to (i) amend the Second Amended and Restated Memorandum and Articles of Association to further extend the date by which it has to consummate a business combination two times for three additional months each time from November 16, 2021 to May 16, 2022; and (ii) amend the investment management trust agreement, dated as of May 14, 2019 by and between AAL and Continental to allow it to further extend the time to consummate a business combination two times for three additional months each time from November 16, 2021 to May 16, 2022. On May 3, 2022, AAL held its annual meeting of shareholders. During this meeting, AAL’s shareholders approved the proposals, among other things, to (i) amend the Third Amended and Restated Memorandum and Articles of Association to further extend the date by which it has to consummate a business combination two times for three additional months each time from May 16, 2022 to November 16, 2022; and (ii) amend the investment management trust agreement, dated as of May 14, 2019 by and between AAL and Continental to allow it to further extend the time to consummate a business combination two times for three additional months each time from May 16, 2022 to November 16, 2022. On May 3, 2022, 283,736 AGBA Shares were redeemed by a number of shareholders at a price of approximately US$11.24 per share, in an aggregate principal amount of US$3,189,369. On May 9, 2022, AGBA issued an unsecured promissory note to its Sponsor, in the amount of US$504,431, which amount was deposited into the trust account to extend the available time to complete a business combination to August 16, 2022. On August 9, 2022, AAL issued an unsecured promissory note in an amount of US$504,431 to its Sponsor, which amount was deposited into the trust account to extend the amount of available time to complete a business combination until November 16, 2022.

On each of May 11, 2020, August 12, 2020, and November 10, 2020, AGBA issued a total of three notes to the Sponsor, each in an amount of US$460,000, and on each of February 10, 2021, May 11, 2021, and August 11, 2021, AGBA issued a total of three additional notes to the Sponsor, each in an amount of US$594,466.50, pursuant to which all such amounts had been deposited into the trust account in order to extend the amount of available time to consummate a business combination until November 16, 2021. On each of November 10, 2021, and February 7, 2022, AGBA issued an additional note to the Sponsor in the amount of US$546,991 deposited into the trust account in order to extend the amount of available time to consummate a business combination until May 16, 2022. On each of May 9, 2022, and August 9, 2022, AGBA issued an unsecured promissory note to its Sponsor, in the amount of US$504,431, which amount was deposited into the trust account to extend the available time to complete a business combination to November 16, 2022. The Notes are non-interest bearing and are payable upon the closing of a business combination. In addition, the Notes may be converted, at the lender’s discretion, into additional AGBA units, which are the same as the Private Placement Units, at a price of US$10.00 per unit.

Upon completion of the Business Combination, each of AGBA’s issued and outstanding convertible notes and related party balances to its sponsor, AGBA Holding Limited, were automatically converted into an aggregate of 792,334 ordinary shares.

Related Person Transactions –– AGBA Group Holding Limited (“AGBA”)

Administrative Services Agreements

TAG Financial Holdings Service Agreements

On June 24, 2021, each of OnePlatform Wealth Management Limited (“OWM”), OnePlatform International Property Limited (“OIP”), OnePlatform Asset Management Limited (“OAM”), and Hong Kong Credit Corporation Limited (“HKCC”) entered into separate, but substantially similar, Service Agreements with TAG Financial Holdings Limited (“TAG Financial Holdings”), a member of the Legacy Group. As the members of the Legacy Group presently share office space in the AGBA Tower (see “Information about AGBA — Property” for additional information about the office space used by AGBA), TAG Financial Holdings, pursuant to these four agreements, agreed to provide certain premises and administrative services to each of OWM, OIP, OAM, and HKCC. With respect to premises services, TAG Financial Holdings agreed to pay for, among other things, building management fees, government rates and rent, office rent, and lease-related interest and depreciation for OWM, OIP, OAM, and HKCC, subject to reimbursement. With respect to administrative services, TAG Financial Holdings agreed to pay for, among other things, office consumables, cleaning fees, A/C, electricity, and water for OWM, OIP, OAM, and HKCC, subject to reimbursement. The service fees are charged in accordance with a standard formula included in each of the contracts, corresponding to their office space occupancy and employee headcount respectively.

Pursuant to these service agreements and their predecessor arrangements, AGBA, collectively, paid TAG Financial Holdings US$3,190,064 and US$2,463,553 for the years ended December 31, 2022 and 2021, respectively, for premises and administrative expenses.

The management of AGBA anticipates that these Service Agreements will continue after the Business Combination and until either party thereto provides one month written notice of termination, to ensure continued smooth operation on a stand-alone basis.

Human Resource Services

Pursuant to an Agreement for Supply Services, signed in March 2020, Perform Financial Planning Services Limited (“PFPSL”), a member of the Legacy Group, provides centralized human resource, administrative, and other related services to members of the Legacy Group, including members of AGBA — OAM, OIP, OWM, and HKCC. In particular, PFPSL is responsible for engaging and compensating independent contractors and/or employees to provide services to members of the Legacy Group pursuant to their respective service and/or employment contracts. PFPSL receives referral income on all insurance products supported by OWM on a 60-70% basis. The agreement also provides a standard mechanism for members of the Legacy Group to refer potential employees to other members of the Legacy Group. Any party thereto may terminate the agreement with three months’ notice. The management of AGBA anticipates that PFPSL will continue to provide such services to AGBA following the Business Combination.

Real Property

On January 25, 2022, AGBA purchased an office building located at Kaiseng Commercial Centre, No 4 & 6, Hankow Road, Kowloon, Hong Kong from the Legacy Group for a consideration of approximately US$8.0 million. The purchase price was offset by the deduction of a previously paid earnest deposit of US$7.2 million and partially settled by cash. The management of AGBA expects to use this office building for its own occupancy and to meet its anticipated business expansion in the foreseeable period. This transaction is not expected to affect the existing Trust Tower lease or current administrative service agreements.

CurrencyFair Stake Acquisition

On March 18, 2022, AGBA entered into a sale and purchase agreement with the Legacy Group to acquire 4,158,963 shares of CurrencyFair at the historical carrying amount of US$6.56 million. The transaction closed in April 2022, resulting in AGBA owning 8.37% equity interest of CurrencyFair.

OnePlatform Asset Management Limited

Fund Asset Management Service

JFA Capital is a closed-ended investment vehicle incorporated in the Cayman Islands and a member of the Legacy Group. Upon its incorporation JFA Capital engaged a third-party fund manager who, in turn, engaged OnePlatform Asset Management (“OAM”) as a sub-manager. On May 7, 2018, JFA Capital and OAM agreed for JFA Capital to terminate its existing management arrangement and appoint OAM as its sole manager. OAM is licensed by the Hong Kong Securities and Futures Commission under type 1 (Dealing in securities), type 4 (Advising on securities), and type 9 (asset management). OAM is also a “professional investor” as defined under the Securities and Futures Ordinance of Hong Kong.

OAM, accordingly, provides management of JFA Capital’s portfolio assets for a management fee and a performance fee, as dictated by the management agreement. For the years ended December 31, 2022 and 2021, JFA Capital paid OAM US$600,778 and US$877,425, respectively. The arrangement is non-exclusive, and OAM is permitted to invest in or advise other investment funds. OAM is also permitted to delegate its functions, powers, and duties to any person, subject to remaining liable for the actions of its delegate. The term of this management arrangement is indefinite, subject to 90 days’ notice by either party, and the management of AGBA anticipates that OAM will continue to provide fund management services to JFA Capital following the Business Combination.

In addition to JFA Capital, OAM also provides management services for other funds, including NSD Capital, a third-party Cayman-incorporated fund. For the years ended December 31, 2022 and 2021, NSD Capital paid OAM US$69,134 and US$69,650, respectively, for management services. The management of AGBA anticipate that OAM will continue to provide fund management services to NSD Capital following the Business Combination.

LC Healthcare Fund I, L.P. Stake Acquisition

In October 2022, AGBA entered into a sale and purchase agreement with the shareholder to acquire 4% equity interest in LC Healthcare Fund I, L.P. at the historical carrying amount of US$9.67 million.

Dividend Distribution

On January 18, 2022, TAG Asia Capital Holdings Limited (“TAC”) was approved to declare and distribute a special dividend of $47 million to TAG Holdings Limited, the shareholder who represented 1 ordinary share of TAC. The dividends were paid by offsetting the receivable due from the shareholder and the remaining balance was paid by cash. The special dividend distribution was made due to the investment income from the sale of all equity interest in Nutmeg Saving and Investment Limited in September 2021.

Indemnification

Effective immediately upon the consummation of the Business Combination, the Company will enter into customary indemnification arrangements with each of the newly elected directors and newly appointed executive officers of the Company. Pursuant to these indemnification agreements the Company will indemnify such directors and executive officers under the circumstances and to the extent provided for therein, from and against all losses, claims, etc., to the fullest extent permitted under BVI law and the Fifth Amended and Restated Memorandum and Articles of Association.

Director Independence

Our board of directors has undertaken a review of the independence of each director. Mr. Brian Chan, Mr. Thomas Ng, and Mr. Felix Yun Pun Wong are all non-employee directors, all of whom our Board has determined to be independent pursuant to Nasdaq rules. All of the members of our Audit Committee, Nomination Committee and Remuneration Committee are independent pursuant to Nasdaq rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

The following table sets forth fees billed by our auditors during the last two fiscal years for services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

The following table shows the aggregate fees from our current principal accounting firm, WWC., P.C. and the former principal accounting firm, Friedman LLP for the fiscal years as shown.

(US Dollars)	Years Ended December 31,
Category	2022	2021*

WWC, P.C.:
Audit Fees	$460,000	$–
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
	$460,000	$–

Marcum LLP (Formerly Friedman LLP):
Audit Fees	$114,450	$64,597
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
	$114,450	$64,597

Audit fees for the fiscal year ended December 31, 2022 rendered by WWC., P.C. relate to professional services rendered for the audit of our consolidated financial statements and quarterly review.

Audit fees for the fiscal years ended December 31, 2022 and 2021 rendered by Marcum LLP (formerly Friedman LLP) relate to professional services rendered for the audits of our predecessor’s financial statements, quarterly reviews, issuance of consents, the Business Combination and review of documents filed with the SEC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements:

(1)	The financial statements required to be included in this Annual Report on Form 10-K are included in Item 8 herein.

(2)	All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable.

(3)	See attached Exhibit Index of this Annual Report on Form 10-K

(b)	Exhibits

The following documents are filed as exhibits to this annual report, including those exhibits incorporated herein by reference to one of our prior filings under the Securities Act or the Exchange Act.

Exhibit No.	Description
2.1	Business Combination Agreement, dated November 3, 2021, by and among AGBA Acquisition Limited, AGBA Merger Sub I Limited, AGBA Merger Sub II Limited, TAG International Limited, TAG Asset Partners Limited, OnePlatform International Limited, OnePlatform Holdings Limited, TAG Asia Capital Holdings Limited, and TAG Holdings Limited (incorporated by reference to Exhibit 2.1 to AGBA’s 8-K filed with the SEC on November 18, 2022)
2.2	Amendment No. 1 to the Business Combination Agreement, dated November 18, 2021 (incorporated by reference to Exhibit 2.2 to AGBA’s 8-K filed with the SEC on November 18, 2022)
2.3	Amendment No. 2 to the Business Combination Agreement, dated January 4, 2022 (incorporated by reference to Exhibit 2.3 to AGBA’s 8-K filed with the SEC on November 18, 2022)
2.4	Amendment No. 3 to the Business Combination Agreement, dated May 4, 2022 (incorporated by reference to Exhibit 2.4 to AGBA’s 8-K filed with the SEC on November 18, 2022)
2.5	Business Combination Agreement Waiver and Amendment, dated October 21, 2022 (incorporated by reference to Exhibit 2.5 to AGBA’s 8-K filed with the SEC on November 18, 2022)
3.1	Fifth Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to AGBA’s 8-K filed with the SEC on November 18, 2022)
4.1	Form of Ordinary Share certificate (incorporated by reference to Exhibit 4.1 to AGBA’s 8-K filed with the SEC on November 18, 2022)
4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to AGBA’s 8-K filed with the SEC on November 18, 2022)
4.3	Description of Registrant’s Securities
4.4	Warrant Agreement dated May 14, 2019, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.5 to AGBA’s 8-K filed with the SEC on May 17, 2019)
10.2	Share Award Scheme (incorporated by reference to Exhibit 10.2 to AGBA’s 8-K filed with the SEC on November 18, 2022)
10.3	Letter of Appointment and Transfer (Ng Wing Fai) (incorporated by reference to Exhibit 10.3 to AGBA’s 8-K filed with the SEC on November 18, 2022)
10.4	Letter of Appointment and Transfer (Wong Suet Fai Almond) (incorporated by reference to Exhibit 10.4 to AGBA’s 8-K filed with the SEC on November 18, 2022)
21.1	Subsidiaries of the Registrant
23.1	Consent of WWC, P.C.
23.2	Consent of Friedman LLP
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGBA GROUP HOLDING LIMITED

Dated: April 3, 2023	By:	/s/ Wing Fai NG
	Name:	Wing Fai NG
	Title:	Group Chief Executive Officer (Principal Executive Officer)

AGBA GROUP HOLDING LIMITED

Dated: April 3, 2023	By:	/s/ Shu Pei Huang, Desmond
	Name:	Shu Pei Huang, Desmond
	Title:	Acting Group Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Wing Fai NG	Group Chief Executive Officer (Principal executive officer) and Executive Director	April 3, 2023

/s/ Wong Suet Fai, Almond	Executive Director	April 3, 2023
Wong Suet Fai, Almond

/s/ Brian Chan	Independent Director	April 3, 2023
Brian Chan

/s/ Thomas Ng	Independent Director	April 3, 2023
Thomas Ng

/s/ Felix Yun Pun Wong	Independent Director	April 3, 2023
Felix Yun Pun Wong

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Shareholders of
AGBA Group Holding Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AGBA Group Holding Limited and subsidiaries (collectively the “Company”) as of December 31, 2022, and the related consolidated statements of operations and comprehensive (loss) income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2022, the related notes, and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Reverse Recapitalization

As discussed in Note 4, the Company entered into a reverse recapitalization transaction whereby the Company merged with TAG International Limited (formerly known as OnePlatform Holdings Limited) and Subsidiaries, and TAG Asia Capital Holdings Limited and Subsidiaries (“TIL&TAG”). As the basis of the presentation of the consolidated financial statements as of December 31, 2022 and 2021 and for the years then ended that necessitate the application of retrospective adjustments reflecting the transaction to the first period presented, our audit included performing audit procedures on the adjustments. We believe our procedure provide evidence for us to conclude that management has properly applied the adjustments. We were not engaged to audit the combined financial statements of TIL&TAG as of December 31, 2021 for the year then ended; the combined financial statements of TIL&TAG were audited by another registered public accounting firm, and that registered public accounting firm expressed an unqualified opinion with an explanatory paragraph indicating that there was substantial doubt that TIL&TAG would continue as going concern.

Emphasis of Matter – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has incurred substantial net loss and had net cash outflows from operating activities during the year ended December 31, 2022 and reported accumulated deficit as at December 31, 2022. These circumstances give rise to substantial doubt that the Company will continue as a going concern. Management’s plans in regards to these matters are also described in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this doubt and uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID No. 1171

We have served as the Company’s auditor since 2022.

San Mateo, California

April 3, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders and Board of Directors and of

AGBA Group Holding Limited

Opinion on the Financial Statements

We have audited, before the effects of the reverse recapitalization described in Note 4, the accompanying consolidated balance sheet of AGBA Group Holding Limited (previously the combined balance sheet of OnePlatform Holdings Limited and Subsidiaries and TAG Asia Capital Holdings Limited and Subsidiaries) (the “Company”) as of December 31, 2021, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and the related notes (collectively referred to as the “2021 financial statements”) (the combined financial statements before the effects of the reverse recapitalization as described in Note 4 are not presented herein). In our opinion, the 2021 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review or apply any procedures to the adjustments to retroactively apply the effects of the reverse recapitalization described in Note 4, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by another registered public accounting firm.

Explanatory Paragraph — Going Concern

The accompanying 2021 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the 2021 financial statements, the Company does not have sufficient working capital at December 31, 2021, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this matter are also described in Note 3. The 2021 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These 2021 financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s 2021 financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the 2021 financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the 2021 financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the 2021 financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the 2021 financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

We served as the Company’s auditor from 2021 through 2022.

New York, NY

May 16, 2022

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”))

	As of December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$6,449,876	$38,595,610
Restricted cash	44,844,196	34,485,797
Accounts receivable, net	2,822,162	908,727
Accounts receivable, net, related parties	272,546	238,892
Loans receivables, net	517,479	123,611
Earnest deposit, the shareholder	—	7,182,131
Consideration receivable	—	1,861,348
Income tax recoverable	260,120	—
Deposit, prepayments, and other receivables	589,786	383,399
Total current assets	55,756,165	83,779,515

Non-current assets:
Loans receivables, net	1,072,392	3,785,314
Property and equipment, net	7,359,416	1,653,458
Long-term investments, net	37,033,360	33,292,013
Total non-current assets	45,465,168	38,730,785

TOTAL ASSETS	$101,221,333	$122,510,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$20,274,429	$3,850,015
Escrow liabilities	29,487,616	34,485,797
Borrowings	4,477,254	—
Amount due to shareholder	6,289,743	—
Forward share purchase liability	13,491,606	—
Income tax payable and provision	23,000,000	23,028,916
Total current liabilities	97,020,648	61,364,728

Long-term liabilities:
Warrant liabilities	4,548	—
Deferred tax liabilities	45,858	—
Total long-term liabilities	50,406	—

TOTAL LIABILITIES	97,071,054	61,364,728

Commitments and contingencies (Note 21)	—	—

Shareholders’ equity:
Ordinary shares, $0.001 par value; 200,000,000 shares authorized, 58,376,985 and 53,835,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively(1)	58,377	53,835
Ordinary shares to be issued	1,665	1,665
Additional paid-in capital	43,870,308	38,706,226
Receivable from the shareholder	—	(29,562,195)
Accumulated other comprehensive loss	(384,938)	(179,461)
(Accumulated deficit) retained earnings	(39,395,133)	52,125,502
Total shareholders’ equity	4,150,279	61,145,572

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$101,221,333	$122,510,300

(1)	Retroactively restated for the reverse recapitalization as described in Note 4.

See accompanying notes to the consolidated financial statements.

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2022	2021
Revenues:
Interest income:
Loans	$176,175	$961,522
Total interest income	176,175	961,522
Non-interest income:
Commissions	26,561,691	5,168,233
Recurring service fees	3,372,449	4,391,773
Total non-interest income	29,934,140	9,560,006
Total revenues from others	30,110,315	10,521,528

Non-interest income:
Recurring service fees	969,912	947,075
Total revenues from related parties	969,912	947,075
Total revenues	31,080,227	11,468,603

Operating cost and expenses:
Interest expense	(140,644)	(484,020)
Commission expense	(18,823,458)	(3,866,251)
Sales and marketing expense	(11,141,672)	(205,543)
Technology expense	(1,209,035)	(414,230)
Personnel and benefit expense	(21,928,504)	(9,152,522)
Other general and administrative expenses	(6,188,011)	(5,793,160)
Total operating cost and expenses	(59,431,324)	(19,915,726)

Loss from operations	(28,351,097)	(8,447,123)

Other income (expense):
Bank interest income	99,132	47,737
Interest income, related party	—	203,632
Foreign exchange loss, net	(2,643,261)	(915,062)
Loss on equity method investment	—	(1,596,555)
Investment (loss) income, net	(8,937,431)	130,255,232
Change in fair value of warrant liabilities	8,952	—
Change in fair value of forward share purchase liability	(5,392,293)	—
Rental income	315,233	—
Sundry income	504,735	421,107
Total other (expense) income, net	(16,044,933)	128,416,091

(Loss) income before income taxes	(44,396,030)	119,968,968

Income tax expense	(124,605)	(23,505,445)

NET (LOSS) INCOME	$(44,520,635)	$96,463,523

Other comprehensive loss:
Foreign currency translation adjustment	(205,477)	(393,601)

COMPREHENSIVE (LOSS) INCOME	$(44,726,112)	$96,069,922

Weighted average number of ordinary shares outstanding (1)
- Basic	56,084,858	55,500,000
- Diluted	56,084,858	55,500,000

Net (loss) income per ordinary share (1)
- Basic	$(0.79)	$1.74
- Diluted	$(0.79)	$1.74

(1)	Retroactively restated for the reverse recapitalization as described in Note 4.

See accompanying notes to the consolidated financial statements.

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Ordinary shares		Ordinary shares to be issued		Additional paid-in	Receivable from the	Accumulated other comprehensive (loss)	(Accumulated deficit) retained	Total shareholders’
	No. of share	Amount	No. of share	Amount	capital	shareholder	income	earnings	equity

Balance as of January 1, 2021	53,835,000	$53,835	1,665,000	$1,665	$38,706,226	$—	$214,140	$(44,338,021)	$(5,362,155)

Advances to the shareholder	—	—	—	—	—	(29,562,195)	—	—	(29,562,195)
Net income for the year	—	—	—	—	—	—	—	96,463,523	96,463,523
Foreign currency translation adjustment	—	—	—	—	—	—	(393,601)	—	(393,601)

Balance as of December 31, 2021	53,835,000	$53,835	1,665,000	$1,665	$38,706,226	$(29,562,195)	$(179,461)	$52,125,502	$61,145,572

Automatic conversion of public and private rights into ordinary shares (Note 14)	482,500	483	—	—	(483)	—	—	—	—
Issuance of ordinary shares to settle payables (Note 14)	792,334	792	—	—	7,202,278	—	—	—	7,203,070
Issuance of ordinary shares to settle finder fee (Note 14)	555,000	555	—	—	(555)	—	—	—	—
Transaction costs in related to Business Combination (Note 14)	—	—	—	—	(8,308,754)	—	—	—	(8,308,754)
Shares and warrants from reverse recapitalization with AGBA Acquisition Limited, net of redemption (Note 4)	2,712,151	2,712	—	—	6,282,184	—	—	—	6,284,896
Special dividend to the shareholder	—	—	—	—	—	29,562,195	—	(47,000,000)	(17,437,805)
Share-based compensation (Note 15)	—	—	—	—	2,088,725	—	—	—	2,088,725
Initial measurement of forward share purchase liability	—	—	—	—	(8,099,313)	—		—	(8,099,313)
Forgiveness of amount due to shareholder	—	—	—	—	6,000,000	—	—	—	6,000,000
Net loss for the year	—	—	—	—	—	—	—	(44,520,635)	(44,520,635)
Foreign currency translation adjustment	—	—	—	—	—	—	(205,477)	—	(205,477)

Balance as of December 31, 2022	58,376,985	$58,377	1,665,000	$1,665	$43,870,308	$—	$(384,938)	$(39,395,133)	$4,150,279

See accompanying notes to the consolidated financial statements.

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(44,520,635)	$96,463,523
Adjustments to reconcile net (loss) income to net cash used in operating activities
Share-based compensation expense	2,088,725	—
Depreciation of property and equipment	392,873	45,383
Loss on disposal of property and equipment	—	73
Accreted interest	—	(203,632)
Provision for legal contingency loss	—	836,308
Foreign exchange loss, net	2,643,261	184,747
Investment loss (income), net	8,937,431	(130,255,232)
Loss on equity method investment	—	1,596,555
Change in fair value of warrant liabilities	(8,952)	—
Change in fair value of forward share purchase liability	5,392,293	—

Change in operating assets and liabilities:
Accounts receivable	(1,947,089)	1,735,113
Loans receivable	2,319,054	16,728,359
Deposits, prepayments, and other receivables	(198,512)	(1,979,015)
Accounts payable and accrued liabilities	10,877,792	(432,770)
Escrow liabilities	(4,998,181)	(9,800,663)
Income tax payable	(282,459)	22,927,192
Net cash used in operating activities	(19,304,399)	(2,154,059)

Cash flows from investing activities:
Proceeds from sale of investments	1,853,473	186,820,950
Payment of earnest deposit, the shareholder	—	(7,182,131)
Addition in long-term investments, related party	(16,228,690)	(523,269)
Addition in long-term investments	—	(2,904,522)
Proceeds from redemption of corporate bonds, related party	—	1,286,628
Dividend received from long-term investments	1,154,749	—
Purchase of property and equipment	(968,367)	(3,603)
Net cash (used in) provided by investing activities	(14,188,835)	177,494,053

Cash flows from financing activities:
Advances from (repayment to) the shareholder	9,752,275	(163,798,115)
Proceeds from borrowings	4,464,391	—
Dividend paid to the shareholder	(17,437,805)	—
Cash proceeds from reverse recapitalization, net of redemption	15,356,580	—
Repayment of bank borrowings	—	(73,591)
Net cash provided by (used in) financing activities	12,135,441	(163,871,706)

Effect on exchange rate change on cash, cash equivalents and restricted cash	(429,542)	(155,154)

Net change in cash, cash equivalent and restricted cash	(21,787,335)	11,313,134

BEGINNING OF YEAR	73,081,407	61,768,273

END OF YEAR	$51,294,072	$73,081,407

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash received from income tax recoverable	$125,353	$—
Cash paid for income taxes	$531,592	$—
Cash paid for interest	$140,644	$1,200

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$6,449,876	$38,595,610
Restricted cash	44,844,196	34,485,797

Total cash, cash equivalents and restricted cash	$51,294,072	$73,081,407

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment, through earnest deposit	$7,182,131	$—
Special dividend to the shareholder offset with amount due from the shareholder	$29,562,195	$—
Issuance of ordinary shares to settle payables	$7,203,070	$—
Transaction costs in related to Business Combination	$8,308,754	—
Forgiveness of amount due to shareholder	$6,000,000	$—
Liability assumed related to forward share purchase agreement	$13,491,606	$—

See accompanying notes to the consolidated financial statements.

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 － BUSINESS OVERVIEW AND BASIS OF PRESENTATION

AGBA Group Holding Limited (“AGBA” or the “Company”) (formerly known as AGBA Acquisition Limited), is incorporated on October 8, 2018 in British Virgin Islands. On November 14, 2022, the Company changed its name from “AGBA Acquisition Limited” to “AGBA Group Holding Limited”. The Company, through its subsidiaries, is operating a wealth and health oneplatform, offering a wide range of financial service and products, covering life insurance, pensions, property-casualty insurance, stock brokerage, mutual funds, lending, and real estate in overseas. AGBA is also engaged in financial technology business and financial investments, managing an ensemble of fintech investments and healthcare investment and operating a health and wealth management platform with a broad spectrum of services and value-added information in health, insurance, investments and social sharing.

On November 14, 2022 (“Closing Date”), AGBA, AGBA Merger Sub I Limited, AGBA Merger Sub II Limited, TAG International Limited, TAG Asset Partners Limited, OnePlatform International Limited, OnePlatform Holdings Limited, TAG Asia Capital Holdings Limited, and TAG Holdings Limited (“TAG”) completed the business combination transaction and AGBA became the 100% beneficial owner of all of the issued and outstanding shares and other equity interest of TAG International Limited and TAG Asia Capital Holdings Limited. The transaction was accounted for as a “reverse recapitalization” and AGBA was treated as the “acquired” company for accounting purposes (see Note 4).

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

The accompanying consolidated financial statements reflect the activities of AGBA and each of the subsidiaries as of December 31, 2022 and 2021:

Name	Background	Ownership
TAG International Limited (“TIL”)	● British Virgin Islands company ● Incorporated on October 25, 2021 ● Issued and outstanding 1 ordinary share at $1 par value ● Investment holding	100% owned by AGBA

TAG Asset Partners Limited (“TAP”)	● British Virgin Islands company ● Incorporated on October 25, 2021 ● Issued and outstanding 1 ordinary share at $1 par value ● Investment holding	100% owned by TIL

OnePlatform International Limited (“OIL”) (amalgamated with OnePlatform Holdings Limited on August 11, 2022)	● Hong Kong company ● Incorporated on November 2, 2021 ● Issued and outstanding 100 ordinary shares for HK$100 ($13) ● Investment holding	100% owned by TAP

TAG Asia Capital Holdings Limited (“TAC”) (formerly known as Convoy Capital Holdings Limited)	● British Virgin Islands company ● Incorporated on October 26, 2015 ● Issued and outstanding 1 ordinary share at $1 par value ● Investment holding	100% owned by AGBA

OnePlatform Wealth Management Limited (“OWM”) (formerly known as GET Mdream Wealth Management Limited)

●   Hong Kong company

●   Incorporated on February 5, 2003

●   Issued and outstanding 240,764,705 ordinary shares for HK$120,851,790 ($15,493,819)

●   Provision of insurance and mandatory provident fund schemes brokerage services

99.89% owned by OIL

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

OnePlatform International Property Limited (“OIP”) (formerly known as Convoy International Property Consulting Limited)	● Hong Kong company ● Incorporated on May 21, 2014 ● Issued and outstanding 30,001,200 ordinary shares for HK$30,001,200 ($3,846,308) ● Provision of overseas real estate brokerage services	100% owned by OIL

OnePlatform Asset Management Limited (“OAM”) (formerly known as Convoy Asset Management Limited)

●   Hong Kong company

●   Incorporated on November 24, 1999

●   Issued and outstanding 264,160,000 ordinary shares for HK$272,000,000 ($34,871,795)

●   Licensed by the Securities and Futures Commission of Hong Kong

●   Provision of investment advisory, funds dealing, introducing broker, and asset management services

100% owned by OIL

Kerberos (Nominee) Limited (“KNL”)	● Hong Kong company ● Incorporated on April 20, 2007 ● Issued and outstanding 1 ordinary share for HK$1 ● Registered under The Hong Kong Trustee Ordinance ● Provision of escrow services	100% owned by OAM

Maxthree Limited (“Maxthree”)	● British Virgin Islands company ● Incorporated on April 12, 2006 ● Issued and outstanding 1 ordinary share at $1 par value ● Investment holding	100% owned by OIL

OnePlatform Credit Limited (formerly known as Artley Finance (HK) Limited) (“OCL”)

●   Hong Kong company

●   Incorporated on August 6, 1982

●   Issued and outstanding 169,107,379 ordinary shares for HK$169,107,379 ($21,680,433)

●   Registered under the Hong Kong Money Lenders Ordinance

●   Provision of money lending services

100% owned by Maxthree

Hong Kong Credit Corporation Limited (“HKCC”)

●   Hong Kong company

●   Incorporated on March 16, 1982

●   Issued and outstanding 139,007,381 ordinary shares for HK$139,007,381 ($17,821,459)

●   Registered under the Hong Kong Money Lenders Ordinance

●   Provision of money lending services

100% owned by OCL

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Trendy Reach Holdings Limited (“TRHL”)	● British Virgin Islands company ● Incorporated on October 5, 2015 ● Issued and outstanding 1 ordinary share at HK$1 ● Investment holding	100% owned by Maxthree

Profit Vision Limited (“PVL”)	● Hong Kong company ● Incorporated on October 9, 2015 ● Issued and outstanding 1 ordinary shares for HK$1 ● Property investment holding	100% owned by TRHL

TAG Technologies Limited (“TAGTL”) (formerly known as Convoy Technologies Limited)	● British Virgin Islands company ● Incorporated on October 23, 2015 ● Issued and outstanding 1 ordinary share at $1 par value ● Investment in financial technology business	100% owned by TAC

AGBA Group Limited (formerly known as Tandem Money Hong Kong Limited) (“AGL”)	● Hong Kong company ● Incorporated on November 28, 2019 ● Issued and outstanding 10,000 ordinary shares for HK$10,000 ($1,282) ● Operating as cost center for the Company	100% owned by TAGTL

Tandem Fintech Limited (“TFL”) (formerly known as Hit Fintech Solutions Limited)	● Hong Kong company ● Incorporated on October 6, 2017 ● Issued and outstanding 9,000,000 ordinary shares for HK$9,000,000 ($1,153,846) ● Operating an online insurance comparison platform	100% owned by TAC

AGBA Innovation Limited (“AGBA Innovation”) (formerly known as OnePlatform FinBiz Solutions Limited)	● Hong Kong company ● Incorporated on February 26, 2016 ● Issued and outstanding 1 ordinary share for HK$1 ● No operations since inception	100% owned by OIL

FinLiving Limited	● Hong Kong company ● Incorporated on September 14, 2021 ● Issued and outstanding 100 ordinary share for HK$100 ($13) ● No operations since inception	100% owned by AGBA Innovation

AGBA and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE 2 － SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

●	Basis of Presentation

The accompanying consolidated financial statements are presented in United States dollars (“US$” or “$”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, AGBA is treated as the “acquired” company and both of TIL and TAC are treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of TIL and TAC issuing stock for the net assets of AGBA, accompanied by a recapitalization. The net assets of AGBA are stated at historical cost, with no goodwill or other intangible assets recorded. Both of TIL and TAC were determined to be the accounting acquirer based on the following predominant factors:

●	TIL and TAC’s shareholders have a majority of voting rights in the Company;

●	the Board and senior management are primarily composed of individuals associated with TIL and TAC;

●	the operations of TIL and TAC comprise the ongoing operations of the Company.

The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of TIL and TAC. On the Closing Date, and subject to the terms and conditions of the Business Combination Agreement, AGBA became, through an acquisition merger, 100% owner of the issued and outstanding shares of each TIL and TAC, in exchange for 55,500,000 AGBA Shares. The shares and corresponding capital amounts and losses per share, prior to the Business Combination, have been retroactively restated in the consolidated financial statements.

●	Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of AGBA and its subsidiaries. A subsidiary is an entity (including a structured entity), directly or indirectly, controlled by the Company. The financial statements of the subsidiaries are prepared for the same reporting period as the Company, using consistent accounting policies. All intercompany transactions and balances between AGBA and its subsidiaries are eliminated upon consolidation.

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

●	Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the years presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives of property and equipment, impairment of long-lived assets, allowance for doubtful accounts, share-based compensation, warrant liabilities, forward share purchase liability, provision for contingent liabilities, revenue recognition, income tax provision, deferred taxes and uncertain tax position, and allocation of expenses from the shareholder.

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The inputs into the management’s judgments and estimates consider the economic implications of COVID-19 on the Company’s critical and significant accounting estimates. Actual results could differ from these estimates.

●	Foreign Currency Translation and Transaction

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is US$ and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company and subsidiaries are operating in Hong Kong maintain their books and record in their local currency, Hong Kong dollars (“HK$”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830-30, Translation of Financial Statement, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive loss within the statements of changes in shareholders’ equity.

Translation of amounts from HK$ into US$ has been made at the following exchange rates for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Year-end HK$:US$ exchange rate	0.1281	0.1283
Annual average HK$:US$ exchange rate	0.1277	0.1287

●	Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in readily available checking and saving accounts. They consist of highly liquid investments that are readily convertible to cash and that mature within three months or less from the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments. The Company maintains most of its bank accounts in Hong Kong.

●	Restricted Cash

Restricted cash consist of funds held in escrow accounts reflecting (i) the restricted cash and cash equivalents maintained in certain bank accounts that are held for the exclusive interest of the Company’s customers and (ii) the full obligation to an investor in connection with the Meteora Backstop Agreement (see Note 4).

The Company restricts the use of the assets underlying the funds held in escrow to meet with regulatory or contractual requirements and classifies the assets as current based on their purpose and availability to fulfill its direct obligation under current liabilities.

●	Accounts Receivable, net

Accounts receivable include trade accounts due from customers in insurance brokerage and asset management businesses.

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms. The normal settlement terms of accounts receivable from insurance companies in the provision of brokerage agency services are within 30 days upon the execution of the insurance policies. Credit terms with the products providers of investment, unit and mutual funds and asset portfolio are mainly 90 days or a credit period mutually agreed between the contracting parties. The Company seeks to maintain strict control over its outstanding receivables to minimize credit risk. Overdue balances are reviewed regularly by senior management. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate and provides allowance when necessary. The allowance is based on management’s best estimates of specific losses on individual customer exposures, as well as the historical trends of collections. Account balances are charged off against the allowance or direct written-off after all means of collection have been exhausted and the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary.

The Company does not hold any collateral or other credit enhancements overs its accounts receivable balances.

●	Loans Receivable, net

Loans receivables are carried at unpaid principal balances, less the allowance for loan losses and charge-offs. The loans receivables portfolio consists of real estate mortgage loans and personal loans.

Loans are placed on nonaccrual status when they are past due 180 days or more as to contractual obligations or when other circumstances indicate that collection is not probable. When a loan is placed on nonaccrual status, any interest accrued but not received is reversed against interest income. Payments received on a nonaccrual loan are either applied to protective advances, the outstanding principal balance or recorded as interest income, depending on an assessment of the ability to collect the loan. A nonaccrual loan may be restored to accrual status when principal and interest payments have been brought current and the loan has performed in accordance with its contractual terms for a reasonable period (generally six months).

If the Company determines that a loan is impaired, the Company next determines the amount of the impairment. The amount of impairment on collateral dependent loans is charged off within the given fiscal quarter. Generally the amount of the loan and negative escrow in excess of the appraised value less estimated selling costs, for the fair value of collateral valuation method, is charged off. For all other loans, impairment is measured as described below in Allowance for Loan Losses.

●	Allowance for Loan Losses (“ALL”)

The adequacy of the Company’s ALL is determined, in accordance with ASC Topic 450-20 Loss Contingencies includes management’s review of the Company’s loan portfolio, including the identification and review of individual problem situations that may affect a borrower’s ability to repay. In addition, management reviews the overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral, current charge-offs and other factors that may affect the portfolio, including a review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio.

The ALL reflects management’s evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio. There is significant judgment applied in estimating the ALL. These assumptions and estimates are susceptible to significant changes based on the current environment. Further, any change in the size of the loan portfolio or any of its components could necessitate an increase in the ALL even though there may not be a decline in credit quality or an increase in potential problem loans.

●	Long-Term Investments, net

The Company invests in debt securities, equity securities with readily determinable fair values, equity securities that do not have readily determinable fair values, and equity method investments.

Investment in debt securities consist of corporate bonds issued by the Company’s shareholder. Debt securities are classified as held-to-maturity and carried at cost, adjusted for the amortization of premiums and the accretion of discounts using the level-yield method over the remaining period until maturity. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Equity securities with readily determinable fair values are carried at fair value with any unrealized gains or losses reported in earnings.

Equity securities that do not have readily determinable fair values mainly consist of investments in privately-held companies. They are accounted for, at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

Investments in an entity in which the ownership is greater than 20% but less than 50%, or where other facts and circumstances indicate that the Company has the ability to exercise significant influence over the operating and financing policies of an entity, are accounted for using the equity method in accordance with ASC Topic 323: Investments – Equity Method and Joint Ventures. Equity method investments are recorded initially at cost and adjusted subsequently to recognize the share of the earnings, losses or other changes in capital of the investee entity after the date of acquisition. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

At each reporting period, the Company makes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired.

●	Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful life
Land and building	Shorter of 50 years or lease term
Furniture, fixtures and equipment	5 years
Computer equipment	3 years
Motor vehicle	3 years

Expenditures for maintenance and repairs are charged to earnings as incurred, while additions, renewals and betterments, which are expected to extend the useful life of assets, are capitalized. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●	Impairment of Long-Lived Assets

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. No impairment losses were recognized for the years ended December 31, 2022 and 2021.

●	Accounts Payable

Accounts payable represent commission payable to the Company’s financial advisors for the sale of investment funds, investment products, or insurance products. The carrying amount approximates fair value because of the short-term maturity.

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Borrowings

Borrowings are initially recognized at fair value and repayable in the next twelve months. Subsequently, they are measured at amortized cost. Interest expense is recognized on a fixed interest rate on the consolidated statements of operations.

●	Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The Company accounts for its Public Warrants as equity and the Private Warrants as liabilities.

●	Revenue Recognition

The Company receives certain portion of its non-interest income from contracts with customers, which are accounted for in accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”).

ASC Topic 606 provided the following overview of how revenue is recognized from the Company’s contracts with customers: The Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price – The transaction price is the amount of consideration in a contract to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer.

Step 4: Allocate the transaction price to the performance obligations in the contract – Any entity typically allocates the transaction price to each performance obligation on the basis of the relative standalone selling prices of each distinct good or service promised in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation – An entity recognizes revenue when (or as) it satisfies a performance obligation by transferring a promised good or service to a customer (which is when the customer obtains control of that good or service). The amount of revenue recognized is the amount allocated to the satisfied performance obligation. A performance obligation may be satisfied at a point in time (typically for promises to transfer goods to a customer) or over time (typically for promises to transfer service to a customer).

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Certain portion of the Company’s income is derived from contracts with customers, and as such, the revenue recognized depicts the transfer of promised goods or services to its customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company considers the terms of the contract and all relevant facts and circumstances when applying this guidance. The Company’s revenue recognition policies are in compliance with ASC 606, as follows:

Commissions

The Company earns commissions from the sale of investment products to customers. The Company enters into commission agreements with customers which specify the key terms and conditions of the arrangement. Commissions are separately negotiated for each transaction and generally do not include rights of return, credits or discounts, rebates, price protection or other similar privileges, and typically paid on or shortly after the transaction is completed. Upon the purchase of an investment product, the Company earns a commission from customers, calculated as a fixed percentage of the investment products acquired by its customers. The Company defines the “purchase of an investment product” for its revenue recognition purpose as the time when the customers referred by the Company has entered into a subscription contract with the relevant product provider and, if required, the customer has transferred a deposit to an escrow account designated by the Company to complete the purchase of the investment products. After the contract is established, there are no significant judgments made when determining the commission price. Therefore, commissions are recorded at point in time when the investment product is purchased.

The Company also facilitates the arrangement between insurance providers and individuals or businesses by providing insurance placement services to the insured and is compensated in the form of commission from the respective insurance providers. The Company primarily facilitates the placement of life, general and MPF insurance products. The Company determines that insurance providers are the customers.

The Company primarily earns commission income arising from the facilitation of the placement of an effective insurance policy, which is recognized at a point in time when the performance obligation has been satisfied upon execution of the insurance policy as the Company has no future or ongoing obligation with respect to such policies. The commission fee rate, which is paid by the insurance providers, based on the terms specified in the service contract which are agreed between the Company and insurance providers for each insurance product being facilitated through the Company. The commission earned is equal to a percentage of the premium paid to the insurance provider. Commission from renewed policies is variable consideration and is recognized in subsequent periods when the uncertainty around variable consideration is subsequently resolved (e.g., when customer renews the policy).

In accordance with ASC 606, Revenue Recognition: Principal Agent Considerations, the Company evaluates the terms in the agreements with its channels and independent contractors to determine whether or not the Company acts as the principal or as an agent in the arrangement with each party respectively. The determination of whether to record the revenue in a gross or net basis depends upon whether the Company has control over the services prior to transferring it. Control is demonstrated by the Company which is primarily responsible for fulfilling the provision of placement services through the Company’s licensed insurance brokers to provide agency services. The commissions from insurance providers are recorded on a gross basis and commission paid to independent contractors or channel costs are recorded as commission expense in the statements of operations.

The Company also offers the sale solicitation of real estate property to the final customers and is compensated in the form of commissions from the corresponding property developers pursuant to the service contracts. Commission income is recognized at a point of time upon the sale contracts of real estate property is signed and executed.

Recurring Service Fees

The Company provides asset management services to investment funds or investment product providers in exchange for recurring service fees. Recurring service fees are determined based on the types of investment products the Company distributes and are calculated as a fixed percentage of the fair value of the total investment of the investment products, calculated daily. These customer contracts require the Company to provide investment management services, which represents a performance obligation that the Company satisfies over time. After the contract is established, there are no significant judgments made when determining the transaction price. As the Company provides these services throughout the contract term, for the method of calculating recurring service fees, revenue is calculated on a daily basis over the contract term, quarterly billed and recognized. Recurring service agreements do not include rights of return, credits or discounts, rebates, price protection, performance component or other similar privileges and the circumstances under which the fixed percentage fees, before determined, could be not subject to clawback. Payment of recurring service fees are normally on a regular basis (typically monthly or quarterly).

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Interest Income

The Company offers money lending services from loan origination in form of mortgage and personal loans. Interest income is recognized monthly in accordance with their contractual terms and recorded as interest income in the consolidated statement of operations. The Company does not charge prepayment penalties from its customers. Interest income on mortgage and personal loans is recognized as it accrued using the effective interest method. Accrual of interest income on mortgage loans is suspended at the earlier of the time at which collection of an account becomes doubtful or the account becomes 180 days delinquent.

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The following table presents the revenue streams by segments, with the presentation of revenue categories presented on the consolidated statements of operations for the years, as indicated:

	For the year ended December 31, 2022
	Distribution Business	Platform Business
	Insurance brokerage service	Asset management service	Money lending service	Real estate agency service	Total
Interest income:
Loans	$-	$-	$176,175	$-	$176,175

Non-interest income:
Commissions	24,610,309	1,764,310	-	187,072	26,561,691
Recurring service fees	-	4,342,361	-	-	4,342,361

	$24,610,309	$6,106,671	$176,175	$187,072	$31,080,227

	For the year ended December 30, 2021
	Distribution Business	Platform Business
	Insurance brokerage service	Asset management service	Money lending service	Real estate agency service	Total
Interest income:
Loans	$-	$-	$961,522	$-	$961,522

Non-interest income:
Commissions	929,555	4,081,590	-	157,088	5,168,233
Recurring service fees	-	5,338,848	-	-	5,338,848

	$929,555	$9,420,438	$961,522	$157,088	$11,468,603

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Rental Income

Rental income represents monthly rental received from the Company’s tenants. The Company recognizes rental income on a straight-line basis over the lease term in accordance with the lease agreement.

●	Cost Allocation

Cost allocation includes allocation of certain general and administrative, sales and marketing expenses and other operating costs paid by the shareholder. General and administrative expenses consist primarily of payroll and related expenses of senior management and the Company’s employees, shared management expenses, including accounting, consulting, legal support services, rent, and other expenses to provide operating support to the related businesses. Allocated sales and marketing expense was mainly marketing expenses. These allocations are made using a proportional cost allocation method by considering the proportion of revenues, headcounts as well as estimates of time spent on the provision of services attributable to the Company.

●	Sales and marketing

Sales and marketing expenses include the costs of advertising, promotions, seminars, and other programs. In accordance with ASC Topic 720-35, Advertising Costs, advertising costs are expensed as incurred.

●	Comprehensive (Loss) Income

ASC Topic 220, Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive (loss) income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive (loss) income, as presented in the accompanying consolidated statements of changes in shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive (loss) income is not included in the computation of income tax expense or benefit.

●	Income Taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the years ended December 31, 2022 and 2021, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2022 and 2021, the Company did not have any significant unrecognized uncertain tax positions.

The Company is subject to tax in local and foreign jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the relevant tax authorities.

●	Share-Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provision of ASC Topic 718, Stock Compensation. The Company grants share awards, including ordinary shares and restricted share units, to eligible participants. Share-based compensation expense for share awards is measured at fair value on the grant date. The fair value of restricted stock with either solely a service requirement or with the combination of service and performance requirements is based on the closing fair market value of the ordinary shares on the date of grant.  Share-based compensation expense is recognized over the awards requisite service period. For awards with graded vesting that are subject only to a service condition, the expense is recognized on a straight-line basis over the service period for the entire award.

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Net (Loss) Income Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, Earnings per Share (“ASC 260”). ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net (loss) income divided by the weighted average ordinary share outstanding for the year. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

●	Segment Reporting

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments.

The Company uses the management approach to determine reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making decisions, allocating resources and assessing performance. The Company’s CODM has been identified as the CEO, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on management’s assessment, the Company determined that it has the following operating segments:

Segments		Scope of Service	Business Activities

Distribution Business		Insurance Brokerage Service	Facilitating the placement of insurance, investment, real estate and other financial products and services to our customers, through licensed brokers, in exchange for initial and ongoing commissions received from product providers, including insurance companies, fund houses and other product specialists

Platform Business	-	Asset Management Service

Providing access to financial products and services to licensed brokers.

Providing operational support for the submission and processing of product applications.

Providing supporting tools for commission calculations, customer engagement, sales team management, customer conversion, etc.

Providing training resources and materials.

Facilitating the placement of investment products for the fund and/or product provider, in exchange for the fund management services

	-	Money Lending Service	Providing the lending services whereby the Company makes secured and/or unsecured loans to creditworthy customers

	-	Real Estate Agency Service	Solicitation of real estate sales for the developers, in exchange for commissions

Fintech Business		Investment holding	Managing an ensemble of fintech investments

Healthcare Business		Investment holding	Managing an ensemble of healthcare-related investments

All of the Company’s revenues were generated in Hong Kong.

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Related Parties

The Company follows the ASC Topic 850-10, Related Party (“ASC 850”) for the identification of related parties and disclosure of related party transactions.

Pursuant to ASC 850, the related parties include: a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of ASC Topic 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operations are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

●	Commitments and Contingencies

The Company follows the ASC Topic 450-20, Commitments to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Fair Value Measurement

The Company follows the guidance of the ASC Topic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

●	Level 2 : Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

●	Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

The carrying value of the Company’s financial instruments: cash and cash equivalents, restricted cash, accounts receivable, consideration receivable, deposits, prepayments and other receivables, accounts payable and accrued liabilities, escrow liabilities, amount due to shareholder and borrowings approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of loans receivable approximates the carrying amount. The Company accounts for loans receivable at cost, subject to impairment testing.

The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable equity securities	$2,443,593	$2,443,593	$-	$-
Non-marketable equity securities	$34,589,767	$-	$-	$34,589,767

Liabilities:
Forward share purchase liability	$13,491,606	$-	$-	$13,491,606
Warrant liabilities	$4,548	$-	$-	$4,548

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable equity securities	$7,795,479	$7,795,479	$-	$-
Non-marketable equity securities	$25,496,534	$-	$-	$25,496,534

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Fair value estimates are made at a specific point in time based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

●	Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In June 2022, the FASB issued Accounting Standards Update (ASU) No. 2022-03 Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This guidance is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company has assessed ASU 2022-03 and early adopted the guidance during the second quarter of 2022. The adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments — Credit Losses (Topic 326). The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) — Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company believes the adoption will modify the way the Company analyses financial instruments, but it does not anticipate a material impact on results of operations. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have a material impact on the consolidated balance sheets, statements of operations and cash flows.

NOTE 3 — LIQUIDITY AND GOING CONCERN CONSIDERATION

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the year ended December 31, 2022, the Company reported $44.5 million net loss and $19.3 million net cash outflows from operating activities. As of December 31, 2022, the Company had an accumulated losses of $39.4 million and cash and cash equivalents of $6.4 million.

The ability to continue as a going concern is dependent on the Company’s ability to successfully implement various plans. The Company believes that it will be able to continue to grow the Company’s revenue base and control expenditures. In parallel, the Company continually monitors its capital structure and operating plans and evaluates various potential funding alternatives that may be needed in order to finance the Company’s business development activities, general and administrative expenses and growth strategy. These alternatives include external borrowings and continue to pursue fundraising in the next twelve months. Although there is no assurance that, if needed, the Company will be successful with its fundraising initiatives, the Company believes that the business combination transaction significantly increases its ability to access the capital going forward. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Without realization of additional capital, there is substantial doubt about the Company can continue as a going concern. However, the Company has obtained adequate and continuing financial support from its major shareholder to meet its debts as they fall due and sustain the operation through the next 12 months from the date that these consolidated financial statements were made available to issue.

NOTE 4 — REVERSE RECAPITALIZATION WITH AGBA ACQUISITION LIMITED

On the Closing Date, pursuant to the Business Combination Agreement, the following share transactions were completed:

●	4,825,000 public and private rights were automatically converted to 482,500 ordinary shares of AGBA.

●	792,334 ordinary shares of AGBA were issued to settle the outstanding payables.

●	555,000 ordinary shares of AGBA were issued to Apex Twinkle Limited as the finder fee in connection with the Business Combination.

●	53,835,000 ordinary shares of AGBA were issued to TAG as consideration for the Business Combination and 1,665,000 ordinary shares, representing as 3% holdback shares for indemnification purpose were reserved. All the holdback shares will be released to TAG in six months following the Closing.

Immediately after giving effect to the Business Combination, AGBA has 58,376,985 ordinary shares issued and outstanding, and 4,825,000 warrants outstanding. TAG became a major shareholder of the Company.

Preceding to the Closing, on November 9, 2022, AGBA entered into the Forward Share Purchase Agreement (the “Meteora Backstop Agreement”) with Meteora Special Opportunity Fund I, L.P., a Delaware limited partnership, Meteora Select Trading Opportunities Master, L.P., a Cayman Islands limited partnership, and Meteora Capital Partners, L.P., a Delaware limited partnership (collectively “Meteora”). Pursuant to the Meteora Backstop Agreement, Meteora has agreed to purchase up to 2,500,000 AGBA ordinary shares in the open market at prices no higher than the redemption price, including from other AGBA shareholders that elected to redeem and subsequently revoked their prior elections to redeem their shares, following the expiration of AGBA’s redemption offer. AGBA has agreed to purchase those shares from Meteora on a forward basis, up to the lessor of (i) that number of AGBA shares then held by Meteora, and (ii) the difference of (x) the number of shares held by Meteora at Closing (which shall be no more than 2,500,000 Ordinary Shares in the aggregate) minus (y) that number of shares equal to (I) the product of (A) $0.12, multiplied by (B) the number of shares held by the Meteora at Closing (such product, the “Commitment Share Value”), divided by (II) the value weighted average price for the preceding 30 trading days ending on the day that is 30 days following the Closing (the number of shares derived in (y), the “Commitment Shares”, and the lesser of (1) and (2), the “Puttable Shares”), unless otherwise agreed to in writing by all parties, at a price per Share equal to the sum of (i) the redemption price as contemplated by the Definitive Proxy Statement (the “Redemption Price”), plus (ii) $0.45 (the sum of (i) and (ii), the “Base Price”), plus (iii) the result of (X) the Base Price, multiplied by (Y) the number of Commitment Shares, divided by (Z) the number of Puttable Shares (such sum of (i), (ii) and (iii), the “Shares Purchase Price”); provided that the Shares Purchase Price will be reduced by $0.15 for the first full calendar quarter after 90 days following the Closing sooner than the Put Date that the Put occurs if the Put does so occur, plus an additional reduction of $0.10 if the Put occurs before 90 days following the Closing. The purchase price payable by AGBA will be escrowed in the amount of the redemption price per share. At the election of AGBA, $0.45 of the Shares Purchase Price can be paid using Ordinary Shares rather than cash. The Meteora Backstop Agreement matures nine months after the closing of the Business Combination.

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The transaction was accounted for as a “reverse recapitalization” in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) because the primary assets of AGBA would be nominal following the close of the Business Combination. Under this method of accounting, AGBA was treated as the “acquired” company for financial reporting purposes and both of TIL and TAC were determined to be the accounting acquirer based on the terms of the Business Combination and other factors including: (i) TIL and TAC’s shareholders have a majority of the voting power of the combined company, (ii) TIL and TAC comprises a majority of the governing body of the combined company, and TIL and TAC’s senior management comprises all of the senior management of the combined company, and (iii) TIL and TAC comprises all of the ongoing operations of the combined entity. Accordingly, for accounting purposes, this transaction was treated as the equivalent of the Company issuing shares for the net assets of AGBA, accompanied by a recapitalization. The shares and net loss per ordinary share, prior to the Reverse Recapitalization, have been retroactively restated. The net assets of AGBA were recorded at historical carrying amount, with no goodwill or other intangible assets recorded. Operations prior to the Reverse Recapitalization are those of TIL and TAC.

NOTE 5 — RESTRICTED CASH

As of December 31, 2022, the Company had $44.8 million of restricted cash, of which (i) $29.5 million (2021: $34.5 million) was held in certain bank accounts on behalf of the Company’s customers and (ii) $15.3 million (2021: Nil) was held in an escrow account in connection with the Meteora Backstop Agreement.

For the funds held on behalf of the customers, the Company is acted as a custodian to manage the assets and investment portfolio on behalf of its customers under the terms of certain contractual agreements, which the Company does not have the right to use for any purposes, other than managing the portfolio. Upon receiving escrow funds, the Company records a corresponding escrow liability.

Pursuant to the Meteora Backstop Agreement, the fund held in the escrow account for the forward share purchase is restricted to the Company for the nine months following the consummation of the Business Combination, unless Meteora sells the shares in the market or redeems the shares in nine months after the closing of the Business Combination. Notwithstanding the sale of shares by Meteora, the restricted cash will be used to settle any of the Company’s repurchase obligations.

NOTE 6 － ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	As of December,
	2022	2021
Accounts receivable	$2,916,609	$1,003,303
Accounts receivable – related parties	272,546	238,892
Less: allowance for doubtful accounts	(94,447)	(94,576)
Accounts receivable, net	$3,094,708	$1,147,619

The accounts receivable due from related parties represented the management service rendered to the portfolio assets of related companies, which are controlled by the shareholder, for a compensation of asset management service fee income at the predetermined rate based on the respective portfolio of asset values invested by the final customers. The amount is unsecured, interest-free and with a credit term mutually agreed.

The following table presents the activity in the allowance for doubtful accounts:

	As of December 31,
	2022	2021
Balance at beginning of year	$94,576	$95,121
Foreign translation adjustment	(129)	(545)
Balance at end of year	$94,447	$94,576

For the years ended December 31, 2022 and 2021, the Company had no provision for the allowance of doubtful accounts. The Company has not experienced any significant bad debt write-offs of accounts receivable in the past.

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company generally conducts its business with creditworthy third parties. The Company determines, on a continuing basis, the probable losses and an allowance for doubtful accounts, based on several factors including internal risk ratings, customer credit quality, payment history, historical bad debt/write-off experience and forecasted economic and market conditions. Accounts receivable are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. In addition, receivable balances are monitored on an ongoing basis and its exposure to bad debts is not significant.

At December 31, 2022 and 2021, no outstanding accounts are 90 days or more past due.

NOTE 7 － LOANS RECEIVABLES, NET

The Company’s loan portfolio was as follows:

	As of December 31,
	2022	2021

Mortgage loans	$1,589,871	$3,908,925
Personal loans to affiliates, unsecured	-	76,799
Total loans	1,589,871	3,985,724
Less: allowance for loan losses	-	(76,799)
Loans receivables, net	$1,589,871	$3,908,925

Reclassifying as:
Current portion	$517,479	$123,611
Non-current portion	1,072,392	3,785,314
Loans receivables, net	$1,589,871	$3,908,925

The interest rates on loans issued ranged between 9.00% and 10.00% (2021: 6.25% to 10.00%) per annum for the year ended December 31, 2022. Mortgage loans are secured by collateral in the pledge of the underlying real estate properties owned by the borrowers.

Mortgage loans are made to either business or individual customers in Hong Kong for a period of 3 to 25 years.

The following table presents the activity in the allowance for loan losses for the fiscal years:

	As of December 31,
	2022	2021

Balance at beginning of year	$76,799	$88,436
Written-off	(76,799)	(11,637)
Balance at end of year	$-	$76,799

For the years ended December 31, 2022 and 2021, the Company had no provision for the allowance of loan losses.

Allowance for loan losses is estimated on a bi-annual basis based on an assessment of specific evidence indicating doubtful collection, historical experience, loan balance aging and prevailing economic conditions.

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Age Analysis of Loans by Class

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Interest and fees continue to accrue on past due loans until the date the loan is placed in nonaccrual status, if applicable. The following table includes an aging analysis of loans as of the dates indicated. Also included in the table below are loans that are 90 days or more past due as to interest and principal and still accruing interest, because they are well-secured and in the process of collection.

	As of December 31,
	2022	2021

Within credit term	$1,589,871	$3,908,925
Past due:
30-59 days	-	-
60-89 days	-	-
90 or more days due and still accruing interest	-	-
Nonaccrual	-	-
Total loans	$1,589,871	$3,908,925

Loan Maturity By Class

The following table presents the maturities of loan balances for the years presented:

	As of December 31,
Maturities	2022	2021

Within 1 year	$517,479	$123,611
1-5 years	76,040	1,160,591
5-10 years	149,342	939,081
More than 10 years	847,010	1,685,642
Total loans	$1,589,871	$3,908,925

Interest on loans receivable is accrued and credited to income as earned. Accrual of interest is generally discontinued when either (i) reasonable doubt exists as to the full, timely collection of interest or principal or (ii) when a loan becomes past due by more than 180 days (The further extension of loan past due status is subject to management final approval and on case-by-case basis).

Credit Quality Information

The Company uses internally-assigned risk grades to estimate the capability of borrowers to repay the contractual obligations of their loan agreements as scheduled or at all. The Company’s internal risk grade system is based on experiences with similarly graded loans and the assessment of borrower credit quality, such as, credit risk scores, collateral and collection history. Individual credit scores are assessed by credit bureau, such as TransUnion. Internal risk grade ratings reflect the credit quality of the borrower, as well as the value of collateral held as security. The Company requires collateral arrangements to all mortgage loans and has policies and procedures for validating the reasonableness of the collateral valuations on a regular basis. Management believes that these policies effectively manage the credit risk from advances.

The Company’s internally assigned risk grades are as follows:

Pass: Loans are of acceptable risk.

Other Assets Especially Mentioned (OAEM): Loans have potential weaknesses that deserve management’s close attention.

Substandard: Loans reflect significant deficiencies due to several adverse trends of a financial, economic or managerial nature.

Doubtful: Loans have all the weaknesses inherent in a substandard loan with added characteristics that make collection or liquidation in full based on currently existing facts, conditions and values highly questionable or improbable.

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Loss: Loans have been identified for charge-off because they are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

	As of December 31,
Credit grades	2022	2021

Pass	$1,589,871	$3,908,925
OAEM	-	-
Substandard	-	-
Doubtful	-	-
Loss	-	-
Total loans	$1,589,871	$3,908,925

NOTE 8 － EARNEST DEPOSIT

During the year ended December 31, 2022, the Company made a refundable earnest deposit of $7.84 million for the purchase of 4,158,963 shares of Investment A from the shareholder. The purchase price is amounted to approximately $6.56 million at the historical carrying amount. The transaction was completed on April 20, 2022. This transaction is recorded based on the historical carrying amount to the shareholder accordingly.

As of December 31, 2021, earnest deposit represented a refundable deposit of $7.18 million for the purchase of an office premises from the shareholder. The purchase price is amounted to approximately $8.00 million at the current market value. The transaction was completed on January 25, 2022. This transaction is recorded based on the historical carrying amount to the shareholder accordingly.

NOTE 9 － LONG-TERM INVESTMENTS, NET

Long-term investments, net consisted of the following:

	As of December 31,
	Ownership interest	2022	Ownership interest	2021
Marketable equity securities:
Investment C	0.46%	$2,443,593	0.47%	$7,795,479

Non-marketable equity securities:
Investment A	8.37%	5,717,678	3.55%	5,790,115
Investment B	3.63%	513,000	3.30%	1,270,848
Investment D	4.92%	16,030,943	5.11%	17,912,302
Investment E	4.00%	522,557	4.00%	523,269
Investment F	4.00%	11,805,589	-	-
Total		34,589,767		25,496,534
Net carrying value		$37,033,360		$33,292,013

Equity Method Investments

The Company generally accounts for the investments in equity security under the equity method in compliance of ASC Topic 323. Investments where the Company has significant influence, but not control, over the investee are accounted for under the equity method. The equity method investments are stated at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected in the consolidated statements of operations. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of December 31, 2022, the Company had no equity method investment as all the equity investments were disposed during the year ended December 31, 2021.

During the year ended December 31, 2021, the Company sold the entire interest (51%) in Investee A to the shareholder for a consideration of $159,413 at its net carrying value, resulted with a loss on the sale of $32,826.

During the year ended December 31, 2021, the Company sold the entire interest in Investee B to JP Morgan Chase for a cash consideration of approximately $186.8 million, resulted with a realized gain of approximately $139.2 million. The Company received the cash proceeds of $184.9 million during the year ended December 31, 2021 and the remaining balance was received in January 2022.

For the year ended December 31, 2021, the Company recorded a loss of $1,596,555 on equity method investments.

Debt Securities

Investment in debt securities consist of corporate bonds issued by the Company’s shareholder which are classified as held-to-maturity and carried at cost, adjusted for the amortization of premiums and the accretion of discounts using the level-yield method over the remaining period until maturity. In November 2021, the corporate bonds were fully redeemed by the shareholder. The Company earned the interest income of $203,632 for the year ended December 31, 2021.

Investments in Marketable Equity Securities

Investments in equity securities, such as, marketable securities, are accounted for at fair value with changes in fair value recognized in net income (loss). During the year ended December 31, 2021, Investment C was listed and publicly traded on Nasdaq Stock Exchange in March 2021 and there was a transfer into Level 1 from Level 3 in the fair value hierarchy of Investment C, as a result of a change in market liquidity.

As of December 31, 2022 and 2021, Investment C was recorded at fair value of $2,443,593 and $7,795,479, which were traded at a closing price of $2.46 and $7.85 per share, respectively.

For the years ended December 31, 2022 and 2021, the Company had an unrealized loss of $5,330,652 and $12,398,717, respectively in the changes in fair value.

Investments in Non-Marketable Equity Securities

Investments in non-marketable equity securities consist of investments in limited liability companies in which the Company’s interests are deemed minor and long-term, strategic investments in companies that are in various stages of development, and investments in a close-ended partnership funds which concentrated in the healthcare sector. These investments do not have readily determinable fair values and, therefore, are reported at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

Management assesses each of these investments on an individual basis, subject to a periodic impairment review and considers qualitative and quantitative factors including the investee’s financial condition, the business outlook for its products and technology, its projected results and cash flow, financing transactions subsequent to the acquisition of the investment, the likelihood of obtaining subsequent rounds of financing and cash usage. When an impairment exists, the investment will be written down to its fair value by recording the corresponding charge as a component of other income (expense), net. Fair value is estimated using the best information available, which may include cash flow projections or other available market data.

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table presents the changes in fair value of non-marketable equity securities which are measured using Level 3 inputs at December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Balance at beginning of year	$25,496,534	$39,416,469
Additions	16,228,690	3,427,791
Change from Level 3 to Level 1	-	(20,194,196)
Adjustments:
Upward adjustments	2,137,021	3,531,464
Downward adjustments	(6,898,549)	-
Foreign exchange adjustment	(2,373,929)	(684,994)
Balance at end of year	$34,589,767	$25,496,534

Cumulative unrealized gains and losses, included in the carrying value of the Company’s non-marketable equity securities:

	As of December 31,
	2022	2021
Downward adjustments (including impairment)	$(27,254,600)	$(20,356,051)
Upward adjustments	$6,209,357	$4,072,336

Investment income is recorded as other income in the Company’s consolidated statements of operations and consisted of the following:

	Years ended December 31,
	2022	2021
Marketable equity securities:
Unrealized loss from the changes in fair value – Investment C	$(5,330,652)	$(12,398,717)

Non-marketable equity securities:
Unrealized gains – Investment F	2,137,021	3,531,464
Unrealized losses (including impairment) – Investment A and B	(6,898,549)	-
Realized gains – Investee B	-	139,122,485
Dividend income	1,154,749	-
Investment (loss) income, net	$(8,937,431)	$130,255,232

NOTE 10 － PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	As of December 31,
	2022	2021
As cost:
Land and building	$7,881,202	$1,888,450
Furniture, fixtures and equipment	13,412	10,868
Computer equipment	164,536	60,287
Motor vehicles	108,994	109,143
	8,168,144	2,068,748
Less: accumulated depreciation	(808,728)	(415,290)
Property and equipment, net	$7,359,416	$1,653,458

During the year ended December 31, 2022, the Company purchased an office premises from the shareholder, through the acquisition of TRHL and PVL, which were previously controlled by the shareholder. The purchase price was amounted to approximately $6.0 million at the net carrying value of the office premises. The transaction was completed on January 25, 2022 and recorded at the historical carrying amount accordingly.

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company accounted for this acquisition as an asset acquisition under ASC Topic 805-50 and the Company adopted the Regulation S-X and concluded that this acquisition was not significant. Accordingly, the presentation of the assets acquired, historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, are not required to be presented.

Depreciation expense for the years ended December 31, 2022 and 2021 were $392,873 and $45,383, respectively.

NOTE 11 － BORROWINGS

In September 2022, the Company obtained a mortgage loan from a finance company in Hong Kong, which bears interest at a fixed rate of 10.85% per annum, is repayable in September 2023 and secured by an office premises with carrying amount of $5.7 million located in Hong Kong.

NOTE 12 － FORWARD SHARE PURCHASE LIABILITY

The forward share purchase liability (“FSP liability”) under the Meteora Backstop Agreement is valued by an independent valuer using a Black-Scholes model, which is considered to be Level 3 fair value measurement. The following table presents a summary of the changes in fair value of the FSP liability, a Level 3 liability, measured on a recurring basis.

Fair value of FSP liability as of November 14, 2022	8,099,313
Change in fair value	5,392,293
Fair value of FSP liability as of December 31, 2022	$13,491,606

For the year ended December 31, 2022, the change in fair value of FSP liability was $5,392,293, recognized in the consolidated statements of operations.

The following table presents the quantitative information regarding Level 3 fair value measurements of the FSP liability.

	December 31, 2022	November 14, 2022
Input
Share price	$1.54	$5.71
Risk-free interest rate	4.16%	4.16%
Volatility	52.19%	52.19%
Exercise price	$12.34	$12.25
Term	0.61 year	0.75 year

NOTE 13 － WARRANT LIABILITIES

The private warrants are accounted for as liabilities in accordance with ASC 480 and are presented as liabilities on the consolidated balance sheets. As of December 31, 2022, there were 225,000 private warrants outstanding.

The fair values of the private warrants are valued by an independent valuer using a Binominal pricing model. The warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The key inputs into the Binominal pricing model were as follows at their measurement dates:

	December 31, 2022	November 14, 2022
Input
Share price	$1.54	$5.71
Risk-free interest rate	4.16%	4.16%
Volatility	52.19%	52.19%
Exercise price	$11.50	$11.50
Warrant remaining life	4.9 years	5 years

As of December 31, 2022 and upon the closing of Business Combination, the aggregate value of the private warrants was $4,548 and $13,500, respectively. The changes in fair value for the year ended December 31, 2022 was $8,952.

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

NOTE 14 － SHAREHOLDERS’ EQUITY

Ordinary Shares

On the Closing Date, pursuant to the Business Combination (as described in Note 4), the following share transactions were completed:

●	4,825,000 public and private rights were automatically converted to 482,500 ordinary shares of AGBA.

●	792,334 ordinary shares of AGBA were issued to settle the outstanding payables.

●	555,000 ordinary shares of AGBA were issued to Apex Twinkle Limited as the finder fee in connection with the Business Combination.

●	53,835,000 ordinary shares of AGBA were issued to TAG as consideration for the Business Combination and 1,665,000 ordinary shares, representing as 3% holdback shares were reserved.

In addition, upon the closing of the Business Combination, pursuant to the terms of the Fifth Amended and Restated Memorandum and Articles of Association, the Company increased its authorized share from 100,000,000 to 200,000,000 ordinary shares with a par value $0.001.

As of December 31, 2022, there were 58,376,985 ordinary shares issued and outstanding and 1,665,000 ordinary shares to be issued under the reserve.

Public Warrants

Each public warrant entitles the holder thereof to purchase one-half (1/2) of one ordinary share at a price of $11.50 per full share, subject to adjustment as discussed herein. The warrants became exercisable 90 days after the Closing of the Business Combination and will expire five years after the Closing of the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares. This means that only an even number of warrants may be exercised at any given time by a warrant holder.

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Once the warrants become exercisable, the Company may call the outstanding warrants (including any outstanding warrants issued upon exercise of the unit purchase option issued to Maxim Group LLC) for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption,

●	if, and only if, the last sales price of the ordinary shares equals or exceeds $16.50 per share for any 20 trading days within a 30 trading day period ending three business days before the Company send the notice of redemption, and

●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the warrants for redemption as described above, the management of the Company will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the whole warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. Whether the Company will exercise our option to require all holders to exercise their warrants on a “cashless basis” will depend on a variety of factors including the price of our ordinary shares at the time the warrants are called for redemption, the Company’s cash needs at such time and concerns regarding dilutive share issuances.

Private Warrants

The private warrants are identical to the public warrants, except that the private warrants and the ordinary shares issuable upon the exercise of the private warrants were not transferable, assignable or salable until after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

The private warrants are accounted as liabilities, remeasured to fair value on a recurring basis, with changes in fair value recorded to the consolidated statements of operations (see Note 13).

As of December 31, 2022 and 2021, there were 4,600,000 public warrants and 225,000 private warrants outstanding.

Rights

Each holder of a right is automatically converted to one-tenth (1/10) of an ordinary share of the Company upon consummation of the Business Combination.

Upon the closing of Business Combination, 4,825,000 rights were automatically converted to 482,500 ordinary shares of the Company. There were no outstanding rights as of December 31, 2022.

Forgiveness of Amount Due to Shareholder

During the year ended December 31, 2022, TAG agreed to forgive the Company $6 million, in aggregate, representing certain amount due to it and treat as additional paid-in capital.

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Dividend Distribution

On January 18, 2022, TAC was approved to declare and distribute a special dividend of $47 million to TAG Holdings Limited, the shareholder who represented 1 ordinary share of TAC. The dividends were paid by offsetting the receivable due from the shareholder and the remaining balance was paid by cash. The special dividend distribution was made due to the investment income from the sale of all equity interest in Nutmeg Saving and Investment Limited in September 2021.

NOTE 15 － SHARE-BASED COMPENSATION

Upon the Closing of the Business Combination, all the shareholders of the Company have adopted and approved the Share Award Scheme (the “Scheme”) to recognize the contributions to the Business Combination by the eligible participants of the Company and to retain them for the continuing operation and development of the Company. Pursuant to the Scheme, the maximum number of shares to be awarded under the Scheme shall not be in excess of 20% of the total issued and outstanding ordinary shares of the Company. The Scheme provides for grants of share awards and restricted share units. Restricted share units is the grant of a right to receive a specified number of the Company’s ordinary shares upon lapse of a specified forfeiture condition such as completion of a specified period of service or achievement of certain specified performance. Directors, officers, consultants, and employees of the Company, as well as others performing consulting service providers for the Company, are eligible for grants under the Scheme.

On December 13, 2022, the Company approved and granted 5,507,600 ordinary shares under the Scheme. Among 5,507,600 shares, 507,600 shares granted are vested immediately on the date of grant for compensating the contributions of prior services and performance of the eligible employees. The remaining 5,000,000 shares are granted as restricted share units (“RSUs”) to employees and consultants as additional compensation. These RSUs typically will be vested over one to four years period from 2023 to 2026. The weighted average grant-date fair value of the shares granted during the year ended December 31, 2022 was $2.47 per share.

On December 29, 2022, the Company further approved and granted 438,500 ordinary shares to the directors and officers of the Company under the Scheme. The share awards are granted for compensating the contributions of prior services by certain employees and immediately vested. The weighted average grant-date fair value of the shares granted during the year ended December 31, 2022 was $1.91 per share.

The fair value of the ordinary shares granted during the year is measured based on the closing price of the Company’s ordinary shares as reported by Nasdaq Exchange on the date of grant. For those vested immediately on the date of grant, the fair value is recognized as share-based compensation expense in the consolidated statements of operations. For the RSUs, the fair value is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis. The valuations assume no dividends will be paid. The Company has assumed 10% forfeitures for restricted share units.

At December 31, 2022, total unrecognized compensation remaining to be recognized in future periods totalled $12.33 million for RSUs and they are expected to be recognized over the weighted average period of 2.7 years. The Company recorded $2,088,725 share-based compensation expense for the year ended December 31, 2022, which is included in the operating expenses in the consolidated statements of operations.

A summary of the activities for the Company’s RSUs for the year ended December 31, 2022 is as follow:

	Year ended December 31, 2022
	Number of RSUs	Weighted Average Grant Price

Outstanding, beginning of year	-	$-
Granted	5,000,000	$2.47
Outstanding, end of year	5,000,000	$2.47

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 16 － NET (LOSS) INCOME PER SHARE

On the Closing Date, the Company completed the Business Combination with both of TIL and TAC, whereby the Company received 55,500,000 shares in exchange for all of its share capital. The effect of the Business Combination was recast to reflect the reverse recapitalization as of January 1, 2021, and will be utilized for the calculation of earnings per share in all prior periods. The per share amounts have been updated to show the effect of the exchange on earnings per share as if the exchange occurred at the beginning of both fiscal years for the consolidated financial statements of the Company. The impact of the stock exchange is also shown on the Company’s consolidated statements of changes in shareholders’ equity.

Since the Company reported a net loss for the year ended December 31, 2022, it was required by ASC 260 to use basic weighted-average shares outstanding when calculating diluted net loss per share for the year ended December 31, 2022, as the potential dilutive securities are anti-dilutive.

	Years ended December 31,
	2022	2021
Numerator:
Net (loss) income attributable to the Company’s shareholders	$(44,520,635)	$96,463,523

Denominator:
Weighted average ordinary shares outstanding
Basic	56,084,858	55,500,000
Diluted	56,084,858	55,500,000

Net (loss) income per share
Basic	$(0.79)	$1.74
Diluted	$(0.79)	$1.74

For the year ended December 31, 2022, diluted weighted average ordinary shares outstanding is equal to basic weighted average ordinary shares, due to the Company’s net loss position. Hence, no ordinary shares equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, because such securities had an antidilutive impact:

	Years ended December 31,
	2022	2021

Public and private warrants (Note 14)	4,825,000	-
Shares award granted (Note 15)	5,946,100	-

	10,771,100	-

NOTE 17 － INCOME TAX EXPENSE

The provision for income tax expense consisted of the following:

	Years ended December 31,
	2022	2021
Current tax	$118,073	$23,505,445
Deferred tax	6,532	-
Income tax expense	$124,605	$23,505,445

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company’s subsidiaries mainly operate in Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

British Virgin Islands

The Company is incorporated in the British Virgin Islands and is not subject to taxation. In addition, upon payments of dividends by these entities to their shareholder, no British Virgin Islands withholding tax will be imposed.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong profits tax at the income tax rates ranging from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year.

The reconciliation of income tax rate to the effective income tax rate based on (loss) income before income tax expense for the years ended December 31, 2022 and 2021 are as follows:

	Years ended December 31,
	2022	2021

(Loss) income before income taxes	$(44,396,030)	$119,968,968
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(7,325,345)	19,794,880
Income not subject to taxes	(71,468)	(41,476)
Non-deductible items:
- Share-based compensation	344,640	—
- Investment loss, net	1,474,676	2,037,253
- Change in fair values of warrant liabilities and FSP liability	888,251	—
- Items not subject to tax deduction	1,925,846	1,435,277
Tax effect on temporary differences not recognized	1,003	(126,870)
Under (over) provision of prior years	31,284	(38,939)
Net operating loss	2,895,733	457,680
Tax holiday	(21,838)	(23,802)
Other	(18,177)	11,442
Income tax expense	$124,605	$23,505,445

The following table sets forth the significant components of the deferred tax liabilities and assets of the Company:

	As of December 31,
	2022	2021
Deferred tax liabilities:
Accelerated depreciation	$45,858	$-

Deferred tax assets, net:
Net operating loss carryforwards	5,461,370	2,483,436
Less: valuation allowance	(5,461,370)	(2,483,436)
	-	-

Deferred tax liabilities, net	$45,858	$-

As of December 31, 2022 and 2021, the operations incurred $33.1 million and $15.1 million, respectively of cumulative net operating losses which can be carried forward to offset future taxable income. Net operating loss can be carried forward indefinitely but cannot be carried back to prior years. There are no group relief provisions for losses or transfers of assets under Hong Kong tax regime. Each company within a corporate group is taxed as a separate entity. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes that it is more likely that not all of these assets will be realized in the future. The valuation allowance is reviewed annually.

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Uncertain tax positions

The Company evaluates the uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2022 and 2021, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties related to potential underpaid income tax expenses for the years ended December 31, 2022 and 2021 and also did not anticipate any significant increases or decreases in unrecognized tax benefits in the next 12 months from December 31, 2022.

NOTE 18 － SEGMENT INFORMATION

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments.

Currently, the Company has four business segments comprised of the related products and services, as follows:

Segments	Scope of Business Activities

Distribution Business	Facilitating the placement of insurance, investment, real estate and other financial products and services to our customers, through licensed brokers, in exchange for initial and ongoing commissions received from product providers, including insurance companies, fund houses and other product specialists.

Platform Business

- Providing access to financial products and services to licensed brokers.

- Providing operational support for the submission and processing of product applications.

- Providing supporting tools for commission calculations, customer engagement, sales team management, customer conversion, etc.

- Providing training resources and materials.

- Facilitating the placement of investment products for the fund and/or product provider, in exchange for the fund management services

- Providing the lending services whereby the Company makes secured and/or unsecured loans to creditworthy customerse; and
- Solicitation of real estate sales for the developers, in exchange for commissions

Fintech Business	Managing an ensemble of fintech investments

Healthcare Business	Managing healthcare investment

The four business segments were determined based primarily on how the chief operating decision maker views and evaluates the operations. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and services are considered in determining the formation of these operating segments.

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following tables present the summary information by segment for the years ended December 31, 2022 and 2021:

	For the year ended December 31, 2022
	Distribution Business	Platform Business	Fintech Business	Healthcare Business	Total

Revenue, net
- Interest income	$-	$176,175	$-	$-	$176,175
- Non-interest income	24,610,309	6,293,743	4,896	-	30,908,948
Less: inter-segment	-	-	(4,896)	-	(4,896)
	24,610,309	6,469,918	-	-	31,080,227

Commission expense	16,839,870	1,983,588	-	-	18,823,458
Depreciation	884	391,104	885	-	392,873
Loss from operations	(4,960,505)	(10,767,796)	(12,622,796)	-	(28,351,097)
Investment loss, net	-	-	(8,937,431)	-	(8,937,431)
Total assets	$3,556,198	$59,001,756	$38,140,822	$522,557	$101,221,333

	For the year ended December 31, 2021
	Distribution Business	Platform Business	Fintech Business	Healthcare Business		Total
Revenue, net
- Interest income	$-	$961,522	$-	$		$961,522
- Non-interest income	929,555	9,577,526	-		-	10,507,081
Less: inter-segment	-	-	-		-	-
	929,555	10,539,048	-		-	11,468,603

Commission expense	332,381	3,533,870	-		-	3,866,251
Depreciation	521	42,170	2,692		-	45,383
Income (loss) from operations	(6,061,091)	2,777,746	(5,163,778)		-	(8,447,123)
Investment income, net	-	-	130,255,232		-	130,255,232
Total assets	$1,320,791	$54,511,457	$66,154,783		$523,269	$122,510,300

All of the Company’s customers and operations are based in Hong Kong.

NOTE 19 － RELATED PARTY BALANCES AND TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by the shareholder. Amounts represent advances or amounts paid in satisfaction of liabilities.

Related party balances consisted of the following:

		As of December 31,
		2022	2021

Balance with related parties:
Accounts receivable	(a)	$272,546	$238,892
Non-marketable equity securities – Investment E		-	523,269

Balance with the shareholder:
Earnest deposit		$-	$7,182,131
Amount due to shareholder	(b)	6,289,743	-
Receivable from the shareholder		-	29,562,195

(a)	Accounts receivable due from related parties represented the management service rendered to two individual close-ended investment private funds registered in the Cayman Islands, which is controlled by the shareholder.
(b)	Amount due to shareholder are those trade and nontrade payables arising from transactions between the Company and the shareholder, such as advances made by the shareholder on behalf of the Company, advances made by the Company on behalf of the shareholder, and allocated shared expense paid by the shareholder.

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In the ordinary course of business, during the years ended December 31, 2022 and 2021, the Company involved with transactions, either at cost or current market prices and on the normal commercial terms among related parties. The following table provides the transactions with these parties for the periods as presented (for the portion of such period that they were considered related):

		For the years ended December 31,
		2022	2021
Transaction with related parties:
Asset management service income	(c)	$969,912	$947,075
Management fee income		-	100,483
Interest income on debt securities		-	203,632
Commission expenses	(d)	48,398	181,359
Redemption of corporate bonds		-	1,286,628
Sales of investment – Investee A		-	159,413
Purchase of non-marketable equity security – Investment E		-	523,269
Purchase of non-marketable equity security – Investment F	(e)	9,668,568	-

Transaction with the shareholder:
Interest expense on note payable to the shareholder		-	482,820
Office and operating fee charge	(f)	3,190,064	2,463,553
General and administrative expense allocated	(g)	2,645,731	867,207
Purchase of investment from the shareholder	(h)	6,560,122	-
Purchase of office building from the shareholder	(i)	5,995,249	-
Declaration of special dividends to the shareholder	(j)	$47,000,000	$-

(c)	Under the management agreements, the Company shall provide management service to the portfolio assets held by two individual close-ended investment private funds in the Cayman Islands, which is controlled by the shareholder, for a compensation of asset management service fee income at the predetermined rate based on the respective portfolio of asset values invested by the final customers.
(d)	Commission fee on insurance brokerage and asset management referral at the predetermined rate based on the service fee.
(e)	The Company purchased 4% equity interest in Investment F from a related party in October 2022, based on its historical carrying amount.
(f)	Pursuant to the service agreement, the Company agreed to pay the office and operating expenses to the shareholder for the use of office premises, including, among other things, building management fees, government rates and rent, office rent, and lease-related interest and depreciation that were actually incurred by the shareholder. Also, the shareholder charged back the reimbursement of legal fee and debt collection fee in the ordinary course of business.
(g)	Certain amounts of other general and administrative expenses were allocated by the shareholder.
(h)	The Company purchased 4,158,963 shares of Investment A from the shareholder at the historical carrying amount and the transaction was completed in April 2022.
(i)	The Company purchased an office premises from the shareholder in January 2022, based on its historical carrying amount.
(j)	On January 18, 2022, TAC approved to declare and distribute a special dividend of $47 million to TAG Holdings Limited, the shareholder who represented 1 ordinary share of TAC. The dividends were paid by offsetting the receivable due from the shareholder amounted to $29,561,195 and the remaining balance was paid by cash. The special dividend distribution was made due to the investment income from the sale of Nutmeg in September 2021.

Apart from the transactions and balances detailed above and elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 20 － CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the year ended December 31, 2022, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at year-end dates, are presented as follows:

	Year ended December 31, 2022		December 31, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$6,816,652	22%	$305,841
Customer B	$5,823,065	19%	$432,858

For the year ended December 31, 2021, there was no single customer who accounted for 10% or more of the Company’s revenues.

All of the Company’s major customers are located in Hong Kong.

(b)	Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, restricted cash, accounts and loans receivables. Cash equivalents are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. The Hong Kong Deposit Protection Board pays compensation up to a limit of HK$500,000 (approximately $64,050) if the bank with which an individual/a company hold its eligible deposit fails. As of December 31, 2022, cash and cash equivalents of $6.4 million and fund held in escrow of $29.5 million were maintained at financial institutions in Hong Kong, of which approximately $34.7 million was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

For accounts and loans receivables, the Company determines, on a continuing basis, the probable losses and sets up an allowance for doubtful accounts and loan losses based on the estimated realizable value. Credit of money lending business is controlled by the application of credit approvals, limits and monitoring procedures.

The Company uses internally-assigned risk grades to estimate the capability of borrowers to repay the contractual obligations of their loan agreements as scheduled or at all. The Company’s internal risk grade system is based on experiences with similarly graded loans and the assessment of borrower credit quality, such as, credit risk scores, collateral and collection history. Individual credit scores are assessed by credit bureau, such as TransUnion. Internal risk grade ratings reflect the credit quality of the borrower, as well as the value of collateral held as security. To minimize credit risk, the Company requires collateral arrangements to all mortgage loans and has policies and procedures for validating the reasonableness of the collateral valuations on a regular basis. Management believes that these policies effectively manage the credit risk from advances.

The Company’s third-party customers that represent more than 10% of total combined loans receivables, and their related net loans receivables balance as a percentage of total combined loans receivables, as of December 31, 2022 and 2021 were as follows:

	As of December 31,
	2022	2021

Customer C	-	59.0%
Customer D	37.4%	15.3%
Customer E	31.6%	13.0%
Customer F	31.0%	12.6%

(c)	Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(d)	Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady. Therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HKD converted to US$ and Sterling on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

For the years ended December 31, 2022 and 2021, the Company recorded the foreign exchange loss of $2,643,261 and $915,062, respectively, mainly attributable from the long-term investments which are mostly denominated in Sterling.

(e)	Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s policy is to ensure that it has sufficient cash to meet its liabilities when they become due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. A key risk in managing liquidity is the degree of uncertainty in the cash flow projections. If future cash flows are fairly uncertain, the liquidity risk increases.

NOTE 21 － COMMITMENTS AND CONTINGENCIES

Litigation — From time to time, the Company is involved in various legal proceedings and claims in the ordinary course of business. However, the Company currently is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, or cash flows.

As at December 31, 2022, the Company involved in the following legal proceedings:-

Action Case: HCA702/2018 On March 27, 2018, the writ of summons was issued against the Company and seven related companies of the former shareholder by the Plaintiff. This action alleged the infringement of certain registered trademarks currently registered under the Plaintiff. Subsequent to the year ended December 31, 2022, in February 2023, the Court granted leave for this action be set down for trial of 13 days, which the period has yet to be fixed. Legal counsel of the Company will continue to handle in this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonably possible loss, if any.

Action Case: HCA765/2019 On April 30, 2019, the writ of summons was issued against the Company’s subsidiary, three related companies and the former directors, shareholders and financial consultant by the Plaintiff. This action alleged the deceit and misrepresentation from an inducement of the fund subscription and claimed for compensatory damage of approximately $2 million (equal to HK$17.1million). The case is on-going and parties have yet to attempt mediation. Legal counsel of the Company will continue to handle in this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonably possible loss, if any.

Action Case: HCA2097 and 2098/2020 On December 15, 2020, the writs of summons were issued against the Company and the former consultant by the Plaintiff. This action alleged the misrepresentation and conspiracy causing the loss from the investment in corporate bond and claimed for compensatory damage of approximately $1.67 million (equal to HK$13 million). The Company previously made $0.84 million as contingency loss for the year ended December 31, 2021. Parties participated in a mediation held on March 25, 2022 and negotiated for settlement through without prejudice correspondence, no settlement was reached. There is an up-coming case management hearing on July 25, 2023 and legal counsel of the Company will continue to handle this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or any further potential loss, if any.

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least each fiscal quarter and adjusted to reflect the impacts of negotiations, estimate settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. Legal fees are expensed in the period in which they are incurred.

Forward Share Purchase Agreement — Pursuant to the Meteora Backstop Agreement, the Company is committed to purchase up to 2,500,000 shares of its issued and outstanding ordinary shares from Meteora in nine months following the Closing of Business Combination (see Note 4).

NOTE 22－ SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2022, up to the date that the audited consolidated financial statements were available to be issued.

On February 24, 2023, the Company entered into a Subscription Agreement and a Convertible Loan Note Instrument (the “Note”) (collectively the “Agreements”) with CurrencyFair Limited (“CurrencyFair”), its 8.37%-owned investee (Investment A). Pursuant to the Agreements, the Company agrees to subscribe an amount of $1,673,525, which is payable on or before January 31, 2024 and bears a fixed interest rate of 8% per annum. At the maturity on April 30, 2024, the Company, at its discretion, has option to convert the Note into the voting shares of CurrencyFair. Subsequently, up to the issuance of the audited consolidated financial statements, the Company paid $589,086 for the subscription of the Note.

On February 24, 2023, pursuant to the Share Award Scheme, the Company registered and reserved 11,675,397 ordinary shares, representing 20% of the total issued and outstanding ordinary shares of the Company as of December 31, 2022, for issuance or may become issuable.

On March 3, 2023, pursuant to the Share Award Scheme, the Company approved and granted 1,200,000 ordinary shares to a consultant. The shares are vested and issued immediately on the date of grant to compensate the prior services provided. The weighted average grant-date fair value of the shares granted was $2.1575 per share.

NOTE 23－PARENT ONLY FINANCIAL INFORMATION

The Company performed a test on the restricted net assets of consolidated subsidiaries in accordance with Securities and Exchange Commission Regulation S-X Rule 5-04 and concluded that it was applicable for the Company to disclose the financial statements for AGBA Group Holding Limited, the parent company.

The Company did not have significant capital and other commitments, long-term obligations, or guarantees as of December 31, 2022. Certain information and footnote disclosures generally included in financial statements prepared in accordance with U.S. GAAP have been condensed and omitted.

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following presents condensed parent company only financial information of AGBA Group Holding Limited.

Condensed balance sheet

As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$85,955
Restricted cash	15,356,580
Deposit, prepayments, and other receivables	1,715
Total current assets	15,444,250

Non-current assets:
Investments in subsidiaries	13
Total non-current assets	13

TOTAL ASSETS	15,444,263

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Other payables and accrued liabilities	6,577,351
Amounts due to subsidiaries	13
Amounts due to related companies	1,327,107
Forward share purchase liability	13,491,606
Total current liabilities	21,396,077

Long-term liabilities:
Warrant liabilities	4,548
Total long-term liabilities	4,548

TOTAL LIABILITIES	21,400,625

Commitments and contingencies	-

Shareholders’ deficit:
Ordinary shares, $0.001 par value; 200,000,000 shares authorized, 58,376,985 shares issued and outstanding	58,377
Ordinary shares to be issued	1,665
Additional paid-in capital	1,867,335
Accumulated deficit	(7,883,739)
Total shareholders’ deficit	(5,956,362)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$15,444,263

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Condensed Statement of Operation

For the year ended December 31, 2022
Operating cost and expenses:
Share-based compensation expense	$(2,088,725)
Other general and administrative expenses	(479,407)
Total operating cost and expenses	(2,568,132)

Loss from operations	(2,568,132)

Other income (expense):
Change in fair value of warrant liabilities	8,952
Change in fair value of forward share purchase liability	(5,392,293)
Sundry income	67,734
Total other expense, net	(5,315,607)

Loss before income taxes	(7,883,739)

Income tax expense	-

NET LOSS	$(7,883,739)

AGBA GROUP HOLDING LIMITED

(Formerly known as AGBA Acquisition Limited)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Condensed Statement of Cash Flows

For the year ended December 31, 2022
Cash flows from operating activities:
Net loss	$(7,883,739)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	2,088,725
Change in fair value of warrant liabilities	(8,952)
Change in fair value of forward share purchase liability	5,392,293

Change in operating assets and liabilities:
Deposits, prepayments, and other receivables	(1,715)
Other payables and accrued liabilities	(839,181)
Net cash used in operating activities	(1,252,569)

Cash flows from financing activities:
Advances from related companies	1,338,524
Cash proceeds due to reverse recapitalization	15,356,580
Net cash provided by financing activities	16,695,104

Net change in cash, cash equivalent and restricted cash	15,442,535

BEGINNING OF YEAR	-

END OF YEAR	$15,442,535

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$85,955
Restricted cash	15,356,580

Total cash, cash equivalents and restricted cash	$15,442,535