Form 10-Q
period 2023-03-31
AGBA Group Holding Ltd.
filed 2023-05-15
CIK 1769624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, there were 62,850,898 ordinary shares, par value $0.001 per share, issued and outstanding.

AGBA GROUP HOLDING LIMITED

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AGBA GROUP HOLDING LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2023	December 31, 2022
ASSETS		(Audited)
Current assets:
Cash and cash equivalents	$3,653,778	$6,449,876
Restricted cash	44,982,294	44,844,196
Accounts receivable, net	3,203,410	2,822,162
Accounts receivable, net, related parties	359,488	272,546
Loans receivables	517,376	517,479
Income tax recoverable	423,407	260,120
Deposit, prepayments, and other receivables	1,105,649	589,786
Total current assets	54,245,402	55,756,165

Non-current assets:
Loans receivables	1,062,774	1,072,392
Property and equipment, net	7,222,567	7,359,416
Notes receivables	588,858	-
Long-term investments, net	34,545,838	37,033,360
Total non-current assets	43,420,037	45,465,168

TOTAL ASSETS	$97,665,439	$101,221,333

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,501,963	$20,274,429
Escrow liabilities	29,463,549	29,487,616
Borrowings	6,251,749	4,477,254
Amount due to shareholder	4,973,844	6,289,743
Forward share purchase liability	13,573,788	13,491,606
Income tax payable and provision	23,000,000	23,000,000
Total current liabilities	94,764,893	97,020,648

Long-term liabilities:
Warrant liabilities	3,868	4,548
Deferred tax liabilities	45,613	45,858
Total long-term liabilities	49,481	50,406

TOTAL LIABILITIES	94,814,374	97,071,054

Commitments and contingencies	—	—

Shareholders’ equity:
Ordinary shares, $0.001 par value; 200,000,000 shares authorized, 61,750,898 and 58,376,985 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	61,751	58,377
Ordinary shares to be issued	1,665	1,665
Additional paid-in capital	54,773,534	43,870,308
Accumulated other comprehensive loss	(518,142)	(384,938)
Accumulated deficit	(51,467,743)	(39,395,133)
Total shareholders’ equity	2,851,065	4,150,279

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$97,665,439	$101,221,333

See accompanying notes to the unaudited condensed consolidated financial statements.

AGBA GROUP HOLDING LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31,
	2023	2022
Revenues:
Interest income:
Loans	$38,158	$61,323
Total interest income	38,158	61,323
Non-interest income:
Commissions	10,015,627	827,077
Recurring service fees	780,962	947,980
Total non-interest income	10,796,589	1,775,057
Total revenues from others	10,834,747	1,836,380

Non-interest income:
Recurring service fees	238,933	239,943
Total revenues from related parties	238,933	239,943
Total revenues	11,073,680	2,076,323

Operating cost and expenses:
Interest expense	(165,096)	—
Commission expense	(7,295,492)	(701,042)
Sales and marketing expense	(1,856,903)	(240,351)
Technology expense	(878,986)	(133,867)
Personnel and benefit expense	(9,605,190)	(2,004,979)
Other general and administrative expenses	(5,855,821)	(908,401)
Total operating cost and expenses	(25,657,488)	(3,988,640)

Loss from operations	(14,583,808)	(1,912,317)

Other income (expense):
Bank interest income	170,526	7,639
Foreign exchange gain (loss), net	556,311	(480,574)
Investment income, net	1,723,064	2,148,935
Change in fair value of warrant liabilities	680	—
Change in fair value of forward share purchase liability	(82,182)	—
Rental income	59,507	79,067
Sundry income	56,644	129,353
Total other income, net	2,484,550	1,884,420

Loss before income taxes	(12,099,258)	(27,897)

Income tax benefit (expense)	26,648	(419,497)

NET LOSS	$(12,072,610)	$(447,394)

Other comprehensive loss:
Foreign currency translation adjustment	(133,204)	(274,351)

COMPREHENSIVE LOSS	$(12,205,814)	$(721,745)

Weighted average number of ordinary shares outstanding – basic and diluted	60,670,198	55,500,000

Net loss per ordinary share – basic and diluted	$(0.20)	$(0.01)

See accompanying notes to the unaudited condensed consolidated financial statements.

AGBA GROUP HOLDING LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31, 2023
	Ordinary shares		Ordinary shares to be issued		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	No. of shares	Amount	capital	loss	deficit	equity
Balance as of January 1, 2023	58,376,985	$58,377	1,665,000	$1,665	$43,870,308	$(384,938)	$(39,395,133)	$4,150,279

Issuance of ordinary shares to settle finder fee	2,173,913	2,174	—	—	3,997,826	—	—	4,000,000
Share-based compensation	1,200,000	1,200	—	—	3,905,400	—	—	3,906,600
Forgiveness of amount due to shareholder	—	—	—	—	3,000,000	—	—	3,000,000
Foreign currency translation adjustment	—	—	—	—	—	(133,204)	—	(133,204)
Net loss for the period	—	—	—	—	—	—	(12,072,610)	(12,072,610)

Balance as of March 31, 2023	61,750,898	$61,751	1,665,000	$1,665	$54,773,534	$(518,142)	$(51,467,743)	2,851,065

	Three months ended March 31, 2022
	Ordinary shares		Ordinary shares to be issued		Additional paid-in	Receivable from the	Accumulated other comprehensive	Retained	Total shareholders’
	No. of shares	Amount	No. of shares	Amount	capital	Shareholder	loss	earnings	equity
Balance as of January 1, 2022	53,835,000	$53,835	1,665,000	$1,665	$38,706,226	$(29,562,195)	$(179,461)	$52,125,502	$61,145,572

Special dividend to the shareholder	—	—	—	—	—	29,562,195	—	(47,000,000)	(17,437,805)
Foreign currency translation adjustment	—	—	—	—	—	—	(274,351)	—	(274,351)
Net loss for the period	—	—	—	—	—	—	—	(447,394)	(447,394)

Balance as of March 31, 2022	53,835,000	$53,835	1,665,000	$1,665	$38,706,226	$—	$(453,812)	$4,678,108	$42,986,022

See accompanying notes to the unaudited condensed consolidated financial statements.

AGBA GROUP HOLDING LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(12,072,610)	$(447,394)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Share-based compensation expense	3,906,600	—
Depreciation of property and equipment	101,172	96,679
Foreign exchange (gain) loss, net	(556,311)	480,574
Investment income, net	(1,723,064)	(2,148,935)
Change in fair value of warrant liabilities	(680)	—
Change in fair value of forward share purchase liability	82,182	—

Change in operating assets and liabilities:
Accounts receivable	(468,190)	(35,008)
Loans receivables	9,721	2,314,813
Deposits, prepayments, and other receivables	(515,863)	(58,818)
Accounts payable and accrued liabilities	1,227,534	(1,017,905)
Escrow liabilities	(24,067)	1,727,504
Income tax payable	(163,287)	419,162
Net cash (used in) provided by operating activities	(10,196,863)	1,330,672

Cash flows from investing activities:
Proceeds from sale of investments	3,969,764	1,861,348
Purchase of notes receivables	(589,086)	—
Dividend received from long-term investments	608,714	—
Purchase of property and equipment	—	(864,542)
Payment of earnest deposit, the shareholder	—	(7,849,676)
Net cash provided by (used in) investing activities	3,989,392	(6,852,870)

Cash flows from financing activities:
Advances from the shareholder	1,684,101	2,912,956
Proceeds from borrowings	1,783,521	—
Dividend paid to the shareholder	—	(17,437,805)
Net cash provided by (used in) financing activities	3,467,622	(14,524,849)

Effect on exchange rate change on cash, cash equivalents and restricted cash	81,849	(100,353)

Net change in cash, cash equivalent and restricted cash	(2,658,000)	(20,147,400)

BEGINNING OF PERIOD	51,294,072	73,081,407

END OF PERIOD	$48,636,072	$52,934,007

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$128,816	$—
Cash paid for interest	$165,096	$—

Reconciliation to amounts on condensed consolidated balance sheets:
Cash and cash equivalents	$3,653,778	$16,720,706
Restricted cash	44,982,294	36,213,301

Total cash, cash equivalents and restricted cash	$48,636,072	$52,934,007

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of ordinary shares to settle finder fee	$4,000,000	$—
Forgiveness of amount due to shareholder	$3,000,000	$—
Purchase of property and equipment, through earnest deposit	$—	$7,205,118
Special dividend to the Shareholder offset with amount due from the shareholder	$—	$29,562,195

See accompanying notes to the unaudited condensed consolidated financial statements.

AGBA GROUP HOLDING LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

NOTE 1 － NATURE OF BUSINESS AND BASIS OF PRESENTATION

AGBA Group Holding Limited (“AGBA” or the “Company”) was incorporated on October 8, 2018 in British Virgin Islands.

The Company, through its subsidiaries, is operating a wealth and health platform, offering a wide range of financial service and products, covering life insurance, pensions, property-casualty insurance, stock brokerage, mutual funds, lending, and real estate in overseas. AGBA is also engaged in financial technology business and financial investments, managing an ensemble of fintech investments and healthcare investment and operating a health and wealth management platform with a broad spectrum of services and value-added information in health, insurance, investments and social sharing.

The accompanying unaudited condensed consolidated financial statements of the Company are presented in United State dollars (“US$” or “$”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2022 derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The unaudited condensed consolidated financial statements as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

NOTE 2 － SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying unaudited condensed consolidated financial statements and notes.

●	Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of AGBA and its subsidiaries. A subsidiary is an entity (including a structured entity), directly or indirectly, controlled by the Company. The financial statements of the subsidiaries are prepared for the same reporting period as the Company, using consistent accounting policies. All intercompany transactions and balances between AGBA and its subsidiaries are eliminated upon consolidation.

●	Use of Estimates and Assumptions

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include the useful lives of property and equipment, impairment of long-lived assets, allowance for doubtful accounts, notes receivables, share-based compensation, warrant liabilities, forward share purchase liability, provision for contingent liabilities, revenue recognition, income tax provision, deferred taxes and uncertain tax position, and allocation of expenses from the shareholder.

AGBA GROUP HOLDING LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

The inputs into the management’s judgments and estimates consider the economic implications of COVID-19 on the Company’s critical and significant accounting estimates. Actual results could differ from these estimates.

●	Foreign Currency Translation and Transaction

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is US$ and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. In addition, the Company and subsidiaries are operating in Hong Kong maintain their books and record in their local currency, Hong Kong dollars (“HK$”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, Translation of Financial Statement, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the unaudited condensed consolidated statements of changes in shareholders’ equity.

Translation of amounts from HK$ into US$ has been made at the following exchange rates for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Period-end HK$:US$ exchange rate	0.12739	0.12771
Period average HK$:US$ exchange rate	0.12759	0.12813

●	Cash and Cash Equivalents

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

AGBA GROUP HOLDING LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

●	Accounts Receivable, net

Accounts receivable include trade accounts due from customers in insurance brokerage and asset management businesses.

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms. The normal settlement terms of accounts receivable from insurance companies in the provision of brokerage agency services are within 30 days upon the execution of the insurance policies. Credit terms with the products providers of investment, unit and mutual funds and asset portfolio are mainly 90 days or a credit period mutually agreed between the contracting parties. The Company seeks to maintain strict control over its outstanding receivables to minimize credit risk. Overdue balances are reviewed regularly by senior management. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and provides allowance when necessary.

The Company does not hold any collateral or other credit enhancements over its accounts receivable balances.

●	Loans Receivables

Loans receivables are real estate mortgage loans that carried at unpaid principal balances, less the allowance for credit losses on loans receivables and charge-offs.

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

If the Company determines that a loan is impaired, the Company next determines the amount of the impairment. The amount of impairment on collateral dependent loans is charged off within the given fiscal quarter. Generally, the amount of the loan and negative escrow in excess of the appraised value less estimated selling costs, for the fair value of collateral valuation method, is charged off. For all other loans, impairment is measured as described below in Allowance for Credit Losses on Accounts Receivable and Loans Receivables.

●	Allowance for Credit Losses on Accounts and Loans Receivables

In accordance with ASC Topic 326 “Credit Losses – Measurement of Credit Losses on Financial Instruments” (ASC Topic 326), the Company utilizes the current expected credit losses (“CECL”) model to determine an allowance that reflects its best estimate of the lifetime expected credit losses on accounts and loans receivables which is recorded as a liability to offset the receivables. The CECL model is prepared after considering historical experience, current conditions, and reasonable and supportable economic forecasts to estimate lifetime expected credit losses. Accounts and loans receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as a reduction of bad debt expense.

●	Long-Term Investments, net

The Company invests in equity securities with readily determinable fair values and equity securities that do not have readily determinable fair values.

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

AGBA GROUP HOLDING LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

●	Revenue Recognition

The Company receives certain portion of its non-interest income from contracts with customers, which are accounted for in accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC Topic 606”).

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

Certain portion of the Company’s income is derived from contracts with customers, and as such, the revenue recognized depicts the transfer of promised goods or services to its customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company considers the terms of the contract and all relevant facts and circumstances when applying this guidance. The Company’s revenue recognition policies are in compliance with ASC Topic 606, as follows:

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

AGBA GROUP HOLDING LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

The Company also facilitates the arrangement between insurance providers and individuals or businesses by providing insurance placement services to the insureds, and is compensated in the form of commissions from the respective insurance providers. The Company primarily facilitates the placement of life, general and MPF insurance products. The Company determines that insurance providers are the customers.

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

In accordance with ASC Topic 606, Revenue Recognition: Principal Agent Considerations, the Company evaluates the terms in the agreements with its channels and independent contractors to determine whether or not the Company acts as the principal or as an agent in the arrangement with each party respectively. The determination of whether to record the revenue in a gross or net basis depends upon whether the Company has control over the services prior to transferring it. Control is demonstrated by the Company which is primarily responsible for fulfilling the provision of placement services through the Company’s licensed insurance brokers to provide agency services. The commissions from insurance providers are recorded on a gross basis and commission paid to independent contractors or channel costs are recorded as commission expense in the statements of operations.

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

Interest Income

The Company offers money lending services from loan origination in form of mortgage and personal loans. Interest income is recognized monthly in accordance with their contractual terms and recorded as interest income in the unaudited condensed consolidated statement of operations. The Company does not charge prepayment penalties from its customers. Interest income on mortgage and personal loans is recognized as it accrued using the effective interest method. Accrual of interest income on mortgage loans is suspended at the earlier of the time at which collection of an account becomes doubtful or the account becomes 180 days delinquent.

AGBA GROUP HOLDING LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The following table presents the revenue streams by segments, with the presentation revenue categories presented on the unaudited condensed consolidated statements of operations for the periods indicated:

	For the three months ended March 31, 2023
	Distribution Business	Platform Business
	Insurance brokerage service	Asset management service	Money lending service	Real estate agency service	Total
Interest income:-
Loans	$-	$-	$38,158	$-	$38,158

Non-interest income:-
Commissions	9,687,819	323,762	-	4,046	10,015,627
Recurring service fees	-	1,019,895	-	-	1,019,895

	$9,687,819	$1,343,657	$38,158	$4,046	$11,073,680

	For the three months ended March 31, 2022
	Distribution Business	Platform Business
	Insurance brokerage service	Asset management service	Money lending service	Real estate agency service	Total
Interest income:-
Loans	$-	$-	$61,323	$-	$61,323

Non-interest income:-
Commissions	179,931	576,535	-	70,611	827,077
Recurring service fees	-	1,187,923	-	-	1,187,923

	$179,931	$1,764,458	$61,323	$70,611	$2,076,323

●	Rental Income

Rental income represents monthly rental received from the Company’s tenants. The Company recognizes rental income on a straight-line basis over the lease term in accordance with the lease agreement.

●	Comprehensive Loss

ASC Topic 220, Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying statement of shareholder’s equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Income Taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, Income Taxes (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

AGBA GROUP HOLDING LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

ASC Topic 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC Topic 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the three months ended March 31, 2023 and 2022, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2023 and December 31, 2022, the Company did not have any significant unrecognized uncertain tax positions.

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

●	Net Loss Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, Earnings per Share (“ASC Topic 260”). ASC Topic 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net (loss) income divided by the weighted average ordinary share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

Segments	Scope of Service	Business Activities
Distribution Business	Insurance Brokerage Business	- Facilitating the placement of insurance to our customers, through licensed brokers, in exchange for initial and ongoing commissions received from insurance companies.

AGBA GROUP HOLDING LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

Platform Business	- Asset Management Business

- Providing access to financial products and services to licensed brokers.

- Providing operational support for the submission and processing of product applications.

- Providing supporting tools for commission calculations, customer engagement, sales team management, customer conversion, etc.

- Providing training resources and materials.

- Facilitating the placement of investment products for the fund and/or product provider, in exchange for the fund management services.

	- Money Lending Service	- Providing the lending services whereby the Company makes secured and/or unsecured loans to creditworthy customers.

	- Real Estate Agency Service	- Solicitation of real estate sales for the developers, in exchange for commissions.

Fintech Business	Investment Holding	Managing an ensemble of fintech investments.

Healthcare Business	Investment Holding	Managing an ensemble of healthcare-related investments.

All of the Company’s revenues were generated in Hong Kong.

●	Related Parties

The Company follows ASC Topic 850-10, Related Party (“ASC 850”) for the identification of related parties and disclosure of related party transactions.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

AGBA GROUP HOLDING LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

●	Commitments and Contingencies

The Company follows ASC Topic 450-20, Commitments to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

The Company follows the guidance of the ASC Topic 820-10, Fair Value Measurements and Disclosures (“ASC Topic 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC Topic 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

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

The carrying value of the Company’s financial instruments: cash and cash equivalents, restricted cash, accounts receivable, deposit, prepayments and other receivables, amount due to shareholder, accounts payable and accrued liabilities and escrow liabilities approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of loans receivables and notes receivables approximate the carrying amount. They are accounted at amortised cost, subject to impairment testing.

AGBA GROUP HOLDING LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable equity securities	$425	$425	$-	$-
Non-marketable equity securities	$34,545,413	$-	$-	$34,545,413

Liabilities:
Forward share purchase liability	$13,573,788	$-	$-	$13,573,788
Warrant liabilities	$3,868	$-	$-	$3,868

	December 31,	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable equity securities	$2,443,593	$2,443,593	$-	$-
Non-marketable equity securities	$34,589,767	$-	$-	$34,589,767

Liabilities:
Forward share purchase liability	$13,491,606	$-	$-	$13,491,606
Warrant liabilities	$4,548	$-	$-	$4,548

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

●	Recently Issued Accounting Pronouncements

For the three months ended March 31, 2023, the Company adopted ASC Topic 326 “Credit Losses – Measurement of Credit Losses on Financial Instruments” (ASC Topic 326) for the first time. The adoption of this standard did not have a material impact on the unaudited condensed consolidated financial statements. For further details, please refer to Note 5, 6 and 7.

Besides, there were no new standards or updates during the three months ended March 31, 2023 that had a material impact on the unaudited condensed consolidated financial statements.

NOTE 3 — LIQUIDITY AND GOING CONCERN

The accompanying unaudited condensed consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the three months ended March 31, 2023, the Company reported $12,072,610 net loss and $10,196,863 net cash outflows from operating activities. As of March 31, 2023, the Company had an accumulated deficit of $51,467,743 and cash and cash equivalents of $3,653,778.

The ability to continue as a going concern is dependent on the Company’s ability to successfully implement its plans. The Company believes that it will be able to continue to grow the Company’s revenue base and control expenditures. In parallel, the Company continually monitors its capital structure and operating plans and evaluates various potential funding alternatives that may be needed in order to finance the Company’s business development activities, general and administrative expenses and growth strategy. These alternatives include external borrowings, raising funds through public equity or debt markets. There is no assurance that the Company will be successful with its fundraising initiatives. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

AGBA GROUP HOLDING LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

Without realization of additional capital, there is substantial doubt about the Company can continue as a going concern. However, the Company has obtained adequate and continuing financial support from its major shareholder to meet its debts as they fall due and sustain the operation through the next 12 months from the date that these unaudited condensed consolidated financial statements were made available to issue.

NOTE 4 — RESTRICTED CASH

As of March 31, 2023 and December 31, 2022, the Company had $45.0 million and $44.8 million of restricted cash, respectively, of which (i) $29.5 million (2022: $29.5 million) was held in certain bank accounts on behalf of the Company’s customers and (ii) $15.5 million (2022: $15.3 million) was held in an escrow account in connection with the Meteora Backstop Agreement.

For the funds held on behalf of the customers, the Company is acted as a custodian to manage the assets and investment portfolio on behalf of its customers under the terms of certain contractual agreements, which the Company does not have the right to use for any purposes, other than managing the portfolio. Upon receiving escrow funds, the Company records a corresponding escrow liability.

Pursuant to the Meteora Backstop Agreement, the fund held in the escrow account for the forward share purchase is restricted to the Company for the nine months following the consummation of the Business Combination in November 2022, unless the investors sells the shares in the market or redeems the shares. Notwithstanding the sale of shares by the investors, the restricted cash will be used to settle any of the Company’s repurchase obligations.

NOTE 5 － ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	As of
	March 31, 2023	December 31, 2022
Accounts receivable	$3,303,401	$2,916,609
Accounts receivable – related parties	359,488	272,546
Less: allowance for doubtful accounts	(99,991)	(94,447)
Accounts receivable, net	$3,562,898	$3,094,708

The accounts receivable due from related parties represented the management service rendered to the portfolio assets of a related companies, which are controlled by the shareholder, for a compensation of asset management service fee income at the predetermined rate based on the respective portfolio of asset values invested by the final customers. The amount is unsecured, interest-free, mutually agreed.

The Company generally conducts its business with creditworthy third parties. The Company determines, on a quarterly basis, the probable losses and an allowance for credit losses determined in accordance with the CECL model, based on historical losses, current economic conditions, forecasted future economic and market considerations, and in some cases, evaluating specific customer accounts for risk of loss. Accounts receivable are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. In addition, receivable balances are monitored on an ongoing basis and its exposure to bad debts is not significant.

For the three months ended March 31, 2023 and 2022, the estimated credit losses to accounts receivable were minimal.

AGBA GROUP HOLDING LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

NOTE 6 － LOANS RECEIVABLES

The Company’s loans receivables portfolio was as follows:-

	As of
	March 31, 2023	December 31, 2022
Mortgage loans	$1,580,150	$1,589,871

Reclassifying as:
Current portion	$517,376	$517,479
Non-current portion	1,062,774	1,072,392
Loans receivables, net	$1,580,150	$1,589,871

The interest rates on loans issued ranged between 9.00% and 10.00% per annum for the three months ended March 31, 2023 and 2022. Mortgage loans and secured by collateral in the pledge of the underlying real estate properties owned by the borrowers.

Mortgage loans are made to either business or individual customers in Hong Kong for a period of 3 to 25 years, which are fully collateralized and closely monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of March 31, 2023 and December 31, 2022.

Estimated allowance for credit losses is determined on quarterly basis, in accordance with the CECL model, for general credit risk of the overall portfolio, which is relied on an assessment of specific evidence indicating doubtful collection, historical loss experience, loan balance aging and prevailing economic conditions. If there is an unexpected deterioration of a customer’s financial condition or an unexpected change in economic conditions, including macroeconomic events, the Company will assess the need to adjust the allowance for credit losses. Any such resulting adjustments would affect earnings in the period that adjustments are made.

For the three months ended March 31, 2023 and 2022, there were minimal estimated credit losses for loans.

NOTE 7 － NOTES RECEIVABLES

On February 24, 2023, the Company entered into a Subscription Agreement and a Convertible Loan Note Instrument (the “Note”) (collectively the “Agreements”) with Investment A. Pursuant to the Agreements, the Company agrees to subscribe an aggregate amount of $1,673,525 notes, in batches, which are payable on or before January 31, 2024 and bears a fixed interest rate of 8% per annum. The maturity of the notes receivables is on April 30, 2024.

As of March 31, 2023, the carrying amount of the notes receivables was $588,858.

In accordance to ASC Topic 326, the Company accounts for its allowance for credit losses on note receivable using the CECL model. Periodic changes to the allowance for credit losses are recognized in the condensed consolidated statements of operations. For the three months ended March 31, 2023, there were minimal estimated credit losses to notes receivables.

NOTE 8 － LONG-TERM INVESTMENTS, NET

Long-term investments consisted of the following:

	As of
	Ownership interest	March 31, 2023	Ownership interest	December 31, 2022
Marketable equity securities
Investment C	0.00%*	$425	0.46%	$2,443,593

Non-marketable equity securities:
Investment A	8.37%	5,737,714	8.37%	5,717,678
Investment B	3.63%	510,263	3.63%	513,000
Investment D	4.49%	16,398,730	4.92%	16,030,943
Investment E	4.00%	519,769	4.00%	522,557
Investment F	4.00%	11,378,937	4.00%	11,805,589
Total		34,545,413		34,589,767
Net carrying value		$34,545,838		$37,033,360

*	less than 0.001%

AGBA GROUP HOLDING LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

Investments in Marketable Equity Securities

Investments in equity securities, such as, marketable securities, are accounted for at its current market value with the changes in fair value recognized in net loss. Investment C was listed and publicly traded on Nasdaq Stock Exchange.

During the three months ended March 31, 2023, the Company sold 993,108 shares of Investment C at the average market price of $4.01 per share, resulting with a realized gain of $1,541,736.

As of March 31, 2023 and December 31, 2022, Investment C was recorded at fair value of $425 and $2,443,593, which were traded at a closing price of $6.54 and $2.46 per share, respectively.

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

The following table presents the changes in fair value of non-market equity securities which are measured using Level 3 inputs at March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022
Balance at beginning of period/year	$34,589,767	$25,496,534
Additions	-	16,228,690
Adjustments:
Downward adjustments	(427,652)	(6,898,549)
Upward adjustments	-	2,137,021
Foreign exchange adjustment	383,298	(2,373,929)
Balance at end of period/year	$34,545,413	$34,589,767

Cumulative unrealized gains and losses, included in the carrying value of the Company’s non-marketable equity securities:

	As of
	March 31, 2023	December 31, 2022
Downward adjustments (including impairment)	$(27,682,252)	$(27,254,600)
Upward adjustments	$6,209,357	$6,209,357

AGBA GROUP HOLDING LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

Investment income is recorded as other income and consisted of the following:

	For the three months ended March 31,
	2023	2022
Marketable equity securities:
Unrealized gain from the changes in fair value – Investment C	$266	$2,148,935
Realized gain from sale of Investment C	1,541,736	-

Non-marketable equity securities
Unrealized losses (including impairment) – Investment F	(427,652)	-
Dividend income	608,714	-
Investment income, net	$1,723,064	$2,148,935

NOTE 9 － BORROWINGS

	As of
	March 31, 2023	December 31, 2022
Mortgage borrowings	$6,251,749	$4,477,254

In September 2022, the Company obtained a mortgage loan from a finance company in Hong Kong, which bears interest at a fixed rate of 10.85% per annum, is repayable in September 2023.

In February 2023, the Company obtained another mortgage loan from another finance company in Hong Kong, which bears an average interest rate at 13.75% per annum, is repayable in February 2024.

As of March 31, 2023, the mortgage loans are secured by the office premises of the Company, located in Hong Kong, with the aggregate carrying amount of $7.1 million (December 31, 2022: $5.7 million).

NOTE 10 － FORWARD SHARE PURCHASE LIABILITY

The forward share purchase liability (“FSP liability”) under the Meteora Backstop Agreement is valued by an independent valuer using a Black-Scholes model, which is considered to be Level 3 fair value measurement. The following table presents a summary of the changes in fair value of the FSP liability, a Level 3 liability, measured on a recurring basis.

Fair value of FSP liability as of December 31, 2022	$13,491,606
Change in fair value	82,182
Fair value of FSP liability as of March 31, 2023	$13,573,788

For the three months ended March 31, 2023, the change in fair value of FSP liability was $82,182.

AGBA GROUP HOLDING LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

The following table presents the quantitative information regarding Level 3 fair value measurements of the FSP liability.

	March 31, 2023	December 31, 2022
Input
Share price	$1.62	$1.54
Risk-free interest rate	3.75%	4.16%
Volatility	51.46%	52.19%
Exercise price	$12.34	$12.34
Term	0.38 year	0.61 year

NOTE 11 － WARRANT LIABILITIES

The private warrants are accounted for as liabilities in accordance with ASC 480 and are presented as liabilities on the unaudited condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, there were 225,000 private warrants outstanding.

The fair values of the private warrants are valued by an independent valuer using a Binominal pricing model. The warrants were classified as Level 3 due to the use of unobservable inputs.

The key inputs into the Binominal pricing model were as follows at their measurement dates:

	March 31, 2023	December 31, 2022
Input
Share price	$1.62	$1.54
Risk-free interest rate	3.75%	4.16%
Volatility	51.46%	52.19%
Exercise price	$11.50	$11.50
Warrant remaining life	3.38 years	4.9 years

As of March 31, 2023 and December 31, 2022, the aggregate value of the private warrants was $3,868 and $4,548, respectively. The changes in fair value for the three months ended March 31, 2023 was $680.

NOTE 12 － SHAREHOLDERS’ EQUITY

Ordinary Shares

As of March 31, 2023 and December 31, 2022, the Company has authorized share of 200,000,000 ordinary shares with a par value $0.001.

On March 2, 2023, pursuant to the Share Award Scheme, the Company issued 1,200,000 ordinary shares to a consultant to compensate the services rendered.

On March 21, 2023, the Company issued 2,173,913 ordinary shares to Apex Twinkle Limited as the consideration to partially settle the finder fee payable.

As of March 31, 2023 and December 31, 2022, there were 61,750,898 and 58,376,985 ordinary shares issued and outstanding, respectively and 1,665,000 ordinary shares to be issued under the reserve.

AGBA GROUP HOLDING LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

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

The private warrants are accounted as liabilities, remeasured to fair value on a recurring basis, with changes in fair value recorded to the condensed consolidated statements of operations (see Note 11).

As of March 31, 2023 and December 31, 2022, there were 4,600,000 public warrants and 225,000 private warrants outstanding.

Share Award Scheme

On February 24, 2023, pursuant to the Share Award Scheme, the Company registered 11,675,397 ordinary shares to be issued.

The fair value of the ordinary shares granted under the scheme is measured based on the closing price of the Company’s ordinary shares as reported by Nasdaq Exchange on the date of grant.

AGBA GROUP HOLDING LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

For those vested immediately on the date of grant, the fair value is recognized as share-based compensation expense in the consolidated statements of operations. During the three months ended March 31, 2023, the Company recorded $2,587,800 share-based compensation expense, which is included in the operating expenses in the unaudited condensed consolidated statements of operations.

For the restricted share units (“RSUs”), the fair value is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis. The valuations assume no dividends will be paid. The Company has assumed 10% forfeitures.

As of March 31, 2023, total unrecognized compensation remaining to be recognized in future periods for RSUs totaled $9.8 million. They are expected to be recognized over the weighted average period of 2.7 years. During the three months ended March 31, 2023, the Company recorded $1,317,600 share-based compensation expense, which is included in the operating expenses in the unaudited condensed consolidated statements of operations.

A summary of the activities for the Company’s RSUs for the three months ended March 31, 2023 is as follow:

	For the three months ended March 31, 2023
	Number of RSUs	Weighted Average Grant Price

Outstanding, beginning of period	5,000,000	$2.47
Granted	-
Vested	-
Outstanding, end of period	5,000,000	$2.47

Forgiveness of Amount Due to Shareholder

During the three months ended March 31, 2023, TAG agreed to forgive the Company $3 million, in aggregate, representing certain amount due to it and treat as additional paid-in capital.

NOTE 13 － OPERATING COST AND EXPENSES

Commission expense

Pursuant to the terms of respective contracts, commission expense represents certain premiums from insurance or investment products paid to agents. Commission rates vary by market due to local practice, competition, and regulations. The Company charged commission expense on a systematic basis that is consistent with the revenue recognition.

During the three months ended March 31, 2023 and 2022, the Company recorded $7,295,492 and $701,042 commission expenses, respectively.

Other General and Administrative Expenses

The Company incurred different types of expenditures under other general and administrative expenses. They primarily consist of depreciation of property and equipment, legal and professional fees and management fee expenses which are allocated for certain corporate office expenses.

During the three months ended March 31, 2023 and 2022, the Company recorded $9,605,190 and $2,004,979 other general and administrative expenses, respectively.

NOTE 14 － INCOME TAXES

The provision for income taxes consisted of the following:

	Three months ended March 31,
	2023	2022

Current tax	$(26,648)	$64,923
Deferred tax	-	354,574
Income tax (benefit) expense	$(26,648)	$419,497

AGBA GROUP HOLDING LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

The Company’s subsidiaries mainly operate in Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

British Virgin Islands

The Company is incorporated in the British Virgin Islands and is not subject to taxation. In addition, upon payments of dividends by these entities to their shareholder, no British Virgin Islands withholding tax will be imposed.

Hong Kong

The Company’s subsidiaries operating in Hong Kong is subject to the Hong Kong profits tax at the income tax rates ranging from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year.

The following table sets forth the significant components of the deferred tax liabilities and assets of the Company as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Deferred tax liabilities:
Accelerated depreciation	$45,613	$45,858

Deferred tax assets, net:
Net operating loss carryforwards	6,854,757	5,461,370
Less: valuation allowance	(6,854,757)	(5,461,370)
	-	-

Deferred tax liabilities, net	$45,613	$45,858

As of March 31, 2023 and December 31, 2022, the operations incurred $41.5 million and $33.1 million, respectively of cumulative net operating losses which can be carried forward to offset future taxable income. Net operating loss can be carried forward indefinitely but cannot be carried back to prior years. There are no group relief provisions for losses or transfers of assets under Hong Kong tax regime. Each company within a corporate group is taxed as a separate entity. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes that it is more likely that not all of these assets will be realized in the future. The valuation allowance is reviewed annually.

Uncertain tax positions

The Company evaluates the uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of March 31, 2023 and December 31, 2022, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties related to potential underpaid income tax expenses for the three months ended March 31, 2023 and 2022 and also did not anticipate any significant increases or decreases in unrecognized tax benefits in the next 12 months from March 31, 2023.

NOTE 15 － SEGMENT INFORMATION

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments.

AGBA GROUP HOLDING LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

Currently, the Company has four business segments comprised of the related products and services, as follows:

Segments	Scope of Business Activities

Distribution Business	Facilitating the placement of insurance to our customers, through licensed brokers, in exchange for initial and ongoing commissions received from insurance companies.

Platform Business	- Providing access to financial products and services to licensed brokers;

- Providing operational support for the submission and processing of product applications;

- Providing supporting tools for commission calculations, customer engagement, sales team management, customer conversion, etc.;

- Providing training resources and materials;

- Facilitating the placement of investment products for the fund and/or product provider, in exchange for the fund management services;

- Providing the lending services whereby the Company makes secured and/or unsecured loans to creditworthy customers; and

- Solicitation of real estate sales for the developers, in exchange for commissions.

Fintech Business	Managing an ensemble of fintech investments.

Healthcare Business	Managing healthcare investments.

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

The following tables present the summary information by segment for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31, 2023
	Distribution Business	Platform Business	Fintech Business	Healthcare Business	Total

Revenue, net
- Interest income	$-	$38,158	$-	$-	$38,158
- Non-interest income	9,687,819	1,347,703	-	-	11,035,522
	9,687,819	1,385,861	-	-	11,073,680

Commission expense	6,912,065	383,427	-	-	7,295,492
Depreciation	261	95,622	5,289	-	101,172
Income (loss) from operations	452,437	(11,186,637)	(3,849,608)	-	(14,583,808)
Investment income, net	-	-	1,723,064	-	1,723,064
Total assets	$4,267,591	$57,423,358	$35,454,721	$519,769	$97,665,439

AGBA GROUP HOLDING LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

	For the three months ended March 31, 2022
	Distribution Business	Platform Business	Fintech Business	Healthcare Business	Total

Revenue, net
- Interest income	$-	$61,323	$-	$-	$61,323
- Non-interest income	179,931	1,835,069	1,579	-	2,015,000
Less: inter-segment	-	-	(1,579)	-	-
	179,931	1,896,392	-	-	2,076,323

Commission expense	68,194	632,848	-	-	701,042
Depreciation	133	95,943	603	-	96,679
(Loss) income from operations	(1,447,062)	545,583	(1,010,838)	-	(1,912,317)
Investment income, net	-	-	2,148,935	-	2,148,935
Total assets	$1,571,719	$53,922,273	$50,338,816	$521,053	$106,353,861

All of the Company’s customers and operations are based in Hong Kong.

NOTE 16 － RELATED PARTY BALANCES AND TRANSACTIONS

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

Related party balances consisted of the following:

		As of
		March 31, 2023	December 31, 2022

Accounts receivable	(a)	$359,488	$272,546
Amount due to shareholder	(b)	$4,973,844	$6,289,743

(a)	Accounts receivable due from related parties represented the management service rendered to two individual close-ended investment private funds registered in the Cayman Islands, which is controlled by the shareholder.

(b)	Amount due to shareholder are those trade and nontrade payables arising from transactions between the Company and the shareholder, such as advances made by the shareholder on behalf of the Company, advances made by the Company on behalf of the shareholder, and allocated shared expenses paid by the shareholder.

In the ordinary course of business, during the three months ended March 31, 2023 and 2022, the Company involved with transactions, either at cost or current market prices and on the normal commercial terms among related parties. The following table provides the transactions with these parties for the periods as presented (for the portion of such period that they were considered related):

		For the three months ended March 31,
Nature of transactions		2023	2022

Asset management service income	(c)	$238,933	$239,943
Commission expenses	(d)	$-	$48,834
Office and operating fee charge	(e)	$2,029,713	$505,146
General and administrative expense allocated	(f)	$-	$273,646
Purchase of office building from the shareholder	(g)	$-	$5,995,249
Payment of special dividends to the shareholder	(h)	$-	$47,000,000

(c)	Under the management agreement, the Company shall provide management service to the portfolio assets held by two individual close-ended investment private funds in the Cayman Islands, which is controlled by the Shareholder, for a compensation of asset management service fee income at the predetermined rate based on the respective portfolio of asset values invested by the final customers.

(d)	Commission fee on insurance brokerage and asset management referral at the predetermined rate based on the service fee.

AGBA GROUP HOLDING LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

(e)	Pursuant to the service agreement, the Company agreed to pay the office and administrative expenses to the shareholder for the use of office premises, including, among other things, building management fees, government rates and rent, office rent, and lease-related interest and depreciation that were actually incurred by the shareholder. Also, the shareholder charged back the reimbursement of legal fee and debt collection fee in the ordinary course of business.

(f)	Certain amounts of general and administrative expenses were allocated by the shareholder.

(g)	The Company purchased an office building from the shareholder in January 2022, based on its historical carrying amount.

(h)	On January 18, 2022, TAG Asia Capital Holdings Limited approved to declare and distribute a special dividend of $47 million to TAG Holdings Limited, the shareholder who represented 1 ordinary share of TAG Asia Capital Holdings Limited. The dividends were paid by offsetting the receivable due from the shareholder and the remaining balance was paid by cash. The special dividend distribution was made due to the investment income from the sale of Nutmeg in September 2021.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 17 － CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended March 31, 2023, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	Three months ended March 31, 2023		March 31, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$2,716,898	25%	$1,047,468
Customer B	$1,370,626	12%	$139
Customer C	$1,231,155	11%	$490,058

For the three months ended March 31, 2022, there was no single customer who accounted for 10% or more of the Company’s revenues.

All of the Company’s major customers are located in Hong Kong.

(b)	Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents, restricted cash, accounts receivable, loans receivables, and notes receivables. Cash equivalents are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. The Hong Kong Deposit Protection Board pays compensation up to a limit of HK$500,000 (approximately $63,695) if the bank with which an individual/a company hold its eligible deposit fails. As of March 31, 2023, cash and cash equivalents of $3.7 million and fund held in escrow of $29.5 million were maintained at financial institutions in Hong Kong, of which approximately $32.2 million was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

For accounts receivable, loans receivables, and notes receivables, the Company determines, on a continuing basis, the probable losses and sets up an allowance for doubtful accounts and loan losses based on the estimated realizable value. Credit of money lending business is controlled by the application of credit approvals, limits and monitoring procedures.

AGBA GROUP HOLDING LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

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

The Company’s third-party customers that represent more than 10% of total loans receivables, and their related net loans receivables balance as a percentage of total loans receivables, as of March 31, 2022 and December 31, 2021 were as follows:

	As of
	March 31, 2023	December 31, 2022

Customer D	37.4%	37.4%
Customer E	31.6%	31.6%
Customer F	31.0%	31.0%

(c)	Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

(d)	Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HKD converted to US$ and Sterling on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

For the three months ended March 31, 2023 and 2022, the Company recorded the foreign exchange gain of $556,311 and loss of $480,574, respectively, mainly attributable from the long-term investments which are mostly denominated in Sterling.

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

AGBA GROUP HOLDING LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

NOTE 18 － COMMITMENTS AND CONTINGENCIES

Litigation — From time to time, the Company is involved in various legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, or cash flows.

As at March 31, 2023, the Company involved with various legal proceedings:-

Action Case: HCA702/2018 On March 27, 2018, the writ of summons was issued against the Company and seven related companies of the former shareholder by the Plaintiff. This action alleged the infringement of certain registered trademarks currently registered under the Plaintiff. On February 28, 2023, the Court granted leave for this action be set down for trial of 13 days, which the period has yet to be fixed. Legal counsel of the Company will continue to handle in this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonably possible loss, if any.

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

Action Case: HCA2097 and 2098/2020 On December 15, 2020, the writs of summons were issued against the Company and the former consultant by the Plaintiff. This action alleged the misrepresentation and conspiracy causing the loss from the investment in corporate bond and claimed for compensatory damage of approximately $1.67 million (equal to HK$13 million). The Company previously made $0.84 million as contingency loss for the year ended December 31, 2021. Parties participated in a mediation held on March 25, 2022 and negotiated for settlement through without prejudice correspondence, no settlement was reached. The case is on-going and legal counsel of the Company will continue to handle this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or any further potential loss, if any.

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

Forward Share Purchase Agreement — Pursuant to the Meteora Backstop Agreement, subject to demand, the Company is committed to purchase up to 2,500,000 shares of its issued and outstanding ordinary shares from the investors in nine months following the consummation of Business Combination in November 2022. As of March 31, 2023, the Company accounted the related committed liability as forward share purchase liability of $13,573,788.

Notes Receivable Agreement — Pursuant to the Agreements, subject to demand, the Company is committed to subscribe the notes of Investment A with an aggregate amount of $1,673,525, in batches, which are payable on or before January 31, 2024. As of March 31, 2023, the remaining committed subscription amount was $1,084,439.

Capital Contribution in Investment F — As of March 31, 2023, the remaining committed capital amount in Investment F was $331,432.

AGBA GROUP HOLDING LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

NOTE 19 － SUBSEQUENT EVENTS

On April 5, 2023, the Company entered into a sale and purchase agreement with Sony Life Singapore Pte. Ltd., a Singapore private limited company, to purchase 100% equity interest in Sony Life Financial Advisers Pte. Ltd. (“SLFA”) for a cash consideration of SGD2,500,000 (equivalent to $1,882,000). The closing of the transaction expects to be in the third-quarter of 2023, which subjects to certain customary closing conditions.

On April 18, 2023, the Company approved a share repurchase program authorizing to purchase up to 1,000,000 ordinary shares at a maximum price of $10 per share from the open market, for a term of one year, no later than April 18, 2024.

On April 28, 2023, pursuant to the Share Award Scheme, the Company issued 1,000,000 ordinary shares to a consultant to compensate the services to be rendered in a term of three months.

On May 3, 2023, pursuant to the Share Award Scheme, the Company issued 100,000 ordinary shares to a consultant to compensate the services to be rendered in a term of six months.

In accordance with ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2023, up to May 15, 2023 that the unaudited condensed consolidated financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us”, “the Group” or the “Company” refer to AGBA Group Holding Limited. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section included in our 2022 Annual Report filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Business Overview

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

Our largest distribution channel is the FA Business, operating under the brand name Focus. With its large salesforce of financial advisors, “Focus” provides a wide range of financial products and independent advisory services to individual and corporate customers, primarily in connection with life insurance products. Our FA Business has been the clear market leader in the insurance brokerage industry in Hong Kong for decades, building up a large and highly productive salesforce. As of March 31, 2023, there were around 1,600 financial advisors at “Focus”, organized into 32 sales teams. Each team is led by a “tree head”, responsible for managing the financial advisors within their teams.

In addition to the FA Business, we continue to expand our distribution footprint with the establishment and expansion of a number of additional distribution channels, collectively known as our Alternative Distribution Business. These distribution channels are targeted at specific customer segments and/or capturing specific distribution opportunities.

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

For the three months ended March 31, 2023, the Company made $9.7 million from commission in the Distribution Business. The revenue attributed to the Company during the first quarter of 2023 only captured an insignificant portion of the revenues actually generated by the financial advisors currently associated with Focus.

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

Core Fintech investments held under the Fintech Business as of March 31, 2023 include:

1.	An investment in Tandem Money Limited, a UK digital bank.

2.	An investment in CurrencyFair Limited, a B2B and B2C payments company.

3.	An investment in Oscar Health Inc., a US direct-to-consumer digital health insurer.

4.	An investment in Goxip Inc., a fashion media platform based in Hong Kong.

5.	An investment in LC Healthcare Fund I, L.P., a PRC healthcare and healthtech investment fund.

	Carrying amount in US$ thousands (1)
	March 31, 2023	December 31, 2022
Tandem Money Limited	16,399	16,031
CurrencyFair Limited	5,738	5,718
Oscar Health Inc.(2)	-	2,443
Goxip Inc.	510	513
LC Healthcare Fund I, L.P.	11,379	11,805

Notes:

(1)	Carrying amount represents Fintech’s attributable interest in the investment portfolio asset.

(2)	During the three months ended March 31, 2023, the Company partially sold 993,108 shares of Oscar Health Inc. on Nasdaq Stock Exchange with an average current market price of $4.01 per share, resulting with a realized gain of $1.5 million.

Healthcare Business

We currently hold a 4% equity stake in HCMPS, one of the leading healthcare management organizations in Hong Kong.

Founded in 1979 and currently operating under the Dr. Jones Fok & Associates Medical Scheme Management Limited (“JFA”) brand, JFA is one of the most reputed healthcare brands in Hong Kong. It has four self-operated medical centers and a network of over 700 healthcare service providers – providing healthcare schemes for more than 500 corporate clients with over 300,000 scheme members. JFA’s clients include blue chip companies from various industry and leading insurers. Apart from Hong Kong, JFA is the largest operator in Macau with around 70 clinics.

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

Results of Operations

	Three month ended March 31,
	2023	2022	Variance
	(US$ in thousands)		$	%
Revenues:
Interest income:
Loans	$38	$61	(23)	(37.70)
Total interest income	38	61	(23)	(37.70)
Non-interest income:
Commissions	10,016	827	9,189	1,111.12
Recurring service fees	780	948	(168)	(17.72)
Total non-interest income	10,796	1,775	9,021	508.23
Total revenues from others	10,834	1,836	8,998	490.09
Non-interest income:
Recurring service fees	239	240	(1)	0.42
Total revenues from related parties	239	240	(1)	0.42
Total revenues	11,073	2,076	8,997	433.38
Operating cost and expenses:
Interest expense	(165)	—	165	N/A
Commission expense	(7,295)	(701)	6,594	940.66
Sales and marketing expense	(1,857)	(240)	1,617	673.75
Technology expense	(879)	(134)	745	555.97
Personnel and benefit expense	(9,605)	(2,005)	7,600	379.05
Other general and administrative expenses	(5,856)	(908)	4,948	544.93
Total operating cost and expenses	(25,657)	(3,988)	21,669	543.36
Loss from operations	(14,584)	(1,912)	12,672	662.76
Other income (expense):
Bank interest income	170	8	162	2,025.00
Foreign exchange gain (loss), net	556	(481)	1,037	215.59
Investment income, net	1,723	2,149	(426)	(19.82)
Change in fair value of warrant liabilities	1	—	1	N/A
Change in fair value of forward share purchase liability	(82)	—	82	N/A
Rental income	59	79	(20)	(25.32)
Sundry income	57	129	(72)	(55.81)
Total other income, net	2,484	1,884	600	31.85
Loss before income taxes	(12,100)	(28)	12,072	43,114.29
Income tax benefit (expense)	27	(419)	446	106.44
NET LOSS	$(12,073)	$(447)	11,626	2,600.89

Revenue

The following table summarizes the major operating revenues for the three months ended March 31, 2023 and 2022:

	Three month ended March 31,
	2023	2022	Variance
	(US$ in thousands)		$	%
Business segment
Distribution Business	$9,688	$180	9,508	5,282.22
Platform Business	1,385	1,896	(511)	(26.95)
Fintech Business	—	-—	—	—
Healthcare Business	—	—	—	—
TOTAL	$11,073	$2,076	8,997	433.38

Distribution Business

The Distribution Business contributed 87.49% and 8.67% of the total revenue for the three months ended March 31, 2023 and 2022, respectively. Income from the Distribution Business mainly related to commissions earned, which significantly increased by US$9.5 million, or 5,282.22%, from US$0.2 million in 2022 to US$9.7 million in 2023. The largest segment of the Distribution Business is our FA Business, operated under the “Focus” brand name. Commissions generated by the financial advisors currently associated with Focus, along with associated potential platform commissions and fees, were attributable to the Legacy Group and as such not reflected in the results for the Distribution Business for 2022.

Summarized revenue breakdown by product and type of contracts:

	Three month ended March 31,
	2023	2022	Variance
	(US$ in thousands)		$	%
By product:
Life insurance	$8,926	$145	8,781	6,055.86
Property-casualty insurance	504	1	503	50,300.00
Mandatory provident fund and related revenues	258	34	224	658.82
	9,688	180	9,508	5,282.22

By the type of contracts:
- New and or current year	9,519	70	9,449	13,498.57
- Recurring	169	110	59	53.64
	$9,688	$180	9,508	5,282.22

Platform Business

The Platform Business contributed 12.51% and 91.33% of the total revenue for the three months ended March 31, 2023 and 2022, respectively.

	Three month ended March 31,
	2023	2022	Variance
	(US$ in thousands)		$	%
Commissions	$340	$647	(307)	(47.45)
Recurring service fees	1,007	1,188	(181)	(15.24)
Loans	38	61	(23)	(37.70)
	$1,385	$1,896	(511)	(26.95)

Operating Expenses

Commission Expense

	Three month ended March 31,
	2023	2022	Variance
	(US$ in thousands)		$	%
Business segment
Distribution Business	$6,912	$68	6,844	10,064.71
Platform Business	383	633	(250)	(39.49)
Fintech Business	—	-—	—	—
Healthcare Business	—	—	—	—
TOTAL	$7,295	$701	6,594	940.66

The Distribution Business contributed 94.75% and 9.70% of the total commission expense for the three months ended March 31, 2023 and 2022, respectively. Commission expense for the Distribution Business increased by US$6.8 million, or 10,064.71%, from US$0.07 million in 2022 to US$6.9 million in 2023. As a result of the increase in revenue associated with the Distribution Business, commission expense significantly increased.

Sales and Marketing Expense

Sales and Marketing expense increased by US$1.6 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase in sales and marketing expense mainly reflects spending associated with “AGBA” corporate branding and associated product campaigns, celebrating it’s the successful listing, through public relations, corporate video and campaigns, digital marketing and public advertisements.

Technology Expense

Technology expense increased by US$0.7 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was primarily due to increased headcount to support anticipated growth in the business and platform expansion.

Personnel and Benefit Expense

	Three month ended March 31,
	2023	2022	Variance
	(US$ in thousands)		$	%
Personnel and benefit	$8,287	$2,005	6,282	313.32
Share-based compensation to employees	1,318	—	1,318	N/A
Total	$9,605	$2,005	7,600	379.05

Personnel and benefit cost increased by US$6.3 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was primarily due to the increased headcount to support the continuing growth of the Platform Business and Distribution Business.

Share-Based Compensation

Pursuant to the Share Award Scheme (the “Scheme”), the Company filed S-8 registration statement to register 11,675,397 ordinary shares on February 24, 2023.

During the three months ended March 31, 2023, the Company recorded US$1.3 million in share-based compensation expense on the restricted share units. There was no such expense during the three months ended March 31, 2022. The fair value of the restricted share units is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis.

Other General and Administrative Expenses

	Three month ended March 31,
	2023	2022	Variance
	(US$ in thousands)		$	%
Depreciation	$101	$97	4	4.12
Financial data subscription expense	94	130	(36)	(27.69)
Legal and professional fees	806	109	697	639.45
Management fee expense	2,200	505	1,695	335.64
Share-based compensation (service related)	2,589	—	2,589	N/A
Other operating expenses	66	67	(1)	(1.49)
Total	$5,856	$908	4,948	544.93

Total other general and administrative expenses increased by US$4.9 million, or 544.93%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The net increase was mainly due to the increase in legal and professional fees of US$0.7 million, management fee expense of US$1.7 million, share-based compensation of $2.6 million, offset by a decrease in financial data subscription expense of US$0.04 million. Upon the consummation of Business Combination, the post-combination entity has expensed more as a listed company, with a significant increase in the legal and professional fees and management fee expense increased were primarily attributed to 1) the US legal counsel fee incurred and 2) the office and administrative expenses pay to the shareholder for the use of office premises in Trust Tower and Hopewell Centre, including building management fees, government rates and rent, office rent, lease-related interest, and depreciation actually incurred by the shareholder, with the increased occupancy from business expansion. Share-based compensation in the first quarter of 2023, was mainly related to marketing consultancy service rendered by a third party consultant, payable by 1,200,000 ordinary shares at the market price of $2.1575 per share.

Loss from Operations

Loss from operations increased by US$12.7 million, or 662.76%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was mainly attributable to the increase in operating expenses of US$21.7 million.

Other Income (Expense), Net

Bank Interest Income

Bank interest income increased by US$0.2 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Foreign Exchange Gain (Loss), Net

Foreign exchange gain (loss) mainly represented the unrealized net foreign exchange gain (loss) from the translation of long-term investments which are mostly denominated in Sterling. The net foreign exchange gain increased by US$1.0 million or 215.59% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, due to the stronger Sterling exchange rate.

Investment Income, Net

	Three month ended March 31,
	2023	2022	Variance
	(US$ in thousands)		$	%
Realized gain in marketable equity securities	$1,542	$—	1,542	N/A
Unrealized gain in marketable equity securities	—	2,149	(2,149)	(100.00)
Unrealized loss in non-marketable equity securities	(428)	—	(428)	N/A
Dividend income	609	—	609	N/A
Total	$1,723	$2,149	(426)	(19.82)

Investment income decreased by US$0.4 million, or 19.82%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, mainly as a result of the realized gain of US$1.5 million on the sale of the shares of Oscar Health Inc. in the open market at the average market price of $4.01 per shares and dividend income of US$0.6 million, offset by unrealized loss in non-marketable equity securities of US$0.4 million, which was fewer than the unrealized gain in marketable securities of US$2.1 million.

Change in fair value of forward share purchase liability

The forward share purchase liability (“FSP liability”) under the Meteora Backstop Agreement is valued using a Black-Scholes model, which is considered to be Level 3 fair value measurement on a recurring basis. For the three months ended March 31, 2023, the change in fair value of liability was $0.1 million, as recognized in the condensed consolidated statements of operations.

Income Tax Benefit (Expense)

Income tax benefit increased by US$0.4 million, or 106.44% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily attributable to the over provision of income tax for prior years.

Net Loss

Net loss increased by US$11.6 million, or 2,600.89% for the three months ended March 31, 2023, as compared to March 31, 2022, due primarily to the increase in operating expenses of US$21.7 million.

Liquidity and Capital Resources

Sources of Liquidity

We have a history of operating losses and negative cash flow. During the three months ended March 31, 2023, we reported a net loss of US$12.1 million and reported a negative operating cash flow of US$10.2 million. As of March 31, 2023, our cash balance was US$3.7 million for working capital use. Our management estimates that currently available cash will not be able to provide sufficient funds to meet the planned obligations for the next 12 months starting March 31, 2023.

Our ability to continue as a going concern is dependent on our ability to successfully implement our plans. Our management believes that it will be able to continue to grow our revenue base and control expenditures. In parallel, AGBA continually monitors its capital structure and operating plans and evaluates various potential funding alternatives that may be needed in order to finance our business development activities, general and administrative expenses, and growth strategy. These alternatives include external borrowings, raising funds through public equity, or tapping debt markets. Although there is no assurance that, if needed, we will be able to pursue these fundraising initiatives and have access to the capital markets going forward. The unaudited condensed consolidated financial statements attached to this Form 10-Q do not include any adjustments that might result from the outcome of these uncertainties.

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

The ability to fund our operating needs will depend on its future ability to continue to generate positive cash flow from operations and raise capital in the capital markets. Our management believe that we will meet known or reasonably likely future cash requirements through the combination of cash flows from operating activities, available cash balances, and external borrowings and fund raising. Our management expects that the primary cash requirements in 2023 will be to fund capital expenditures for (i) expansion of the Distribution Business and (ii) Platform Business.

If our sources of liquidity need to be augmented, additional cash requirements would likely need to be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms, or at all, in the future.

We expect that operating losses could continue into the foreseeable future as we continue to invest in growing our businesses. Based upon our current operating plans, our management believes that cash and equivalents will not be able to provide sufficient funds to its operations for at least the next 12 months from the date of its unaudited condensed consolidated financial statements provided with this Form 10-Q. However, these forecasts involve risks and uncertainties, and actual results could vary materially.

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

Cash Flows

As of March 31, 2023, we had cash and cash equivalents totalling US$3.7 million, and US$45.0 million in restricted cash.

As of December 31, 2022, we had cash and cash equivalents totalling US$6.4 million, and US$44.8 million in restricted cash.

The following table summarizes our cash flows for the periods presented:

	Three month ended March 31,
	2023	2022
	(US$ in thousands)
Net cash (used in) provided by operating activities	$(10,197)	$1,331
Net cash provided by (used in) investing activities	3,989	(6,853)
Net cash provided by (used in) financing activities	3,468	(14,525)
Effect on exchange rate change on cash and cash equivalents	82	(100)
Net change in cash, cash equivalents and restricted cash	(2,658)	(20,147)
Cash, cash equivalents and restricted cash, at the beginning	51,294	73,081
Cash, cash equivalents and restricted cash, at the end	48,636	52,934
Representing as:
Cash and cash equivalents	3,654	16,721
Restricted cash – forward share purchase agreement	15,519	—
Restricted cash – fund held in escrow	29,463	36,213
	$48,636	$52,934

The following table sets forth a summary of our working capital:

	March 31, 2023	December 31, 2022	Variance
	(US$ in thousands)		$	%
Total Current Assets	$54,245	$55,756	(1,511)	(2.71)
Total Current Liabilities	94,765	97,021	(2,256)	(2.33)
Working Deficit	(40,520)	(41,265)	(745)	(1.81)

Working Deficit

The working deficit as of March 31, 2023 and December 31, 2022 was amounted to approximately US$40.52 million and US$41.27 million, respectively, a decline of US$0.7 million or 1.81%.

Cash Flows from Operating Activities

Net cash used in operating activities was US$10.2 million for the three months ended March 31, 2023, as compared to net cash provided by operating activities of US$1.3 million for the three months ended March 31, 2022.

Net cash used in operating activities for the three months ended March 31, 2023 was primarily the result of the net loss of US$12.1 million, an increase in accounts receivable of US$0.5 million, increase in deposit, prepayments, and other receivables of US$0.5 million, decrease in escrow liabilities of US$0.02 million and decrease in income tax payable of US$0.2 million. These amounts were partially offset by the decrease in loans receivables of US$0.1 million, increase in accounts payable and accrued liabilities of US$1.2 million, and non-cash adjustments consisting of share-based compensation expense of US$3.9 million, depreciation of property and equipment of US$0.1 million, net foreign exchange gain of US$0.6 million, net investment income of US$1.7 million, and change in fair value of forward share purchase liability of US$0.08 million.

Net cash provided by operating activities for the three months ended March 31, 2022 was primarily the result of the net loss of US$0.4 million, a decrease in loans receivable of US$2.3 million, and an increase in escrow liabilities of US$1.7 million. These amounts were partially offset by the increase in accounts receivable of US$0.04 million, deposits, prepayments, and other receivable of US$0.06 million, decrease in accounts payable and accrued liabilities of US$1.0 million, and non-cash adjustments consisting of unrealized investment income of US$2.1 million, net foreign exchange loss of US$0.5 million, and depreciation of property and equipment of US$0.1 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2023 of US$4.0 million was primarily due to proceeds from sale of investments of US$4.0 million, dividend received from long-term investments of US$0.6 million, offset by the purchase of notes receivable of US$0.6 million.

Net cash used in investing activities for the three months ended March 31, 2022 of US$6.9 million was primarily due to proceeds from sale of investments of US$1.9 million, offset by the purchase of property and equipment of US$0.9 million, and payment of earnest deposit of US$7.8 million for the purchase of an office premise from the shareholder.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 of US$3.5 million was primarily due to advances from the shareholder of US$1.7 million and proceeds from borrowings of US$1.8 million..

Net cash used in financing activities for the three months ended March 31, 2022 of US$14.5 million was primarily due to advances from the shareholder of US$2.9 million, offset by the dividend distribution of US$17.4 million to the shareholder.

Liquidity and Going Concern

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The management of the Company estimates that currently available cash will not be able to provide sufficient funds to meet the Company’s planned obligations for the next 12 months from the date that these unaudited condensed consolidated financial statements were made available to be issued.

For the three months ended March 31, 2023, we reported a net loss of approximately US$12.1 million. With a significant increase in our operating costs, described in the paragraph below, we had an accumulated deficit of approximately US$51.5 million as of March 31, 2023.

However, coupled with its business expansion, we reported significant sales growth with total revenue of approximately US$11.1 million for the three months ended March 31, 2023 (2022: US$2.1 million), and resulted with an operating loss of approximately US$14.6 million (2022: US$1.9 million). We expect to continue our business growth, while closely monitoring our future spending.

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

Capital Commitments

Forward Share Purchase Agreement — Pursuant to the Meteora Backstop Agreement, subject to demand, the Company is committed to purchase up to 2,500,000 shares of its issued and outstanding ordinary shares from the investors in nine months following the consummation of Business Combination in November 2022. As of March 31, 2023, the Company accounted the related committed liability as forward share purchase liability of $13,573,788.

Notes Receivable Agreement — Pursuant to the Agreements, subject to demand, the Company is committed to subscribe the notes of CurrencyFair Limited with an aggregate amount of $1,673,525, in batches, which are payable on or before January 31, 2024. As of March 31, 2023, the remaining committed subscription amount was $1,084,439.

Capital Contribution in LC Healthcare Fund I, L.P. — As of March 31, 2023, the remaining committed capital amount in LC Healthcare Fund I, L.P. was $331,432.

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

Stock Repurchase Program

On April 18, 2023, our Board of Directors approved the repurchase of 1,000,000 ordinary shares (the “2023 Share Repurchase Program”). Under the 2023 Share Repurchase Program, we are authorized to re-purchase up to 1,000,000 ordinary shares at a maximum price of $10 per share from the open market, for a term of one year, no later than April 18, 2024.

Critical Accounting Policies, Judgements and Estimates

The preparation of financial statements in conformity with GAAP requires us to make judgments, estimates, and assumptions in the preparation of our unaudited condensed consolidated financial statements. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies and estimates as reported in our 2022 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective   to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but there can be no assurance that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As at March 31, 2023, the Company involved with various legal proceedings:-

Action Case: HCA702/2018 On March 27, 2018, the writ of summons was issued against the Company and seven related companies of the former shareholder by the Plaintiff. This action alleged the infringement of certain registered trademarks currently registered under the Plaintiff. On February 28, 2023, the Court granted leave for this action be set down for trial of 13 days, which the period has yet to be fixed. Legal counsel of the Company will continue to handle in this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonably possible loss, if any.

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

Action Case: HCA2097 and 2098/2020 On December 15, 2020, the writs of summons were issued against the Company and the former consultant by the Plaintiff. This action alleged the misrepresentation and conspiracy causing the loss from the investment in corporate bond and claimed for compensatory damage of approximately $1.67 million (equal to HK$13 million). The Company previously made $0.84 million as contingency loss for the year ended December 31, 2021. Parties participated in a mediation held on March 25, 2022 and negotiated for settlement through without prejudice correspondence, no settlement was reached. The case is on-going and legal counsel of the Company will continue to handle this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or any further potential loss, if any.

ITEM 1A. RISK FACTORS.

As smaller reporting company we are not required to make disclosures under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuance of Shares to Apex Twinkle Limited

On March 21, 2023, AGBA and Apex Twinkle Limited entered into an amendment to referral agreement dated as of May 7, 2020, pursuant to which AGBA agreed to pay $4,000,000 payable in the form of 2,173,913 ordinary shares of AGBA that assumes a share price of $1.84 per AGBA Ordinary Share, based on a 5-day weighted-average price of the AGBA Ordinary Shares. AGBA, accordingly issued 2,173,913 ordinary shares to Apex Twinkle Limited.

Issuer Purchases of Equity Securities

The Company approved a share repurchase program on April 18, 2023 authorizing to purchase up to 1,000,000 ordinary shares at a maximum price of $10 per share from the open market, for a term of one year, expiry in April 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

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

43

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGBA GROUP HOLDING LIMITED

Date: May 15, 2023	By:	/s/ Ng Wing Fai
	Name:	Ng Wing Fai
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Shu Pei Huang, Desmond
	Name:	Shu Pei Huang, Desmond
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)