Form 10-Q
period 2023-06-30
AGBA Group Holding Ltd.
filed 2023-08-11
CIK 1769624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 17, 2023, there were 67,461,998 ordinary shares, par value $0.001 per share, issued and outstanding.

AGBA GROUP HOLDING LIMITED

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

AGBA GROUP HOLDING LIMITED

AGBA GROUP HOLDING LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2023	December 31, 2022
ASSETS		(Audited)
Current assets:
Cash and cash equivalents	$3,783,780	$6,449,876
Restricted cash	27,454,651	44,844,196
Accounts receivable, net	3,430,780	2,822,162
Accounts receivable, net, related parties	601,576	272,546
Loans receivable, net	516,237	517,479
Notes receivable, net	601,490	—
Asset held for sale	5,459,822	—
Income tax recoverable	397,655	260,120
Deposits, prepayments, and others receivable, net	2,997,021	589,786
Total current assets	45,243,012	55,756,165

Non-current assets:
Rental deposit, net	957,814	—
Loans receivable, net	1,059,776	1,072,392
Property and equipment, net	1,733,464	7,359,416
Right-of-use asset, net	12,361,125	—
Long-term investments, net	33,947,066	37,033,360
Total non-current assets	50,059,245	45,465,168

TOTAL ASSETS	$95,302,257	$101,221,333

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$19,088,631	$20,274,429
Escrow liabilities	27,454,651	29,487,616
Borrowings	6,255,238	4,477,254
Amounts due to the holding company	4,539,168	6,289,743
Lease liabilities	1,186,200	—
Forward share purchase liability	—	13,491,606
Income tax payable and provision	23,000,000	23,000,000
Total current liabilities	81,523,888	97,020,648

Non-current liabilities:
Lease liabilities	11,227,185	—
Warrant liabilities	2,173	4,548
Deferred tax liabilities	45,680	45,858
Total non-current liabilities	11,275,038	50,406

TOTAL LIABILITIES	92,798,926	97,071,054

Commitments and contingencies (Note 21)	—	—

Shareholders’ equity:
Ordinary shares, $0.001 par value; 200,000,000 shares authorized, 67,461,998 and 58,376,985 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	67,462	58,377
Ordinary shares to be issued	—	1,665
Additional paid-in capital	64,973,808	43,870,308
Accumulated other comprehensive loss	(484,907)	(384,938)
Accumulated deficit	(62,053,032)	(39,395,133)
Total shareholders’ equity	2,503,331	4,150,279

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$95,302,257	$101,221,333

See accompanying notes to unaudited condensed consolidated financial statements.

AGBA GROUP HOLDING LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues:
Interest income:
Loans	$38,175	$37,871	$76,333	$99,194
Total interest income	38,175	37,871	76,333	99,194
Non-interest income:
Commissions	16,323,056	2,937,080	26,338,683	3,764,157
Recurring service fees	768,014	873,396	1,548,976	1,821,376
Total non-interest income	17,091,070	3,810,476	27,887,659	5,585,533
Total revenues from others	17,129,245	3,848,347	27,963,992	5,684,727

Non-interest income:
Recurring service fees	241,688	241,325	480,621	481,268
Total revenues from related parties	241,688	241,325	480,621	481,268
Total revenues	17,370,933	4,089,672	28,444,613	6,165,995

Operating cost and expenses:
Interest expense	(247,680)	—	(412,776)	—
Commission expense	(11,984,437)	(2,480,271)	(19,279,929)	(3,181,313)
Sales and marketing expense	(514,984)	(391,301)	(2,371,887)	(631,652)
Technology expense	(1,058,812)	(149,230)	(1,937,798)	(283,097)
Personnel and benefit expense	(5,302,270)	(3,404,039)	(14,907,460)	(5,409,018)
Other general and administrative expenses	(8,655,884)	(1,173,217)	(14,511,705)	(2,081,618)
Total operating cost and expenses	(27,764,067)	(7,598,058)	(53,421,555)	(11,586,698)

Loss from operations	(10,393,134)	(3,508,386)	(24,976,942)	(5,420,703)

Other income (expense):
Interest income	197,255	8,976	367,781	16,615
Foreign exchange gain (loss), net	349,539	(2,126,882)	905,850	(2,607,456)
Investment income (loss), net	(441,568)	(5,683,988)	1,281,496	(3,535,053)
Change in fair value of warrant liabilities	1,695	—	2,375	—
Change in fair value of forward share purchase liability	—	—	(82,182)	—
Loss on settlement of forward share purchase agreement	(378,895)	—	(378,895)	—
Rental income	78,764	78,647	138,271	157,714
Sundry income	27,423	26,175	84,067	155,528
Total other income (expense), net	(165,787)	(7,697,072)	2,318,763	(5,812,652)

Loss before income taxes	(10,558,921)	(11,205,458)	(22,658,179)	(11,233,355)

Income tax (expense) benefit	(26,368)	314,143	280	(105,354)

NET LOSS	$(10,585,289)	$(10,891,315)	$(22,657,899)	$(11,338,709)

Other comprehensive income (loss):
Foreign currency translation adjustment	33,235	(106,008)	(99,969)	(380,359)

TOTAL COMPREHENSIVE LOSS	$(10,552,054)	$(10,997,323)	$(22,757,868)	$(11,719,068)

Weighted average number of ordinary shares outstanding – basic and diluted	64,953,238	55,500,000	62,823,549	55,500,000

Net loss per ordinary share – basic and diluted	$(0.16)	$(0.20)	$(0.36)	$(0.20)

See accompanying notes to unaudited condensed consolidated financial statements.

AGBA GROUP HOLDING LIMITED

UNAUDITED CONDESED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three and six Months ended June 30, 2023
	Ordinary shares		Ordinary shares to be issued		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	No. of shares	Amount	capital	income (loss)	deficit	equity
Balance as of January 1, 2023	58,376,985	$58,377	1,665,000	$1,665	$43,870,308	$(384,938)	$(39,395,133)	$4,150,279

Issuance of ordinary shares to settle finder fee	2,173,913	2,174	—	—	3,997,826	—	—	4,000,000
Share-based compensation	1,200,000	1,200	—	—	3,905,400	—	—	3,906,600
Forgiveness of amounts due to the holding company	—	—	—	—	3,000,000	—	—	3,000,000
Foreign currency translation adjustment	—	—	—	—	—	(133,204)	—	(133,204)
Net loss for the period	—	—	—	—	—	—	(12,072,610)	(12,072,610)
Balance as of March 31, 2023	61,750,898	61,751	1,665,000	1,665	54,773,534	(518,142)	(51,467,743)	2,851,065

Issuance of holdback shares	1,665,000	1,665	(1,665,000)	(1,665)	—	—	—	—
Share-based compensation	4,046,100	4,046	—	—	4,600,274	—	—	4,604,320
Forgiveness of amounts due to the holding company	—	—	—	—	5,600,000	—	—	5,600,000
Foreign currency translation adjustment	—	—	—	—	—	33,235	—	33,235
Net loss for the period	—	—	—	—	—	—	(10,585,289)	(10,585,289)

Balance as of June 30, 2023	67,461,998	$67,462	—	$—	$64,973,808	$(484,907)	$(62,053,032)	$2,503,331

	Three and six Months ended June 30, 2022
	Ordinary shares		Ordinary shares to be issued		Additional paid-in	Receivable from the	Accumulated other comprehensive	Retained earnings (accumulated	Total shareholders’
	No. of shares	Amount	No. of shares	Amount	capital	Shareholder	loss	deficit)	equity
Balance as of January 1, 2022	53,835,000	$53,835	1,665,000	$1,665	$38,706,226	$(29,562,195)	$(179,461)	$52,125,502	$61,145,572

Special dividend to the holding company	—	—	—	—	—	29,562,195	—	(47,000,000)	(17,437,805)
Foreign currency translation adjustment	—	—	—	—	—	—	(274,351)	—	(274,351)
Net loss for the period	—	—	—	—	—	—	—	(447,394)	(447,394)
Balance as of March 31, 2022	53,835,000	53,835	1,665,000	1,665	38,706,226	—	(453,812)	4,678,108	42,986,022

Foreign currency translation adjustment	—	—	—	—	—	—	(106,008)	—	(106,008)
Net loss for the period	—	—	—	—	—	—	—	(10,891,315)	(10,891,315)

Balance as of June 30, 2022	53,835,000	$53,835	1,665,000	$1,665	$38,706,226	$—	$(559,820)	$(6,213,207)	$31,988,699

See accompanying notes to unaudited condensed consolidated financial statements.

AGBA GROUP HOLDING LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(22,657,899)	$(11,338,709)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	8,510,920	—
Non-cash lease expense	213,550	—
Depreciation on property and equipment	215,494	192,352
Interest income on notes receivable	(11,778)	—
Foreign exchange (gain) loss, net	(905,850)	2,607,456
Investment (income) loss, net	(1,281,496)	3,535,053
Allowance for credit loss on financial instruments	333,276	—
Change in fair value of warrant liabilities	(2,375)	—
Change in fair value of forward share purchase liability	82,182	—
Loss on settlement of forward share purchase agreement	378,895	—
Reversal of annual bonus accrued in prior year	(3,763,847)	—

Change in operating assets and liabilities:
Accounts receivable	(1,005,597)	40,992
Loans receivable	13,319	2,320,527
Deposit, prepayments, and others receivables	(3,629,837)	(420,678)
Accounts payable and accrued liabilities	6,578,049	(124,238)
Escrow liabilities	(2,032,965)	633,539
Lease liabilities	(161,274)	—
Income tax payable	(138,590)	104,890
Net cash used in operating activities	(19,265,823)	(2,448,816)

Cash flows from investing activities:
Proceeds from sale of long-term investments	3,976,657	1,861,348
Purchase of notes receivable	(589,086)	—
Dividends received from long-term investments	1,167,433	—
Addition in long-term investments	—	(7,849,676)
Purchase of property and equipment	(77,969)	(864,961)
Net cash provided by (used in) investing activities	4,477,035	(6,853,289)

Cash flows from financing activities:
Advances from holding company	6,849,425	4,298,479
Settlement of forward share purchase agreement	(13,952,683)	—
Proceeds from borrowings	1,786,640	—
Dividend paid to holding company	—	(17,437,805)
Net cash used in financing activities	(5,316,618)	(13,139,326)

Effect on exchange rate change on cash, cash equivalents and restricted cash	49,765	(310,995)

Net change in cash, cash equivalent and restricted cash	(20,055,641)	(22,752,426)

BEGINNING OF PERIOD	51,294,072	73,081,407

END OF PERIOD	$31,238,431	$50,328,981

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$138,310	$—
Cash paid for interest	$412,776	$—
Cash received for interest	$356,003	$—

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$3,783,780	$15,209,645
Restricted cash	27,454,651	35,119,336

Total cash, cash equivalents and restricted cash	$31,238,431	$50,328,981

SUPPLEMENTAL NON-CASH DISCLOSURES
Issuance of ordinary shares to settle finder fee	$4,000,000	$—
Forgiveness of amount due to holding company	$8,600,000	$—
Operating lease right-of-use asset obtained in exchange for operating lease liabilities	$12,512,585	$—
Purchase of property and equipment, through earnest deposit	$—	$7,205,118
Special dividend to the holding company offset with amount due from the holding company	$—	$29,562,195

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

The unaudited condensed consolidated financial statements as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

●	Principal of Consolidation

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

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include the useful lives of property and equipment, impairment of long-lived assets, allowance for doubtful accounts, notes receivable, share-based compensation, warrant liabilities, forward share purchase liability, provision for contingent liabilities, revenue recognition, income tax provision, deferred taxes and uncertain tax position, and allocation of expenses from holding company.

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

Translation of amounts from HK$ into US$ has been made at the following exchange rates for the six months ended June 30, 2022 and 2021:

	June 30, 2023	June 30, 2022
Period-end HK$:US$ exchange rate	0.12761	0.12744
Period average HK$:US$ exchange rate	0.12757	0.12779

●	Cash and Cash Equivalents

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

The Company does not hold any collateral or other credit enhancements over its accounts receivable balances.

●	Loans Receivable, net

Loans receivable are real estate mortgage loans that carried at unpaid principal balances, less the allowance for credit losses on loans receivable and charge-offs.

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

If the Company determines that a loan is impaired, the Company next determines the amount of the impairment. The amount of impairment on collateral dependent loans is charged off within the given fiscal quarter. Generally, the amount of the loan and negative escrow in excess of the appraised value less estimated selling costs, for the fair value of collateral valuation method, is charged off. For all other loans, impairment is measured as described below in Allowance for Credit Losses on Financial Instruments.

●	Allowance for Credit Losses on Financial Instruments

In accordance with ASC Topic 326 “Credit Losses – Measurement of Credit Losses on Financial Instruments” (ASC Topic 326), the Company utilizes the current expected credit losses (“CECL”) model to determine an allowance that reflects its best estimate of the lifetime expected credit losses on accounts receivable, loans receivable, notes receivable and deposits, prepayments, and others receivable which is recorded as a liability to offset the receivables. The CECL model is prepared after considering historical experience, current conditions, and reasonable and supportable economic forecasts to estimate lifetime expected credit losses. Accounts receivable, loans receivable, notes receivables and deposits, prepayments, and others receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as a reduction of bad debt expense.

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

At each reporting period, the Company makes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired.

●	Asset Held For Sale

Assets to be disposed of by sale are reported at the lower of the carrying value or fair value less cost to sell when the Company has committed to a sale agreement and would be reported separately as assets held for sale in the unaudited condensed consolidated balance sheets.

●	Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Expected useful life
Land and building	Shorter of 50 years or lease term
Office improvement	3 years
Furniture, fixtures and equipment	5 years
Computer equipment	3 years
Motor vehicle	3 years

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●	Impairment of Long-Lived Assets

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. No impairment losses were recognized for the three and six months ended June 30, 2023 and 2022.

●	Revenue Recognition

The Company receives certain portion of its non-interest income from contracts with customers, which are accounted for in accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC Topic 606").

ASC Topic 606 provided the following overview of how revenue is recognized from the Company’s contracts with customers. The Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

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

Certain portion of the Company's income is derived from contracts with customers, and as such, the revenue recognized depicts the transfer of promised goods or services to its customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company considers the terms of the contract and all relevant facts and circumstances when applying this guidance. The Company’s revenue recognition policies are in compliance with ASC Topic 606, as follows:

Commissions

The Company earns commissions from the sale of investment products to customers. The Company enters into commission agreements with customers which specify the key terms and conditions of the arrangement. Commissions are separately negotiated for each transaction and generally do not include rights of return, credits or discounts, rebates, price protection or other similar privileges, and typically paid on or shortly after the transaction is completed. Upon the purchase of an investment product, the Company earns a commission from customers, calculated as a fixed percentage of the investment products acquired by its customers. The Company defines the “purchase of an investment product” for its revenue recognition purpose as the time when the customers referred by the Company has entered into a subscription contract with the relevant product provider and, if required, the customer has transferred a deposit to an escrow account designated by the Company to complete the purchase of the investment products. After the contract is established, there are no significant judgments made when determining the one-time commission price. Therefore, commissions are recorded at point in time when the investment product is purchased.

The Company also facilitates the arrangement between insurance providers and individuals or businesses by providing insurance placement services to the insureds, and is compensated in the form of one-time commissions from the respective insurance providers. The Company primarily facilitates the placement of life, general and MPF insurance products. The Company determines that insurance providers are the customers.

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

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The following table presents the revenue streams by segments, with the presentation revenue categories presented on the statements of operation for the periods indicated:

	For the three months ended June 30, 2023
	Distribution Business	Platform Business
	Insurance brokerage service	Asset management service	Money lending service	Real estate agency service	Total
Interest income:
Loans	$-	$-	$38,175	$-	$38,175

Non-interest income:
Commissions	16,005,608	277,960	-	39,488	16,323,056
Recurring service fees	-	1,009,702	-	-	1,009,702

	$16,005,608	$1,287,662	$38,175	$39,488	$17,370,933

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

	For the three months ended June 30, 2022
	Distribution Business	Platform Business
	Insurance brokerage service	Asset management service	Money lending service	Real estate agency service	Total
Interest income:
Loans	$-	$-	$37,871	$-	$37,871

Non-interest income:
Commissions	2,373,898	518,277	-	44,905	2,937,080
Recurring service fees	-	1,114,721	-	-	1,114,721

	$2,373,898	$1,632,998	$37,871	$44,905	$4,089,672

	For the six months ended June 30, 2023
	Distribution Business	Platform Business
	Insurance brokerage service	Asset management service	Money lending service	Real estate agency service	Total
Interest income:
Loans	$-	$-	$76,333	$-	$76,333

Non-interest income:
Commissions	25,693,427	601,722	-	43,534	26,338,683
Recurring service fees	-	2,029,597	-	-	2,029,597

	$25,693,427	$2,631,319	$76,333	$43,534	$28,444,613

	For the six months ended June 30, 2022
	Distribution Business	Platform Business
	Insurance brokerage service	Asset management service	Money lending service	Real estate agency service	Total
Interest income:
Loans	$-	$-	$99,194	$-	$99,194

Non-interest income:
Commissions	2,553,829	1,094,812	-	115,516	3,764,157
Recurring service fees	-	2,302,644	-	-	2,302,644

	$2,553,829	$3,397,456	$99,194	$115,516	$6,165,995

●	Rental income

Rental income represents monthly rental received from the Company’s tenants. The Company recognizes rental income on a straight-line basis over the lease term in accordance with the lease agreement.

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

●	Comprehensive Loss

ASC Topic 220, Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income (loss), as presented in the accompanying statement of shareholder’s equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive loss is not included in the computation of income tax expense or benefit.

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

For the three and six months ended June 30, 2023 and 2022, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2023 and December 31, 2022, the Company did not have any significant unrecognized uncertain tax positions.

The Company is subject to tax in local and foreign jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by the relevant tax authorities.

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

- Providing supporting tools for commission calculations, customer engagement, sales team management, customer conversion, etc.

- Providing training resources and materials.

- Facilitating the placement of investment products for the fund and/or product provider, in exchange for the fund management services.

	- Money Lending Service	- Providing the lending services whereby the Company makes secured and/or unsecured loans to creditworthy customers.

	- Real Estate Agency Service	- Solicitation of real estate sales for the developers, in exchange for commissions.

Fintech Business	Investment Holding	Managing an ensemble of fintech investments.

Healthcare Business	Investment Holding	Managing an ensemble of healthcare-related investments.

All of the Company’s revenues were generated in Hong Kong.

●	Leases

The Company follows ASC Topic 842, Leases (“ASC Topic 842”), utilizing the modified retrospective transition method with no adjustments to comparative periods presented. On February 25, 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (ASC Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. ASC Topic 842 requires that lessees recognize right-of-use asset and lease liabilities calculated based on the present value of lease payments for all lease agreements with terms that are greater than twelve months. It requires for leases longer than one year, a lessee to recognize in the statement of financial condition a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments. ASC Topic 842 distinguishes leases as either a finance lease or an operating lease that affects how the leases are measured and presented in the statement of operations and statement of cash flows. ASC Topic 842 supersedes nearly all existing lease accounting guidance under GAAP issued by the Financial Accounting Standards Board (“FASB”) including ASC Topic 840, Leases.

When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option, if any. As the Company’s leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company has elected to adopt the following lease policies in conjunction with the adoption of ASU 2016-02: (i) for leases that have lease terms of 12 months or less and does not include a purchase option that is reasonably certain to exercise, the Company elected not to apply ASC 842 recognition requirements; and (ii) the Company elected to apply the package of practical expedients for existing arrangements entered into prior to January 1, 2021 to not reassess (a) whether an arrangement is or contains a lease, (b) the lease classification applied to existing leases, and (c) initial direct costs.

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

The accounting update also requires that for finance leases, a lessee recognize interest expense on the lease liability, separately from the amortization of the right-of-use asset in the statements of earnings, while for operating leases, such amounts should be recognized as a combined expense. In addition, this accounting update requires expanded disclosures about the nature and terms of lease agreements.

●	Related Parties

The Company follows the ASC Topic 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include: a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825-10-15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

The Company follows the guidance of the ASC Topic 820-10, Fair Value Measurements and Disclosures ("ASC Topic 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC Topic 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

●	Level 2 : Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

●	Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

The carrying value of the Company’s financial instruments: cash and cash equivalents, restricted cash, accounts receivable, deposits, prepayments, and others receivable, amounts due to the holding company, accounts payable and accrued liabilities, escrow liabilities and borrowings approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of loans receivable and notes receivable approximate the carrying amount. They are accounted at amortized cost, subject to impairment testing.

The following table presents information about the Company’s assets that were measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable equity securities	$524	$524	$-	$-
Non-marketable equity securities	$33,946,542	$-	$-	$33,946,542

Liabilities:
Warrant liabilities	$2,173	$-	$-	$2,173

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable equity securities	$2,443,593	$2,443,593	$-	$-
Non-marketable equity securities	$34,589,767	$-	$-	$34,589,767

Liabilities:
Forward share purchase liability	$13,491,606	$-	$-	$13,491,606
Warrant liabilities	$4,548	$-	$-	$4,548

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

●	Recently Issued Accounting Pronouncements

There were no new standards or updates during the six months ended June 30, 2023 that had a material impact on the unaudited condensed consolidated financial statements.

NOTE 3 — LIQUIDITY AND GOING CONCERN

The accompanying unaudited condensed consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the six months ended June 30, 2023, the Company reported $22,657,899 net loss and $19,265,823 net cash outflows from operating activities. As of June 30, 2023, the Company had an accumulated deficit of $62,053,032 and cash and cash equivalents of $3,783,780.

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

Without realization of additional capital, there is substantial doubt about the Company can continue as a going concern until such time, as the Company is able to secure adequate financial resources and capital that provides the required capital to continue to settle its debts as they fall due and sustain the operation through the next 12 months from the date that these unaudited condensed consolidated financial statements were made available to issue.

NOTE 4 — RESTRICTED CASH

Pursuant to the Meteora Backstop Agreement dated November 9, 2022, the fund held in the escrow account for the forward share purchase is restricted to the Company for the nine months following the consummation of the Business Combination in November 2022, unless the investors sell the shares in the market or redeems the shares. Notwithstanding the sale of shares by the investors, the restricted cash will be used to settle any of the Company’s repurchase obligations.

During the six months ended June 30, 2023, the investors sold 1,191,016 shares in the open market at a price ranging from $1.51 to $1.61 per share.

On June 29, 2023, the Company and the investors entered into an agreement to early terminate the Meteora Backstop Agreement.

Pursuant to the early termination clauses of Meteora Backstop Agreement, the Company released $14.0 million from restricted cash to settle the obligation to investors and retained $1.7 million which is reflected in the cash and cash equivalents on the unaudited condensed consolidated balance sheets.

Pursuant to the termination agreement, the Company is not obligated to purchase the remaining 124,949 shares (the “Shares”) from the investors and the investors shall have no obligation to sell the Shares to the Company. In addition, the investors may dispose the Shares at its discretion in the open market at a sales price not less than $2 per share within the first three months following the date of the termination agreement and there is no condition or restrictions on the sales price thereafter. As a result, the Company released the remaining $1.5 million from restricted cash to settle the obligation to investors.

With the early termination and sale of shares by investors, the forward share purchase liability (“FSP liability”) was fully settled as of June 30, 2023 and a loss on settlement of $378,895 was recorded in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023.

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

NOTE 5 － ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	As of
	June 30, 2023	December 31, 2022
Accounts receivable	$3,592,789	$2,916,609
Accounts receivable – related parties	601,576	272,546
Less: allowance for estimated credit losses	(162,009)	(94,447)
Accounts receivable, net	$4,032,356	$3,094,708

The accounts receivable due from related parties represented the management service rendered to the portfolio assets of a related companies, which are controlled by the holding company, for a compensation of asset management service fee income at the predetermined rate based on the respective portfolio of asset values invested by the final customers. The amount is unsecured, interest-free and with a credit term mutually agreed.

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

For the three and six months ended June 30, 2023, the Company has assessed the probable loss and made an allowance for estimated credit losses of $67,949 and $67,949 on accounts receivable, respectively.

For the three and six months ended June 30, 2022, there was no estimated credit losses to accounts receivable.

NOTE 6 － LOANS RECEIVABLE, NET

The Company’s loans receivable, net was as follows:

	As of
	June 30, 2023	December 31, 2022

Mortgage loans (residential)	$1,576,013	$1,589,871

Reclassifying as:
Current portion	$516,237	$517,479
Non-current portion	1,059,776	1,072,392
Loans receivable, net	$1,576,013	$1,589,871

The interest rates on loans issued ranged between 9.00% and 10.50% per annum for the six months ended June 30, 2023 and 2022. Mortgage loans are secured by collateral in the pledge of the underlying real estate properties owned by the borrowers.

Mortgage loans are made to either business or individual customers in Hong Kong for a period of 1 to 25 years, which are fully collateralized and closely monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of June 30, 2023 and December 31, 2022.

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

For the three and six months ended June 30, 2023 and 2022, the Company has evaluated the probable losses on the loans receivable and no estimated credit losses is determined.

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

NOTE 7 － ASSET HELD FOR SALE

On June 28, 2023, the Company entered into a provisional purchase and sale agreement with an independent third party to sell one of its office premises at a consideration of $6.15 million. The Company received a deposit of $0.3 million and the transaction is expected to be completed in October 2023. As of June 30, 2023, the carrying amount of the asset held for sale was $5.46 million which reclassified from the property and equipment, net.

NOTE 8 － NOTES RECEIVABLE, NET

On February 24, 2023, the Company entered into a Subscription Agreement and a Convertible Loan Note Instrument (the “Note”) (collectively the “Agreements”) with Investment A. Pursuant to the Agreements, the Company agrees to subscribe an aggregate amount of $1,673,525 notes, in batches, which are payable on or before January 31, 2024 and bears a fixed interest rate of 8% per annum. The maturity of the notes receivable is on April 30, 2024.

As of June 30, 2023, the carrying amount of the notes receivable was $601,490, including an interest receivable of $11,778.

In accordance with ASC Topic 326, the Company accounts for its allowance for credit losses on notes receivable using the CECL model. Periodic changes to the allowance for credit losses are recognized in the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2023, the Company has evaluated the probable losses on the notes receivable and no estimated credit losses is determined.

NOTE 9 － LONG-TERM INVESTMENTS, NET

Long-term investments consisted of the following:

	As of
	Ownership interest	June 30, 2023	Ownership interest	December 31, 2022

Marketable equity securities
Investment C	0.00%*	$524	0.46%	$2,443,593

Non-marketable equity securities:
Investment A	8.37%	5,740,036	8.37%	5,717,678
Investment B	3.63%	511,003	3.63%	513,000
Investment D	4.49%	16,784,183	4.92%	16,030,943
Investment E	4.00%	520,523	4.00%	522,557
Investment F	4.00%	10,390,797	4.00%	11,805,589
Total		33,946,542		34,589,767
Net carrying value		$33,947,066		$37,033,360

*	Less than 0.001%

Investments in Marketable Equity Securities

Investments in marketable securities are accounted for at its current market value with the changes in fair value recognized in statements of operations. Investment C was listed and publicly traded on Nasdaq Stock Exchange.

During the six months ended June 30, 2023, the Company sold 993,108 shares of Investment C at the average market price of $4.01 per share, resulting with a realized gain of $1,541,736.

As of June 30, 2023 and December 31, 2022, Investment C was recorded at fair value of $524 and $2,443,593, which were traded at a closing price of $8.06 and $2.46 per share, respectively.

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

Management assesses each of these investments on an individual basis, subject to a periodic impairment review and considers qualitative and quantitative factors including the investee’s financial condition, the business outlook for its products and technology, its projected results and cash flow, financing transactions subsequent to the acquisition of the investment, the likelihood of obtaining subsequent rounds of financing and cash usage. The Company is not required to determine the fair value of these investments unless impairment indicators existed. When an impairment exists, the investment will be written down to its fair value by recording the corresponding charge as a component of other income (expense), net. Fair value is estimated using the best information available, which may include cash flow projections or other available market data.

The following table presents the changes in fair value of non-market equity securities which are measured using Level 3 inputs as of June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023	December 31, 2022
Balance at beginning of period/year	$34,589,767	$25,496,534
Additions	-	16,228,690
Adjustments:
Downward adjustments	(1,427,904)	(6,898,549)
Upward adjustments	-	2,137,021
Foreign exchange adjustment	784,679	(2,373,929)
Balance at end of period/year	$33,946,542	$34,589,767

Cumulative unrealized gains and losses, included in the carrying value of the Company’s non-marketable equity securities:

	As of
	June 30, 2023	December 31, 2022

Downward adjustments (including impairment)	$(28,682,504)	$(27,254,600)
Upward adjustments	$6,209,357	$6,209,357

Investment income (loss) is recorded as other income (expense) and consisted of the following:

	For the three months ended June 30,
	2023	2022
Marketable equity securities:
Unrealized loss from the changes in fair value – Investment C	$(168)	$(5,683,988)
Realized gain from sale of Investment C	-	-

Non-marketable equity securities:
Unrealized loss (including impairment) – Investment F	(1,000,119)	-
Dividend income	558,719	-
Investment loss, net	$(441,568)	$(5,683,988)

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

	For the six months ended June 30,
	2023	2022
Marketable equity securities:
Unrealized gain (loss) from the changes in fair value – Investment C	$98	$(3,535,053)
Realized gain from sale of Investment C	1,541,736	-

Non-marketable equity securities:
Unrealized loss (including impairment) – Investment F	(1,427,771)	-
Dividend income	1,167,433	-
Investment income (loss), net	$1,281,496	$(3,535,053)

NOTE 10 － PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	As of
	June 30, 2023	December 31, 2022
At cost:
Land and building	$1,878,538	$7,881,202
Furniture, fixtures and equipment	13,360	13,412
Computer equipment	241,842	164,536
Motor vehicles	108,570	108,994
	2,242,310	8,168,144
Less: accumulated depreciation	(508,846)	(808,728)
Property and equipment, net	$1,733,464	$7,359,416

Depreciation expenses for the three months ended June 30, 2023 and 2022 were $114,322 and $95,673, respectively.

Depreciation expenses for the six months ended June 30, 2023 and 2022 were $215,494 and $192,352, respectively.

As of June 30, 2023, the carrying amount of an office premises of $5.46 million was reclassified to asset held for sale as the Company entered a provisional purchase and sale agreement with an independent third party to sale the office premises in October 2023 (see Note 7).

NOTE 11 － BORROWINGS

	As of
	June 30, 2023	December 31, 2022

Mortgage borrowings	$6,255,238	$4,477,254

In September 2022, the Company obtained a mortgage loan from a finance company in Hong Kong, which bears interest at a fixed rate of 10.85% per annum, is repayable in September 2023.

In February 2023, the Company obtained another mortgage loan from another finance company in Hong Kong, which bears an average interest rate at 13.75% per annum, is repayable in February 2024.

As of June 30, 2023, the mortgage loans are secured by the office premises of the Company, located in Hong Kong, with the aggregate carrying amount of $7.0 million (December 31, 2022: $5.7 million), of which $5.5 million (December 31, 2022: nil) is asset held for sale.

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

NOTE 12 － FORWARD SHARE PURCHASE LIABILITY

For the three and six months ended June 30, 2023, subject to the sale of shares by investors and early termination of the Meteora Backshop Agreement, the forward share purchase liability (“FSP liability”) was fully settled and a loss on settlement of $378,895 was recorded in the unaudited condensed consolidated statements of operations and comprehensive loss.

The FSP liability under the Meteora Backstop Agreement is valued by an independent valuer using a Black-Scholes model, which is considered to be Level 3 fair value measurement. The following table present the quantitative information regarding Level 3 fair value measurement of the FSP liability:

Input	December 31, 2022
Share price	$1.54
Risk-free interest rate	4.16%
Volatility	52.19%
Exercise price	$12.34
Term	0.61 years

For the three and six months ended June 30, 2023, the change in fair value of FSP liability was $0 and $82,182, respectively.

NOTE 13 － LEASES

Operating lease right-of-use (“ROU”) asset and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Generally, the implicit rate of interest (“discount rate”) in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

During the six months ended June 30, 2023, the Company has entered into a commercial operating lease with an independent third party for the use of an office in Hong Kong. The lease has an original term exceeding 1 year, but not more than 3 years with an option to renew a further term of 3 years. The operating lease is included in “Right-of-use asset” on the unaudited condensed consolidated balance sheet and represents the Company’s right to use the underlying asset during the lease term. The Company’s obligation to make lease payments are included in “Lease liabilities” on the unaudited condensed consolidated balance sheet.

Supplemental balance sheet information related to the operating lease was as follows:

June 30, 2023
Operating lease:
Right-of-use asset, net	$12,361,125

Lease liabilities:
Current lease liabilities	1,186,200
Non-current lease liabilities	11,227,185
Total lease liabilities	$12,413,385

Operating lease expense for the three and six months ended June 30, 2023 was $213,550 and $213,550, respectively. There was no operating lease for the three and six months ended June 30, 2022.

Other supplemental information about the Company’s operating lease as of June 30, 2023 are as follow:

Weighted average discount rate	6.58%
Weighted average remaining lease term (years)	5.92

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

Maturities of operating lease liabilities as of June 30, 2023 were as follows:

For the period ending June 30,	Operating lease
2024	$1,934,715
2025	1,934,715
2026	2,039,234
2027	3,188,945
2028	3,188,945
Thereafter	2,923,199
Total future minimum lease payments	15,209,753
Less: imputed interest	(2,796,368)
Present value of operating lease liabilities	$12,413,385

NOTE 14 － WARRANT LIABILITIES

The private warrants are accounted for as liabilities in accordance with ASC 480 and are presented as liabilities on the unaudited condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, there were 225,000 private warrants outstanding.

The fair value of the private warrants are valued by an independent valuer using a Binominal pricing model. The warrants were classified as Level 3 due to the use of unobservable inputs.

The key inputs into the Binominal pricing model were as follows at their measurement dates:

Input	June 30, 2023	December 31, 2022
Share price	$1.44	$1.54
Risk-free interest rate	4.51%	4.16%
Volatility	51.83%	52.19%
Exercise price	$11.50	$11.50
Term	4.4 years	4.9 years

As of June 30, 2023 and December 31, 2022, the aggregate value of the private warrants was $2,173 and $4,548, respectively. The changes in fair value for the three and six months ended June 30, 2023 was $1,695 and $2,375, respectively.

NOTE 15 － SHAREHOLDERS’ EQUITY

Ordinary shares

As of June 30, 2023 and December 31, 2022, the Company has authorized share of 200,000,000 ordinary shares with a par value $0.001.

On March 21, 2023, the Company issued 2,173,913 ordinary shares to Apex Twinkle Limited to partially settle the finder fee payable.

On May 22, 2023, the Company issued 946,100 ordinary shares to the directors and officers of the Company under the Share Award Scheme (the “Scheme”) for compensating the contributions of prior services and performance. The shares were approved and granted previously in December 2022.

On June 6, 2023, the holdback shares of 1,665,000 ordinary shares were fully released and issued.

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

During the six months ended June 30, 2023, pursuant to the Scheme, the Company issued in aggregate of 4,300,000 ordinary shares to certain consultants to compensate the services rendered.

As of June 30, 2023 and December 31, 2022, there were 67,461,998 and 58,376,985 ordinary shares issued and outstanding, respectively.

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

The private warrants are accounted as liabilities, remeasured to fair value on a recurring basis, with changes in fair value recorded to the unaudited condensed consolidated statements of operations (see Note 14).

As of June 30, 2023 and December 31, 2022, there were 4,600,000 public warrants and 225,000 private warrants outstanding.

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

Share Award Scheme

On February 24, 2023, pursuant to the Scheme, the Company registered 11,675,397 ordinary shares to be issued. As of June 30, 2023, the Company issued 5,246,100 ordinary shares under the Scheme.

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

During the three and six months ended June 30, 2023, the Company recorded $4,604,320 and $8,510,920 share-based compensation expense, respectively which is included in the operating expenses in the unaudited condensed consolidated statements of operations.

As of June 30, 2023, total unrecognized compensation remaining to be recognized in future periods for RSUs totaled $8.5 million. They are expected to be recognized over the weighted average period of 2.2 years.

A summary of the activities for the Company’s RSUs for the three and six months ended June 30, 2023 is as follow:

	As of
	June 30, 2023		December 31, 2022
	Number of RSUs	Weighted Average Grant Price	Number of RSUs	Weighted Average Grant Price

Outstanding, beginning of period/year	5,000,000	$2.47	-	$-
Granted	-	$-	5,000,000	$2.47
Outstanding, end of period/year	5,000,000	$2.47	5,000,000	$2.47

Forgiveness of Amounts Due to the Holding Company

During the three and six months ended June 30, 2023, TAG agreed to forgive the Company $5.6 million and $8.6 million, in aggregate, respectively representing certain amount due to it and treat as additional paid-in capital.

NOTE 16 － OPERATING COST AND EXPENSES

Commission Expense

Pursuant to the terms of respective contracts, commission expense represents certain premiums from insurance or investment products paid to agents. Commission rates vary by market due to local practice, competition, and regulations. The Company charged commission expense on a systematic basis that is consistent with the revenue recognition.

During the three months ended June 30, 2023 and 2022, the Company recorded $11,984,437 and $2,480,271 commission expenses, respectively.

During the six months ended June 30, 2023 and 2022, the Company recorded $19,279,929 and $3,181,313 commission expenses, respectively.

Personnel and Benefit Expense

Personnel and benefit expense mainly consisted of salaries and bonus paid and payable to the employees of the Company. During the six months ended June 30, 2023, the Company reversed the annual bonus of $3.8 million that was already accrued for the year ended December 31, 2022.

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

During the three months ended June 30, 2023 and 2022, the Company recorded $5,302,270 and $3,404,039 personnel and benefit expense, respectively.

During the six months ended June 30, 2023 and 2022, the Company recorded $14,907,460 and $5,409,018 personnel and benefit expense, respectively.

Other General and Administrative Expenses

The Company incurred different types of expenditures under other general and administrative expenses. They primarily consist of depreciation of property and equipment, legal and professional fees and management fee expenses which are allocated for certain corporate office expenses.

During the three months ended June 30, 2023 and 2022, the Company recorded $8,655,884 and $1,173,217 other general and administrative expenses, respectively.

During the six months ended June 30, 2023 and 2022, the Company recorded $14,511,705 and $2,081,618 other general and administrative expenses, respectively.

NOTE 17 － INCOME TAXES

The provision for income taxes consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Current tax (including over provision of income tax)	$26,368	$40,431	$(280)	$105,354
Deferred tax	-	(354,574)	-	-
Income tax expense (benefit)	$26,368	$(314,143)	$(280)	$105,354

The Company’s subsidiaries mainly operate in Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

British Virgin Islands

The Company is incorporated in the British Virgin Islands and is not subject to taxation. In addition, upon payments of dividends by these entities to their shareholder, no British Virgin Islands withholding tax will be imposed.

Hong Kong

The Company’s subsidiaries operating in Hong Kong is subject to the Hong Kong Profits Tax at the income tax rates ranging from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year. During the six months ended June 30, 2023, income tax benefit is primarily attributable to the over provision of income taxes for prior year of $40,151.

The following table sets forth the significant components of the deferred tax liabilities and assets of the Company as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Deferred tax liabilities:
- Accelerated depreciation	$45,680	$45,858
	45,680	45,858

Deferred tax assets, net:
Net operating loss carryforwards	7,747,627	5,461,370
Less: valuation allowance	(7,747,627)	(5,461,370)
	-	-

Deferred tax liabilities, net	$45,680	$45,858

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

As of June 30, 2023 and December 31, 2022, the operations incurred $47.0 million and $33.1 million, respectively of cumulative net operating losses which can be carried forward to offset future taxable income. Net operating loss can be carried forward indefinitely but cannot be carried back to prior years. There are no group relief provisions for losses or transfers of assets under Hong Kong tax regime. Each company within a corporate group is taxed as a separate entity. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes that it is more likely than not that these assets will not be realized in the future. The valuation allowance is reviewed annually.

Uncertain tax positions

The Company evaluates the uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of June 30, 2023 and December 31, 2022, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties related to potential underpaid income tax expenses for the six months ended June 30, 2023 and 2022 and also did not anticipate any significant increases or decreases in unrecognized tax benefits in the next 12 months from June 30, 2023.

NOTE 18 － SEGMENT INFORMATION

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments.

Currently, the Company has four business segments comprised of the following products and services:

Segments	Scope of Business Activities
Distribution Business	- Facilitating the placement of insurance to our customers, through licensed brokers, in exchange for initial and ongoing commissions received from insurance companies.

Platform Business

- Providing access to financial products and services to licensed brokers.

- Providing operational support for the submission and processing of product applications.

- Providing supporting tools for commission calculations, customer engagement, sales team management, customer conversion, etc.

- Providing training resources and materials.

- Facilitating the placement of investment products for the fund and/or product provider, in exchange for the fund management services.

- Providing the lending services whereby the Company makes secured and/or unsecured loans to creditworthy customers.

- Solicitation of real estate sales for the developers, in exchange for commissions.

Fintech Business	Managing an ensemble of fintech investments.

Healthcare Business	Managing an ensemble of healthcare-related investments.

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

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

The following tables present the summary information by segment for the three and six months ended June 30, 2023 and 2022:

	For the three months ended June 30, 2023
	Distribution Business	Platform Business	Fintech Business	Healthcare Business	Total

Revenue
- Interest income	$-	$38,175	$-	$-	$38,175
- Non-interest income	16,005,608	1,327,150	-	-	17,332,758
Total revenue	16,005,608	1,365,325	-	-	17,370,933

Commission expense	11,628,412	356,025	-	-	11,984,437
Depreciation on property and equipment	261	105,892	8,169	-	114,322
Income (loss) from operations	2,734,753	6,785,460	(19,913,347)	-	(10,393,134)
Investment loss, net	-	-	(441,568)	-	(441,568)
Total assets	$18,065,731	$42,202,217	$34,513,786	$520,523	$95,302,257

	For the three months ended June 30, 2022
	Distribution Business	Platform Business	Fintech Business	Healthcare Business	Total

Revenue, net
- Interest income	$-	$37,871	$-	$-	$37,871
- Non-interest income	2,373,898	1,677,903	1,188	-	4,052,989
Less: inter-segment	-	-	(1,188)	-	(1,188)
Total revenue, net	2,373,898	1,715,774	-	-	4,089,672

Commission expense	1,906,944	573,327	-	-	2,480,271
Depreciation on property and equipment	239	95,342	92	-	95,673
Income (loss) from operations	(1,321,333)	(2,591,456)	404,403	-	(3,508,386)
Investment loss, net	-	-	(5,683,988)	-	(5,683,988)
Total assets	$4,427,863	$52,241,241	$37,746,196	$522,557	$94,937,857

	For the six months ended June 30, 2023
	Distribution Business	Platform Business	Fintech Business	Healthcare Business	Total

Revenue
- Interest income	$-	$76,333	$-	$-	$76,333
- Non-interest income	25,693,427	2,674,853	-	-	28,368,280
Total revenue	25,693,427	2,751,186	-	-	28,444,613

Commission expense	18,540,477	739,452	-	-	19,279,929
Depreciation on property and equipment	522	201,514	13,458	-	215,494
Income (loss) from operations	3,187,190	(4,401,856)	(23,762,276)	-	(24,976,942)
Investment income, net	-	-	1,281,496	-	1,281,496
Total assets	$18,065,731	$42,202,217	$34,513,786	$520,523	$95,302,257

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

	For the six months ended June 30, 2022
	Distribution Business	Platform Business	Fintech Business	Healthcare Business	Total

Revenue, net
- Interest income	$-	$99,194	$-	$-	$99,194
- Non-interest income	2,553,829	3,512,972	2,767	-	6,069,568
Less: inter-segment	-	-	(2,767)	-	(2,767)
Total revenue, net	2,553,829	3,612,166	-	-	6,165,995

Commission expense	1,975,138	1,206,175	-	-	3,181,313
Depreciation on property and equipment	372	191,285	695	-	192,352
Loss from operations	(2,768,395)	(2,045,873)	(606,435)	-	(5,420,703)
Investment loss, net	-	-	(3,535,053)	-	(3,535,053)
Total assets	$4,427,863	$52,241,241	$37,746,196	$522,557	$94,937,857

All of the Company’s customers and operations are based in Hong Kong.

NOTE 19 － RELATED PARTY BALANCES AND TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by the holding company. Amounts represent advances or amounts paid in satisfaction of liabilities.

Related party balances consisted of the following:

		As of
		June 30, 2023	December 31, 2022

Accounts receivable	(a)	$601,576	$272,546
Amounts due to the holding company	(b)	$4,539,168	$6,289,743

(a)	Accounts receivable due from related parties represented the management service rendered to two individual close-ended investment private funds registered in the Cayman Islands, which is controlled by the holding company.

(b)	Amounts due to the holding company are those nontrade payables arising from transactions between the Company and the holding company, such as advances made by the holding company on behalf of the Company, advances made by the Company on behalf of the holding company, and allocated shared expenses paid by the holding company.

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

In the ordinary course of business, during the three and six months ended June 30, 2023 and 2022, the Company involved with transactions, either at cost or current market prices and on the normal commercial terms among related parties. The following table provides the transactions with these parties for the periods as presented (for the portion of such period that they were considered related):

		Three months ended June 30,		Six months ended June 30,
		2023	2022	2023	2022
Asset management service income	(c)	$241,688	$241,325	$480,621	$481,268
Commission expenses	(d)	—	7,183	—	56,017
Office and operating fee charge	(e)	1,742,332	499,161	3,772,045	1,004,307
General and administrative expense allocated	(f)	1,722	272,190	1,722	545,836
Purchase of investment from holding company	(g)	—	6,560,122	—	6,560,122
Purchase of office building from holding company	(h)	—	—	—	5,896,301
Payment of special dividends to holding company	(k)	$—	$—	$—	$47,000,000

(c)	Under the management agreement, the Company shall provide management service to the portfolio assets held by two individual close-ended investment private funds in the Cayman Islands, which is controlled by the holding company, for a compensation of asset management service fee income at the predetermined rate based on the respective portfolio of asset values invested by the final customers.

(d)	Commission fee on insurance brokerage and asset management referral at the predetermined rate based on the service fee.

(e)	Pursuant to the service agreement, the Company agreed to pay the office and administrative expenses to the holding company for the use of office premises, including, among other things, building management fees, government rates and rent, office rent, and lease-related interest and depreciation that were actually incurred by the holding company. Also, the holding company charged back the reimbursement of legal fee and debt collection fee in the ordinary course of business.

(f)	Certain amounts of general and administrative expenses were allocated by the holding company.

(g)	The Company purchased 4,158,963 shares of Investment A from the holding company and the transaction was completed on April 20, 2022 based on the historical cost to the holding company.

(h)	The Company purchased an office building from the holding company in January 2022, based on its historical carrying amount.

(i)	On January 18, 2022, TAG Asia Capital Holdings Limited approved to declare and distribute a special dividend of $47 million to TAG Holdings Limited, the shareholder who represented 1 ordinary share of TAG Asia Capital Holdings Limited. The dividends were paid by offsetting the receivable due from holding company and the remaining balance was paid by cash. The special dividend distribution was made due to the investment income from the sale of Nutmeg in September 2021.

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

For the three and six months ended June 30, 2023, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	Three months ended June 30, 2023		Six months ended June 30, 2023		June 30, 2023
Customer	Revenues	Percentage of revenues	Revenues	Percentage of revenues	Accounts receivable
Customer A	$3,849,161	22%	$6,566,059	23%	$-
Customer B	$3,055,295	18%	$4,425,921	16%	$139
Customer C	$1,874,473	11%	$3,105,629	11%	$-
Customer D	$2,029,613	12%	$3,051,903	11%	$49,223

For the three and six months ended June 30, 2022, there was no single customer who accounted for 10% or more of the Company’s revenues.

All of the Company’s major customers are located in Hong Kong.

(b)	Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents, restricted cash, accounts receivable, loans receivable, and notes receivable. Cash equivalents are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. The Hong Kong Deposit Protection Board pays compensation up to a limit of HK$500,000 (approximately $63,805) if the bank with which an individual/a company hold its eligible deposit fails. As of June 30, 2023, cash balance of $3.8 million and fund held in escrow of $27.5 million were maintained at financial institutions in Hong Kong, of which approximately $28.7 million was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

For accounts receivable, loans receivable, and notes receivable, the Company determines, on a continuing basis, the probable losses and sets up an allowance for doubtful accounts based on the estimated realizable value. Credit of money lending business is controlled by the application of credit approvals, limits and monitoring procedures.

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

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

The Company’s third-party customers that represent more than 10% of total combined loans receivable, and their related net loans receivable balance as a percentage of total combined loans receivable, as of June 30, 2023 and December 31, 2022 were as follows:

	As of
	June 30, 2023	December 31, 2022

Customer E	37.3%	37.4%
Customer F	31.6%	31.6%
Customer G	31.1%	31.0%

(c)	Economic and political risk

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

For the three months ended June 30, 2023 and 2022, the Company recorded the foreign exchange gain of $349,539 and exchange loss of $2,126,882, respectively, mainly attributable from the long-term investments which are mostly denominated in Sterling.

For the six months ended June 30, 2023 and 2022, the Company recorded the foreign exchange gain of $905,850 and exchange loss of $2,607,456, respectively, mainly attributable from the long-term investments which are mostly denominated in Sterling.

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

As at June 30, 2023, the Company involved with various legal proceedings:-

Action Case: HCA702/2018 On March 27, 2018, the writ of summons was issued against the Company and seven related companies of the former shareholder by the Plaintiff. This action alleged the infringement of certain registered trademarks currently registered under the Plaintiff. In February 2023, the Court granted leave for this action be set down for trial of 13 days. The trial will take place from November 25 to December 11, 2024. Legal counsel of the Company will continue to handle this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonably possible loss, if any.

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

Action Case: HCA765/2019 On April 30, 2019, the writ of summons was issued against the Company’s subsidiary, three related companies and the former directors, shareholders and financial consultant by the Plaintiff. This action alleged the deceit and misrepresentation from an inducement of the fund subscription and claimed for compensatory damage of approximately $2 million (equal to HK$17.1 million). In April 2023, the Court fixed a case management conference with 30 minutes reserved. The conference will be held on November 2, 2023. Legal counsel of the Company will continue to handle this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonably possible loss, if any.

Action Case: HCA2097 and 2098/2020 On December 15, 2020, the writs of summons were issued against the Company and the former consultant by the Plaintiff. This action alleged the misrepresentation and conspiracy causing the loss from the investment in corporate bond and claimed for compensatory damage of approximately $1.67 million (equal to HK$13 million). The Company previously made $0.84 million as contingency loss during the year ended December 31, 2021. In March 2022, parties participated in a mediation but no settlement reached. A case management summons will be held on February 5, 2024. Legal counsel of the Company will continue to handle this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonably possible loss, if any.

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

Notes Receivable Agreement — Pursuant to the Agreements, subject to demand, the Company is committed to subscribe the notes of Investment A with an aggregate amount of $1,673,525, in batches, which are payable on or before January 31, 2024. As of June 30, 2023, the remaining committed subscription amount was $1,084,439.

Capital Contribution in Investment F — As of June 30, 2023, the remaining committed capital amount in Investment F was $331,432.

Share-based Compensation — Pursuant to the Scheme, the Company is committed to issue 2,000,000 ordinary shares to a consultant to compensate the services rendered subsequently.

NOTE 22 － SUBSEQUENT EVENTS

On July 20, 2023, the Company entered into a purchase and sale agreement with an independent third party to sell one of its office premises for a consideration of $6.15 million. The transaction is expected to be completed in October 2023. As of June 30, 2023, the Company has accounted for the relevant office premises as asset held for sale in the unaudited condensed consolidated balance sheets. For the related disclosure, please refer to Note 7 of these financial statements.

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2023, up to August 11, 2023 that the unaudited condensed consolidated financial statements were available to be issued.

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

Our largest distribution channel is the FA Business, operating under the brand name Focus. With its large salesforce of financial advisors, “Focus” provides a wide range of financial products and independent advisory services to individual and corporate customers, primarily in connection with life insurance products. Our FA Business has been the clear market leader in the insurance brokerage industry in Hong Kong for decades, building up a large and highly productive salesforce. As of June 30, 2023, there were around 1,354 financial advisors at “Focus”, organized into 29 sales teams. Each team is led by a “tree head”, responsible for managing the financial advisors within their teams.

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

For the three and six months ended June 30, 2023, the Company made $16.0 million and $25.7 million, respectively from commission in the Distribution Business. The revenue attributed to the Company during the first quarter of 2023 only captured an insignificant portion of the revenues actually generated by the financial advisors currently associated with Focus.

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

Core Fintech investments held under the Fintech Business as of June 30, 2023 include:

1.	An investment in Tandem Money Limited, a UK digital bank.

2.	An investment in CurrencyFair Limited, a B2B and B2C payments company.

3.	An investment in Oscar Health Inc., a US direct-to-consumer digital health insurer.

4.	An investment in Goxip Inc., a fashion media platform based in Hong Kong.

5.	An investment in LC Healthcare Fund I, L.P., a PRC healthcare and healthtech investment fund.

	Carrying amount in US$ thousands (1)
	June 30, 2023	December 31, 2022
Tandem Money Limited	16,784	16,031
CurrencyFair Limited	5,740	5,718
Oscar Health Inc.(2)	-	2,443
Goxip Inc.	511	513
LC Healthcare Fund I, L.P.	10,391	11,805

Notes:

(1)	Carrying amount represents Fintech’s attributable interest in the investment portfolio asset.

(2)	During the six months ended June 30, 2023, the Company partially sold 993,108 shares of Oscar Health Inc. on Nasdaq Stock Exchange with an average current market price of $4.01 per share, resulting with a realized gain of $1.5 million.

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

Results of Operations

Three months ended June 30, 2023 vs. three months ended June 30, 2022

	Three months ended June 30,
	2023	2022	Variance
	(US$ in thousands)		$	%
Revenues:
Interest income:
Loans	$38	$38	—	—
Total interest income	38	38	—	—
Non-interest income:
Commissions	16,323	2,937	13,386	455.77
Recurring service fees	768	873	(105)	(12.03)
Total non-interest income	17,091	3,810	13,281	348.58
Total revenues from others	17,129	3,848	13,281	345.14
Non-interest income:
Recurring service fees	242	241	1	0.41
Total revenues from related parties	242	241	1	0.41
Total revenues	17,371	4,089	13,282	324.82
Operating cost and expenses:
Interest expense	(248)	—	248	N/A
Commission expense	(11,984)	(2,480)	9,504	383.23
Sales and marketing expense	(515)	(391)	124	31.71
Technology expense	(1,059)	(149)	910	610.74
Personnel and benefit expense	(5,302)	(3,404)	1,898	55.76
Other general and administrative expenses	(8,656)	(1,173)	7,483	637.94
Total operating cost and expenses	(27,764)	(7,597)	20,167	265.46
Loss from operations	(10,393)	(3,508)	6,885	196.27
Other income (expense):
Other interest income	197	9	188	2,088.89
Foreign exchange gain (loss), net	349	(2,127)	2,476	116.41
Investment loss, net	(441)	(5,684)	(5,243)	(92.24)
Change in fair value of warrant liabilities	2	—	2	N/A
Loss on settlement of forward share purchase agreement	(379)	—	379	N/A
Rental income	79	79	—	—
Sundry income	27	26	(1)	(3.85)
Total other expense, net	(166)	(7,697)	(7,531)	(97.84)
Loss before income taxes	(10,559)	(11,205)	(646)	(5.77)
Income tax (expense) benefit	(26)	314	340	108.28
NET LOSS	$(10,585)	$(10,891)	(306)	(2.81)

Revenue

The following table summarizes the major operating revenues for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023	2022	Variance
	(US$ in thousands)		$	%
Business segment
Distribution Business	$16,006	$2,374	13,632	574.22
Platform Business	1,365	1,715	(350)	(20.41)
Fintech Business	—	—	—	—
Healthcare Business	—	—	—	—
TOTAL	$17,371	$4,089	13,282	324.82

Distribution Business

The Distribution Business contributed 92.14% and 58.06% of the total revenue for the three months ended June 30, 2023 and 2022, respectively. Income from the Distribution Business mainly related to commissions earned, which significantly increased by US$13.6 million, or 574.22%, from US$2.4 million in 2022 to US$16.0 million in 2023. The largest segment of the Distribution Business is our FA Business, operated under the “Focus” brand name. Commissions generated by the financial advisors currently associated with Focus, along with associated potential platform commissions and fees, were attributable to the Legacy Group and as such not reflected in the results for the Distribution Business for 2022.

Summarized revenue breakdown by product and type of contracts:

	Three months ended June 30,
	2023	2022	Variance
	(US$ in thousands)		$	%
By product:
Life insurance	$15,214	$2,353	12,861	546.58
Property-casualty insurance	552	47	505	1,074.47
Mandatory provident fund and related revenues	240	(26)	266	1,023.08
	16,006	2,374	13,632	574.22

By the type of contracts:
- New and or current year	15,930	2,230	13,700	614.35
- Recurring	76	144	(68)	(47.22)
TOTAL	$16,006	$2,374	13,632	574.22

Platform Business

The Platform Business contributed 7.86% and 41.94% of the total revenue for the three months ended June 30, 2023 and 2022, respectively.

	Three months ended June 30,
	2023	2022	Variance
	(US$ in thousands)		$	%
Commission	$317	$563	(246)	(43.69)
Recurring service fees	1,010	1,114	(104)	(9.34)
Loans	38	38	—	—
TOTAL	$1,365	$1,715	(350)	(20.41)

Operating Expenses

Commission Expense

	Three months ended June 30,
	2023	2022	Variance
	(US$ in thousands)		$	%
Business segment
Distribution Business	$11,628	$1,907	9,721	509.75
Platform Business	356	573	(217)	(37.87)
Fintech Business	—	—	—	—
Healthcare Business	—	—	—	—
TOTAL	$11,984	$2,480	9,504	383.23

The Distribution Business contributed 97.03% and 76.90% of the total commission expense for the three months ended June 30, 2023 and 2022, respectively. Commission expense for the Distribution Business increased by US$9.7 million, or 509.75%, from US$1.9 million in 2022 to US$11.6 million in 2023. As a result of the increase in revenue associated with the Distribution Business, commission expense significantly increased.

Sales and Marketing Expense

Sales and Marketing expense increased by US$0.1 million for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The slight increase in sales and marketing expense mainly reflects the Company has closely monitor and control in the spending.

Technology Expense

Technology expense increased by US$0.9 million for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was primarily due to increased headcount to support anticipated growth in the business and platform expansion.

Personnel and Benefit Expense

	Three months ended June 30,
	2023	2022	Variance
	(US$ in thousands)		$	%
Personnel and benefit	$3,984	$3,404	580	17.04
Share-based compensation to employees	1,318	—	1,318	N/A
TOTAL	$5,302	$3,404	1,898	55.76

Personnel and benefit cost increased by US$0.6 million for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was primarily due to the increased headcount to support the continuing growth of the Platform Business and Distribution Business.

Share-Based Compensation

Pursuant to the Share Award Scheme (the “Scheme”), the Company filed S-8 registration statement to register 11,675,397 ordinary shares on February 24, 2023.

During the three months ended June 30, 2023, the Company recorded US$1.3 million in share-based compensation expense on the restricted share units. There was no such expense during the three months ended June 30, 2022. The fair value of the restricted share units is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis.

Other General and Administrative Expenses

	Three months ended June 30,
	2023	2022	Variance
	(US$ in thousands)		$	%
Depreciation	$114	$95	19	20.00
Financial data subscription expense	45	139	(94)	(67.63)
Legal and professional fees	2,289	357	1,932	541.18
Management fee expense	1,668	499	1,169	234.27
Share-based compensation (service related)	3,286	—	3,286	N/A
Other operating expenses	1,254	83	1,171	1,410.84
TOTAL	$8,656	$1,173	7,483	637.94

Total other general and administrative expenses increased by US$7.5 million, or 637.94%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The net increase was mainly due to the increase in legal and professional fees of US$1.9 million, management fee expense of US$1.2 million, and share-based compensation of $3.3 million. Upon the consummation of Business Combination, the post-combination entity has expensed more as a listed company, with a significant increase in the legal and professional fees and management fee expense increased were primarily attributed to 1) the US legal counsel fee incurred and 2) the office and administrative expenses pay to the holding company for the use of office premises in Trust Tower and Hopewell Centre, including building management fees, government rates and rent, office rent, lease-related interest, and depreciation actually incurred by the holding company, with the increased occupancy from business expansion. Share-based compensation for the three months ended June 30, 2023 was mainly related to marketing consultancy service rendered by a third party consultant, payable by 2,000,000 ordinary shares at the market price of $1.578 per share.

Loss from Operations

Loss from operations increased by US$6.9 million, or 196.27%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was mainly attributable to the increase in operating expenses of US$20.2 million, offset by the increase in revenues of US$13.3 million.

Other Income (Expense), Net

Other Interest Income

Other interest income increased by US$0.2 million for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.

Foreign Exchange Gain (Loss), Net

Foreign exchange gain (loss) mainly represented the unrealized net foreign exchange gain (loss) from the translation of long-term investments which are mostly denominated in Sterling. The net foreign exchange gain increased by US$2.5 million or 116.41% for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, due to the stronger Sterling exchange rate.

Investment Loss, Net

	Three month ended June 30,
	2023	2022	Variance
	(US$ in thousands)		$	%
Unrealized loss in marketable equity securities	$—	$(5,684)	(5,684)	(100)
Unrealized loss in non-marketable equity securities	(1,000)	—	1,000	N/A
Dividend income	559	—	559	N/A
TOTAL	$(441)	$(5,684)	(5,243)	(92.24)

Investment loss decreased by US$5.2 million, or 92.24%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, mainly as a result of the unrealized loss in non-marketable equity securities of US$1.0 million, offset by dividend income of US$0.6 million for the three months ended June 30, 2023 as compared to $5.7 million unrealized loss in marketable equity securities for the same period ended in 2022.

Loss on settlement of forward share purchase agreement

Loss on settlement of forward share purchase agreement was resulted from the early termination of the Meteora Backstop Agreement on June 29, 2023. For the three months ended June 30, 2023, the loss on settlement of forward share purchase agreement was $0.4 million recognized in the unaudited condensed consolidated statements of operation.

Income Tax (Expense) Benefit

Income tax expense increased by US$0.3 million, or 108.28% for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily attributable to the over provision of income tax for prior years.

Net Loss

Net loss decreased by US$0.3 million, or 2.81% for the three months ended June 30, 2023, as compared to June 30, 2022, primarily due to the increase in revenues of US$13.3 million and decrease in other expense, net of US$7.5 million, offset by the increase in operating cost and expenses of US$20.2 million.

Six months ended June 30, 2023 vs six months ended June 30, 2022

	Six months ended June 30,
	2023	2022	Variance
	(US$ in thousands)		$	%
Revenues:
Interest income:
Loans	$76	$99	(23)	(23.23)
Total interest income	76	99	(23)	(23.23)
Non-interest income:
Commissions	26,339	3,764	22,575	599.76
Recurring service fees	1,549	1,821	(272)	(14.94)
Total non-interest income	27,888	5,585	22,303	399.34
Total revenues from others	27,964	5,684	22,280	391.98
Non-interest income:
Recurring service fees	481	481	—	—
Total revenues from related parties	481	481	—	—
Total revenues	28,445	6,165	22,280	361.39
Operating cost and expenses:
Interest expense	(413)	—	413	N/A
Commission expense	(19,280)	(3,181)	16,099	506.10
Sales and marketing expense	(2,372)	(632)	1,740	275.32
Technology expense	(1,938)	(283)	1,655	584.81
Personnel and benefit expense	(14,907)	(5,409)	9,498	175.60
Other general and administrative expenses	(14,512)	(2,082)	12,430	597.02
Total operating cost and expenses	(53,422)	(11,587)	41,835	361.05
Loss from operations	(24,977)	(5,422)	19,555	360.66
Other income (expense):
Other interest income	368	17	351	2,064.71
Foreign exchange gain (loss), net	906	(2,607)	3,513	134.75
Investment income (loss), net	1,282	(3,535)	4,817	136.27
Change in fair value of warrant liabilities	2	—	2	N/A
Change in fair value of forward share purchase liability	(82)	—	82	N/A
Loss on settlement of forward share purchase agreement	(379)	—	379	N/A
Rental income	138	158	(20)	(12.66)
Sundry income	84	155	(71)	(45.81)
Total other income (expense), net	2,319	(5,812)	8,131	139.90
Loss before income taxes	(22,658)	(11,234)	11,424	101.69
Income tax expense	—	(105)	(105)	(100.00)
NET LOSS	$(22,658)	$(11,339)	11,319	99.82

Revenue

The following table summarizes the major operating revenues for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022	Variance
	(US$ in thousands)		$	%
Business segment
Distribution Business	$25,693	$2,554	23,139	905.99
Platform Business	2,752	3,611	(859)	(23.79)
Fintech Business	—	-—	—	—
Healthcare Business	—	—	—	—
TOTAL	$28,445	$6,165	22,280	361.39

Distribution Business

The Distribution Business contributed 90.33% and 41.43% of the total revenue for the six months ended June 30, 2023 and 2022, respectively. Income from the Distribution Business mainly related to commissions earned, which significantly increased by US$23.1 million, or 905.99%, from US$2.6 million in 2022 to US$25.7 million in 2023. The largest segment of the Distribution Business is our FA Business, operated under the “Focus” brand name. Commissions generated by the financial advisors currently associated with Focus, along with associated potential platform commissions and fees, were attributable to the Legacy Group and as such not reflected in the results for the Distribution Business for 2022.

Summarized revenue breakdown by product and type of contracts:

	Six months ended June 30,
	2023	2022	Variance
	(US$ in thousands)		$	%
By product:
Life insurance	$24,139	$2,498	21,641	866.33
Property-casualty insurance	1,056	48	1,008	2,100.00
Mandatory provident fund and related revenues	498	8	490	6,125.00
	25,693	2,554	23,139	905.99

By the type of contracts:
- New and or current year	25,448	2,300	23,148	1,006.43
- Recurring	245	254	(9)	(3.54)
TOTAL	$25,693	$2,554	23,139	905.99

Platform Business

The Platform Business contributed 9.67% and 58.57% of the total revenue for the six months ended June 30, 2023 and 2022, respectively.

	Six months ended June 30,
	2023	2022	Variance
	(US$ in thousands)		$	%
Commission	$646	$1,209	(563)	(46.57)
Recurring service fees	2,030	2,303	(273)	(11.85)
Loans	76	99	(23)	(23.23)
TOTAL	$2,752	$3,611	(859)	(23.79)

Operating Expenses

Commission Expense

	Six months ended June 30,
	2023	2022	Variance
	(US$ in thousands)		$	%
Business segment
Distribution Business	$18,541	$1,975	16,566	838.78
Platform Business	739	1,206	(467)	(38.72)
Fintech Business	—	-—	—	—
Healthcare Business	—	—	—	—
TOTAL	$19,280	$3,181	16,099	506,10

The Distribution Business contributed 96.17% and 62.09% of the total commission expense for the six months ended June 30, 2023 and 2022, respectively. Commission expense for the Distribution Business increased by US$16.6 million, or 838.78%, from US$2.0 million in 2022 to US$18.5 million in 2023. As a result of the increase in revenue associated with the Distribution Business, commission expense significantly increased.

Sales and Marketing Expense

Sales and Marketing expense increased by US$1.7 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase in sales and marketing expense mainly reflects spending associated with “AGBA” corporate branding and associated product campaigns, celebrating it’s the successful listing, through public relations, corporate video and campaigns, digital marketing and public advertisements.

Technology Expense

Technology expense increased by US$1.7 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was primarily due to increased headcount to support anticipated growth in the business and platform expansion.

Personnel and Benefit Expense

	Six months ended June 30,
	2023	2022	Variance
	(US$ in thousands)		$	%
Personnel and benefit	$12,271	$5,409	6,862	126.86
Share-based compensation to employees	2,636	—	2,636	N/A
TOTAL	$14,907	$5,409	9,498	175.60

Personnel and benefit cost increased by US$6.9 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was primarily due to the increased headcount to support the continuing growth of the Platform Business and Distribution Business.

Share-Based Compensation

Pursuant to the Share Award Scheme (the “Scheme”), the Company filed S-8 registration statement to register 11,675,397 ordinary shares on February 24, 2023.

During the six months ended June 30, 2023, the Company recorded US$2.6 million in share-based compensation expense on the restricted share units. There was no such expense during the six months ended June 30, 2022. The fair value of the restricted share units is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis.

Other General and Administrative Expenses

	Six months ended June 30,
	2023	2022	Variance
	(US$ in thousands)		$	%
Depreciation on property and equipment	$215	$192	23	11.98
Financial data subscription expense	139	269	(130)	(48.33)
Legal and professional fees	3,095	466	2,629	564.16
Management fee expense	3,868	1,004	2,864	285.26
Share-based compensation (service related)	5,875	—	5,875	N/A
Other operating expenses	1,320	151	1,169	774.17
TOTAL	$14,512	$2,082	12,430	597.02

Total other general and administrative expenses increased by US$12.4 million, or 597.02%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The net increase was mainly due to the increase in legal and professional fees of US$2.6 million, management fee expense of US$2.9 million, share-based compensation of US$5.9 million, offset by a decrease in financial data subscription expense of US$0.1 million. Upon the consummation of Business Combination, the post-combination entity has expensed more as a listed company, with a significant increase in the legal and professional fees and management fee expense increased were primarily attributed to 1) the US legal counsel fee incurred and 2) the office and administrative expenses pay to the holding company for the use of office premises in Trust Tower and Hopewell Centre, including building management fees, government rates and rent, office rent, lease-related interest, and depreciation actually incurred by the holding company, with the increased occupancy from business expansion. Share-based compensation for the three months ended June 30, 2023 was mainly related to marketing consultancy service rendered by a third party consultant, payable by 2,000,000 ordinary shares at the market price of $1.578 per share.

Loss from Operations

Loss from operations increased by US$19.6 million, or 360.66%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was mainly attributable to the increase in operating expenses of US$41.8 million and offset by the increase in revenues of US$22.3 million.

Other Income (Expense), Net

Other Interest Income

Other interest income increased by US$0.4 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

Foreign Exchange Gain (Loss), Net

Foreign exchange gain (loss) mainly represented the unrealized net foreign exchange gain (loss) from the translation of long-term investments which are mostly denominated in Sterling. The net foreign exchange gain increased by US$3.5 million or 134.75% for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, due to the stronger Sterling exchange rate.

Investment Income (Loss), Net

	Six month ended June 30,
	2023	2022	Variance
	(US$ in thousands)		$	%
Unrealized loss in marketable equity securities	$—	$(3,535)	(3,535)	(100)
Realized gain in marketable equity securities	1,542	—	1,542	N/A
Unrealized loss in non-marketable equity securities	(1,427)	—	(1,427)	N/A
Dividend income	1,167	—	1,167	N/A
TOTAL	$1,282	$(3,535)	4,817	136.27

Investment income increased by US$4.8 million, or 136.27%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, mainly as a result of the realized gain of US$1.5 million on the sale of the shares of Oscar Health Inc. in the open market at the average market price of $4.01 per shares and dividend income of US$1.2 million, offset by unrealized loss in non-marketable equity securities of US$1.4 million, which was fewer than the unrealized loss in marketable securities of US$3.5 million.

Loss on settlement of forward share purchase agreement

Loss on settlement of forward share purchase agreement was resulted from the early termination of the Meteora Backstop Agreement on June 29, 2023. For the six months ended June 30, 2023, the loss on settlement of forward share purchase agreement was $0.4 million recognized in the unaudited condensed consolidated statements of operation.

Income Tax Expense

Income tax expense decreased by US$0.1 million, or 100.00% for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily attributable to the over provision of income tax for prior years.

Net Loss

Net loss decreased by US$11.3 million, or 99.82% for the six months ended June 30, 2023, as compared to six months ended June 30, 2022, primarily due to the increase in operating cost and expenses of US$41.8 million, offset by the increase in revenues of US$22.3 million and increase in other income, net of US$8.1 million.

Liquidity and Capital Resources

Sources of Liquidity

We have a history of operating losses and negative cash flow. During the six months ended June 30, 2023, we reported a net loss of US$22.7 million and reported a negative operating cash flow of US$19.3 million. As of June 30, 2023, our cash balance was US$3.8 million for working capital use. Our management estimates that currently available cash will not be able to provide sufficient funds to meet the planned obligations for the next 12 months starting June 30, 2023.

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

We expect that operating losses could continue into the foreseeable future as we continue to invest in growing our businesses. Based upon our current operating plans, our management believes that cash and cash equivalents will not be able to provide sufficient funds to its operations for at least the next 12 months from the date of its unaudited condensed consolidated financial statements provided with this Form 10-Q. However, these forecasts involve risks and uncertainties, and actual results could vary materially.

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

Cash Flows

As of June 30, 2023, we had cash and cash equivalents totalling US$3.8 million, and US$27.5 million in restricted cash.

As of December 31, 2022, we had cash and cash equivalents totalling US$6.4 million, and US$44.8 million in restricted cash.

The following table summarizes our cash flows for the periods presented:

	Six months ended March 31,
	2023	2022
	(US$ in thousands)
Net cash used in operating activities	$(19,265)	$(2,449)
Net cash provided by (used in) investing activities	4,477	(6,853)
Net cash used in financing activities	(5,317)	(13,139)
Effect on exchange rate change on cash and cash equivalents	49	(311)
Net change in cash, cash equivalents and restricted cash	(20,056)	(22,752)
Cash, cash equivalents and restricted cash, at the beginning	51,294	73,081
Cash, cash equivalents and restricted cash, at the end	31,238	50,329
Representing as:
Cash and cash equivalents	3,784	15,210
Restricted cash – fund held in escrow	27,454	35,119
	$31,238	$50,329

The following table sets forth a summary of our working capital:

	June 30, 2023	December 31, 2022	Variance
	(US$ in thousands)		$	%
Total Current Assets	$45,243	$55,756	(10,513)	(18.86)
Total Current Liabilities	81,524	97,021	(15,497)	(15.97)
Working Deficit	(36,281)	(41,265)	(4,984)	(12.08)

Working Deficit

The working deficit as of June 30, 2023 and December 31, 2022 was amounted to approximately US$36.3 million and US$41.3 million, respectively, a decline of US$5.0 million or 12.08%.

Cash Flows from Operating Activities

Net cash used in operating activities was US$19.3 million and US$2.4 million for the six months ended June 30, 2023 and 2022, respectively.

Net cash used in operating activities for the six months ended June 30, 2023 was primarily the result of the net loss of US$22.7 million, an increase in accounts receivable of US$1.0 million, increase in deposits, prepayments, and others receivable of US$3.6 million, decrease in accounts payable and accrued liabilities of US$6.6 million, decrease in escrow liabilities of US$2.0 million, decrease in lease liabilities of US$0.2 million and decrease in income tax payable of US$0.1 million. These amounts were partially offset by the decrease in loans receivable of US$0.01 million, and non-cash adjustments consisting of share-based compensation expense of US$8.5 million, non-cash lease expense of US$0.2 million, depreciation of property and equipment of US$0.2 million, interest income on note receivables of US$0.01 million, net foreign exchange gain of US$0.9 million, net investment income of US$1.3 million, allowance for credit loss on financial instruments of US$0.3 million, loss on settlement of forward share purchase agreement of US$0.4 million and reversal of annual bonus accrued in prior year of US$3.8 million.

Net cash used in operating activities for the six months ended June 30, 2022 was primarily the result of the net loss of US$11.3 million, a decrease in accounts receivable of US$0.04 million, decrease in loans receivable of US$2.3 million, an increase in escrow liabilities of US$0.6 million, and an increase in income tax payable of US$0.1 million. These amounts were partially offset by the increase in deposits, prepayments, and others receivable of US$0.4 million, decrease in accounts payable and accrued liabilities of US$0.1 million, and non-cash adjustments consisting of unrealized investment loss of US$3.5 million, net foreign exchange loss of US$2.6 million, and depreciation on property and equipment of US$0.2 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2023 of US$4.5 million was primarily due to proceeds from sale of investments of US$4.0 million, dividend received from long-term investments of US$1.2 million, offset by the purchase of notes receivable of US$0.6 million and purchase of property and equipment of US$0.08 million.

Net cash used in investing activities for the six months ended June 30, 2022 of US$6.9 million was primarily due to the proceeds from sale of investments of US$1.9 million, offset by the purchase of property and equipment of US$0.9 million, and payment of earnest deposit of US$7.8 million for the purchase of an office premise from the shareholder.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2023 of US$5.3 million was primarily due to advances from holding company of US$6.8 million, proceeds from borrowings of US$1.8 million, offset by the settlement of forward share purchase agreement of US$14.0 million.

Net cash used in financing activities for the six months ended June 30, 2022 of US$13.1 million was primarily due to advances from the holding company of US$4.3 million, offset by the dividend distribution of US$17.4 million to the holding company.

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

For the six months ended June 30, 2023, we reported a net loss of approximately US$22.7 million. With a significant increase in our operating costs, described in the paragraph below, we had an accumulated deficit of approximately US$62.1 million as of June 30, 2023.

However, coupled with its business expansion, we reported significant sales growth with total revenue of approximately US$28.4 million for the six months ended June 30, 2023 (2022: US$6.2 million), and resulted with an operating loss of approximately US$25.0 million (2022: US$5.4 million). We expect to continue our business growth, while closely monitoring our future spending.

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

Capital Commitments

Notes Receivable Agreement — Pursuant to the Agreements, subject to demand, the Company is committed to subscribe the notes of Investment A with an aggregate amount of $1,673,525, in batches, which are payable on or before January 31, 2024. As of June 30, 2023, the remaining committed subscription amount was $1,084,439.

Capital Contribution in L.C. Healthcare Fund I, L.P. — As of June 30, 2023, the remaining committed capital amount in Investment F was $331,432.

Share-based Compensation — Pursuant to the Scheme, the Company is committed to issue 2,000,000 ordinary shares to a consultant to compensate the services rendered subsequently.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As at June 30, 2023, the Company involved with various legal proceedings:-

Action Case: HCA702/2018 On March 27, 2018, the writ of summons was issued against the Company and seven related companies of the former shareholder by the Plaintiff. This action alleged the infringement of certain registered trademarks currently registered under the Plaintiff. In February 2023, the Court granted leave for this action be set down for trial of 13 days. The trial will take place from November 25, 2024 to December 11, 2024. Legal counsel of the Company will continue to handle in this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonably possible loss, if any.

Action Case: HCA765/2019 On April 30, 2019, the writ of summons was issued against the Company’s subsidiary, three related companies and the former directors, shareholders and financial consultant by the Plaintiff. This action alleged the deceit and misrepresentation from an inducement of the fund subscription and claimed for compensatory damage of approximately $2 million (equal to HK$17.1million). In April 2023, the Court fixed a case management conference within 30 minutes reserved. The conference will be held on November 2, 2023. Legal counsel of the Company will continue to handle in this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonably possible loss, if any.

Action Case: HCA2097 and 2098/2020 On December 15, 2020, the writs of summons were issued against the Company and the former consultant by the Plaintiff. This action alleged the misrepresentation and conspiracy causing the loss from the investment in corporate bond and claimed for compensatory damage of approximately $1.67 million (equal to HK$13 million). The Company previously made $0.84 million as contingency loss for the year ended December 31, 2021. In March 2022, parties participated in a mediation but no settlement reached. A case management summons will be held on February 5, 2024. Legal counsel of the Company will continue to handle this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or any further potential loss, if any.

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

The following table summarizes the ordinary shares repurchase activity during the second quarter of fiscal 2023 under our ordinary share repurchase program:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (in thousands)
April 1-30	-	$-	-	$-
May 1-31	-	-	-	-
June 1-30	-	-	-	-
Total	-	$-	-	$-

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

AGBA GROUP HOLDING LIMITED

Date: August 11, 2023	By:	/s/ Ng Wing Fai
	Name:	Ng Wing Fai
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Shu Pei Huang, Desmond
	Name:	Shu Pei Huang, Desmond
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)