Form 10-Q
period 2023-09-30
AGBA Group Holding Ltd.
filed 2023-11-14
CIK 1769624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 67,561,998 ordinary shares, par value $0.001 per share, issued and outstanding.

AGBA GROUP HOLDING LIMITED

Quarterly Report on Form 10-Q

 i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AGBA GROUP HOLDING LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2023	December 31, 2022
ASSETS		(Audited)
Current assets:
Cash and cash equivalents	$1,622,425	$6,449,876
Restricted cash	20,552,946	44,844,196
Accounts receivable, net	2,612,284	2,822,162
Accounts receivable, net, related parties	846,640	272,546
Loans receivable, net	524,504	517,479
Notes receivable, net	613,533	—
Asset held for sale	5,465,261	—
Income tax recoverable	376,027	260,120
Deposits, prepayments, and others receivable, net	2,120,619	589,786
Total current assets	34,734,239	55,756,165

Non-current assets:
Rental deposit, net	958,768	—
Loans receivable, net	1,059,957	1,072,392
Property and equipment, net	1,739,223	7,359,416
Right-of-use asset, net	11,926,714	—
Long-term investments, net	32,162,248	37,033,360
Total non-current assets	47,846,910	45,465,168

TOTAL ASSETS	$82,581,149	$101,221,333

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$18,057,184	$20,274,429
Escrow liabilities	20,552,946	29,487,616
Borrowings	6,728,546	4,477,254
Borrowing, related party	5,000,000	—
Amounts due to the holding company	—	6,289,743
Lease liabilities	1,206,449	—
Forward share purchase liability	—	13,491,606
Income tax payable and provision	23,000,000	23,000,000
Total current liabilities	74,545,125	97,020,648

Non-current liabilities:
Lease liabilities	10,929,511	—
Warrant liabilities	1,067	4,548
Deferred tax liabilities	45,725	45,858
Total non-current liabilities	10,976,303	50,406

TOTAL LIABILITIES	85,521,428	97,071,054

Commitments and contingencies (Note 21)

Shareholders’ (deficit) equity:
Ordinary shares, $0.001 par value; 200,000,000 shares authorized, 67,561,998 and 58,376,985 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	67,562	58,377
Ordinary shares to be issued	—	1,665
Additional paid-in capital	72,435,372	43,870,308
Accumulated other comprehensive loss	(469,352)	(384,938)
Accumulated deficit	(74,973,861)	(39,395,133)
Total shareholders’ (deficit) equity	(2,940,279)	4,150,279
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$82,581,149	$101,221,333

See accompanying notes to unaudited condensed consolidated financial statements.

AGBA GROUP HOLDING LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues:
Interest income:
Loans	$41,472	$38,260	$117,805	$137,454
Total interest income	41,472	38,260	117,805	137,454
Non-interest income:
Commissions	12,168,777	12,168,614	38,507,460	15,932,771
Recurring service fees	751,727	793,353	2,300,703	2,614,729
Total non-interest income	12,920,504	12,961,967	40,808,163	18,547,500
Total revenues from others	12,961,976	13,000,227	40,925,968	18,684,954

Non-interest income:
Recurring service fees	244,525	243,925	725,146	725,193
Total revenues from related parties	244,525	243,925	725,146	725,193
Total revenues	13,206,501	13,244,152	41,651,114	19,410,147

Operating cost and expenses:
Commission expense	(8,915,811)	(8,037,869)	(28,195,740)	(11,219,182)
Sales and marketing expense	(753,545)	(1,456,739)	(3,125,432)	(2,088,391)
Technology expense	(740,847)	(335,404)	(2,678,645)	(618,501)
Personnel and benefit expense	(7,764,353)	(3,325,369)	(22,671,813)	(8,734,387)
Other general and administrative expenses	(5,981,447)	(1,093,733)	(20,493,152)	(3,175,351)
Total operating cost and expenses	(24,156,003)	(14,249,114)	(77,164,782)	(25,835,812)

Loss from operations	(10,949,502)	(1,004,962)	(35,513,668)	(6,425,665)

Other income (expense):
Interest income	16,875	7,546	384,656	24,161
Interest expense	(393,013)	(20,085)	(805,789)	(20,085)
Foreign exchange (loss) gain, net	(864,383)	(2,083,020)	41,467	(4,690,476)
Investment (loss) income, net	(792,907)	741,811	488,589	(2,793,242)
Change in fair value of warrant liabilities	1,106	—	3,481	—
Change in fair value of forward share purchase liability	—	—	(82,182)	—
Loss on settlement of forward share purchase agreement	—	—	(378,895)	—
Rental income	78,820	78,630	217,091	236,344
Sundry income	38,061	13,724	122,128	169,252
Total other expense, net	(1,915,441)	(1,261,394)	(9,454)	(7,074,046)

Loss before income taxes	(12,864,943)	(2,266,356)	(35,523,122)	(13,499,711)

Income tax expense	(55,886)	(127,186)	(55,606)	(232,540)

NET LOSS	$(12,920,829)	$(2,393,542)	$(35,578,728)	$(13,732,251)

Other comprehensive income (loss):
Foreign currency translation adjustment	15,555	(37,370)	(84,414)	(417,729)

TOTAL COMPREHENSIVE LOSS	$(12,905,274)	$(2,430,912)	$(35,663,142)	$(14,149,980)

Weighted average number of ordinary shares outstanding – basic and diluted	67,505,476	55,500,000	64,401,341	55,500,000

Net loss per ordinary share – basic and diluted	$(0.19)	$(0.04)	$(0.55)	$(0.25)

See accompanying notes to unaudited condensed consolidated financial statements.

AGBA GROUP HOLDING LIMITED

UNAUDITED CONDESED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three and Nine Months Ended September 30, 2023
	Ordinary shares		Ordinary shares to be issued		Additional	Accumulated other		Total shareholders’
	No. of shares	Amount	No. of shares	Amount	paid-in capital	comprehensive loss	Accumulated deficit	equity (deficit)

Balance as of January 1, 2023	58,376,985	$58,377	1,665,000	$1,665	$43,870,308	$(384,938)	$(39,395,133)	$4,150,279

Issuance of ordinary shares to settle finder fee	2,173,913	2,174	—	—	3,997,826	—	—	4,000,000
Share-based compensation	1,200,000	1,200	—	—	3,905,400	—	—	3,906,600
Forgiveness of amounts due to the holding company	—	—	—	—	3,000,000	—	—	3,000,000
Foreign currency translation adjustment	—	—	—	—	—	(133,204)	—	(133,204)
Net loss for the period	—	—	—	—	—	—	(12,072,610)	(12,072,610)
Balance as of March 31, 2023	61,750,898	61,751	1,665,000	1,665	54,773,534	(518,142)	(51,467,743)	2,851,065

Issuance of holdback shares	1,665,000	1,665	(1,665,000)	(1,665)	—	—	—	—
Share-based compensation	4,046,100	4,046	—	—	4,600,274	—	—	4,604,320
Forgiveness of amounts due to the holding company	—	—	—	—	5,600,000	—	—	5,600,000
Foreign currency translation adjustment	—	—	—	—	—	33,235	—	33,235
Net loss for the period	—	—	—	—	—	—	(10,585,289)	(10,585,289)

Balance as of June 30, 2023	67,461,998	67,462	—	—	64,973,808	(484,907)	(62,053,032)	2,503,331
Share-based compensation	100,000	100	—	—	3,468,180	—	—	3,468,280
Forgiveness of amounts due to the holding company	—	—	—	—	3,993,384	—	—	3,993,384
Foreign currency translation adjustment	—	—	—	—	—	15,555	—	15,555
Net loss for the period	—	—	—	—	—	—	(12,920,829)	(12,920,829)

Balance as of September 30, 2023	67,561,998	$67,562	—	$—	$72,435,372	$(469,352)	$(74,973,861)	$(2,940,279)

	Three and Nine Months Ended September 30, 2022
	Ordinary shares		Ordinary shares to be issued		Additional	Receivable	Accumulated other	Retained earnings	Total
	No. of shares	Amount	No. of shares	Amount	paid-in capital	from the Shareholder	comprehensive loss	(accumulated deficit)	shareholders’ equity

Balance as of January 1, 2022	53,835,000	$53,835	1,665,000	$1,665	$38,706,226	$(29,562,195)	$(179,461)	$52,125,502	$61,145,572

Special dividend to the holding company	—	—	—	—	—	29,562,195	—	(47,000,000)	(17,437,805)
Foreign currency translation adjustment	—	—	—	—	—	—	(274,351)	—	(274,351)
Net loss for the period	—	—	—	—	—	—	—	(447,394)	(447,394)

Balance as of March 31, 2022	53,835,000	53,835	1,665,000	1,665	38,706,226	—	(453,812)	4,678,108	42,986,022
Foreign currency translation adjustment	—	—	—	—	—	—	(106,008)	—	(106,008)
Net loss for the period	—	—	—	—	—	—	—	(10,891,315)	(10,891,315)

Balance as of June 30, 2022	53,835,000	53,835	1,665,000	1,665	38,706,226	—	(559,820)	(6,213,207)	31,988,699
Advances to the holding company	—	—	—	—	—	(3,165,188)	—	—	(3,165,188)
Foreign currency translation adjustment	—	—	—	—	—	—	(37,370)	—	(37,370)
Net loss for the period	—	—	—	—	—	—	—	(2,393,542)	(2,393,542)

Balance as of September 30, 2022	53,835,000	$53,835	1,665,000	$1,665	$38,706,226	$(3,165,188)	$(597,190)	$(8,606,749)	$26,392,599

See accompanying notes to unaudited condensed consolidated financial statements.

AGBA GROUP HOLDING LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(35,578,728)	$(13,732,251)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	11,979,200	—
Non-cash lease expense	854,470	—
Depreciation on property and equipment	238,315	288,230
Interest income on notes receivable	(23,217)	—
Foreign exchange (gain) loss, net	(41,467)	4,690,476
Investment (income) loss, net	(488,589)	2,793,242
Allowance for credit losses on financial instruments	661,288	—
Change in fair value of warrant liabilities	(3,481)	—
Change in fair value of forward share purchase liability	82,182	—
Loss on settlement of forward share purchase agreement	378,895	—
Reversal of annual bonus accrued in prior year	(3,763,847)	—

Change in operating assets and liabilities:
Accounts receivable	(575,266)	(1,537,618)
Loans receivable	3,996	2,325,039
Deposits, prepayments, and others receivable	(2,938,425)	(267,001)
Accounts payable and accrued liabilities	5,546,602	2,768,147
Escrow liabilities	(8,934,670)	192,395
Lease liabilities	(645,303)	—
Income tax payable	(116,617)	347,735
Net cash used in operating activities	(33,364,662)	(2,131,606)

Cash flows from investing activities:
Proceeds from sale of investments	3,976,657	1,849,650
Purchase of notes receivable	(589,086)	—
Dividends received from long-term investments	1,404,303	—
Addition in long-term investments	—	(7,849,676)
Purchase of property and equipment	(104,778)	(870,360)
Net cash provided by (used in) investing activities	4,687,096	(6,870,386)

Cash flows from financing activities:
Advances from the holding company	6,303,641	198,778
Settlement of forward share purchase agreement	(13,952,683)	—
Proceeds from borrowings	7,234,391	4,462,867
Dividend paid to the holding company	—	(17,437,805)
Net cash used in financing activities	(414,651)	(12,776,160)

Effect on exchange rate change on cash, cash equivalents and restricted cash	(26,484)	(364,313)

Net change in cash, cash equivalent and restricted cash	(29,118,701)	(22,142,465)

BEGINNING OF PERIOD	51,294,072	73,081,407

END OF PERIOD	$22,175,371	$50,938,942

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash received from income tax recoverable	$—	$125,311
Cash paid for income taxes	$172,223	$10,116
Cash paid for interest	$774,249	$—
Cash received from interest	$361,439	$24,161

Reconciliation to amounts on unaudited condensed consolidated balance sheets:
Cash and cash equivalents	$1,622,425	$16,260,750
Restricted cash	20,552,946	34,678,192

Total cash, cash equivalents and restricted cash	$22,175,371	$50,938,942

NON-CASH INVESTING AND FINANCING ACTIVITIES DISCLOSURE
Issuance of ordinary shares to settle finder fee	$4,000,000	$—
Forgiveness of amounts due to the holding company	$12,593,384	$—
Initial recognition of operating lease liabilities related to right-of-use asset	$12,512,585	$—
Purchase of property and equipment, through earnest deposit	$—	$7,205,118
Special dividend to the holding company offset with amounts due from the holding company	$—	$29,562,195

See accompanying notes to unaudited condensed consolidated financial statements.

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

The unaudited condensed consolidated financial statements as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include the useful lives of property and equipment, impairment of long-lived assets, allowance for credit losses, notes receivable, share-based compensation, warrant liabilities, forward share purchase liability, provision for contingent liabilities, revenue recognition, income tax provision, deferred taxes and uncertain tax position, and allocation of expenses from holding company.

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

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations and comprehensive loss.

The reporting currency of the Company is US$ and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. In addition, the Company and subsidiaries are operating in Hong Kong maintain their books and record in their local currency, Hong Kong dollars (“HK$”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, Translation of Financial Statement, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income (loss) within the unaudited condensed consolidated statements of changes in shareholders’ (deficit) equity.

Translation of amounts from HK$ into US$ has been made at the following exchange rates for the nine months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022

Period-end HK$:US$ exchange rate	0.12771	0.12739
Period average HK$:US$ exchange rate	0.12766	0.12767

●	Cash and Cash Equivalents

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

Accounts receivable, net include trade accounts due from customers in insurance brokerage and asset management businesses.

Accounts receivable, net are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms. The normal settlement terms of accounts receivable from insurance companies in the provision of brokerage agency services are within 30 days upon the execution of the insurance policies. Credit terms with the products providers of investment, unit and mutual funds and asset portfolio are mainly 90 days or a credit period mutually agreed between the contracting parties. The Company seeks to maintain strict control over its outstanding receivables to minimize credit risk. Overdue balances are reviewed regularly by senior management. Management reviews its receivables on a regular basis to determine if the allowance for credit losses is adequate, and provides allowance when necessary.

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

The Company does not hold any collateral or other credit enhancements over its accounts receivable balances.

●	Loans Receivable, net

Loans receivable, net are residential mortgage loans that carried at unpaid principal balances, less the allowance for credit losses on loans receivable and charge-offs.

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

In accordance with ASC Topic 326 “Credit Losses – Measurement of Credit Losses on Financial Instruments” (ASC Topic 326), the Company utilizes the current expected credit losses (“CECL”) model to determine an allowance that reflects its best estimate of the lifetime expected credit losses on accounts receivable, loans receivable, notes receivable, and deposits, prepayments and others receivable which is recorded as a liability to offset the receivables. The CECL model is prepared after considering historical experience, current conditions, and reasonable and supportable economic forecasts to estimate lifetime expected credit losses. Accounts receivable, loans receivable, notes receivable, and deposits, prepayments, and others receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as a reduction of bad debt expense.

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

Assets to be disposed of by sale are reported at the lower of the carrying value or fair value less cost to sell when the Company has committed to a sale agreement and would be reported separately as asset held for sale in the unaudited condensed consolidated balance sheets.

●	Property and Equipment, net

Property and equipment, net are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

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

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. No impairment losses were recognized for the three and nine months ended September 30, 2023 and 2022.

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

In accordance with ASC Topic 606, Revenue Recognition: Principal Agent Considerations, the Company evaluates the terms in the agreements with its channels and independent contractors to determine whether or not the Company acts as the principal or as an agent in the arrangement with each party respectively. The determination of whether to record the revenue in a gross or net basis depends upon whether the Company has control over the services prior to transferring it. Control is demonstrated by the Company which is primarily responsible for fulfilling the provision of placement services through the Company’s licensed insurance brokers to provide agency services. The commissions from insurance providers are recorded on a gross basis and commission paid to independent contractors or channel costs are recorded as commission expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

Interest income

The Company offers money lending services from loan origination in form of mortgage and personal loans. Interest income is recognized monthly in accordance with their contractual terms and recorded as interest income in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company does not charge prepayment penalties from its customers. Interest income on mortgage and personal loans is recognized as it accrued using the effective interest method. Accrual of interest income on mortgage and personal loans is suspended at the earlier of the time at which collection of an account becomes doubtful or the account becomes 180 days delinquent.

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The following table presents the revenue streams by segments, with the presentation revenue categories presented on the unaudited condensed consolidated statements of operation and comprehensive loss for the periods indicated:

	For the three months ended September 30, 2023
	Distribution Business	Platform Business
	Insurance brokerage service	Asset management service	Money lending service	Real estate agency service	Total

Interest income:
Loans	$—	$—	$41,472	$—	$41,472

Non-interest income:
Commissions	11,875,830	292,933	—	14	12,168,777
Recurring service fees	—	996,252	—	—	996,252

	$11,875,830	$1,289,185	$41,472	$14	$13,206,501

	For the three months ended September 30, 2022
	Distribution Business	Platform Business
	Insurance brokerage service	Asset management service	Money lending service	Real estate agency service	Total

Interest income:
Loans	$—	$—	$38,260	$—	$38,260

Non-interest income:
Commissions	11,752,770	368,554	—	47,290	12,168,614
Recurring service fees	—	1,037,278	—	—	1,037,278

	$11,752,770	$1,405,832	$38,260	$47,290	$13,244,152

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

	For the nine months ended September 30, 2023
	Distribution Business	Platform Business
	Insurance brokerage service	Asset management service	Money lending service	Real estate agency service	Total

Interest income:
Loans	$—	$—	$117,805	$—	$117,805

Non-interest income:
Commissions	37,569,257	894,655	—	43,548	38,507,460
Recurring service fees	—	3,025,849	—	—	3,025,849

	$37,569,257	$3,920,504	$117,805	$43,548	$41,651,114

	For the nine months ended September 30, 2022
	Distribution Business	Platform Business
	Insurance brokerage service	Asset management service	Money lending service	Real estate agency service	Total

Interest income:
Loans	$—	$—	$137,454	$—	$137,454

Non-interest income:
Commissions	14,306,599	1,463,366	—	162,806	15,932,771
Recurring service fees	—	3,339,922	—	—	3,339,922

	$14,306,599	$4,803,288	$137,454	$162,806	$19,410,147

●	Rental Income

Rental income represents monthly rental received from the Company’s tenants. The Company recognizes rental income on a straight-line basis over the lease term in accordance with the lease agreement.

●	Comprehensive Loss

ASC Topic 220, Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive loss, as presented in the accompanying statements of shareholders’ (deficit) equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive loss is not included in the computation of income tax expense or benefit.

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

●	Employee Benefits

Full time employees of the Hong Kong subsidiaries participate in a defined contribution Mandatory Provident Fund retirement benefit scheme under the Hong Kong Mandatory Provident Fund Schemes Ordinance. Contributions are made by both the employer and the employee at the rate of 5% on the employee’s relevant salary, subject to a salary cap of HK$30,000.

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

For the three and nine months ended September 30, 2023 and 2022, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2023 and December 31, 2022, the Company did not have any significant unrecognized uncertain tax positions.

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

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, Earnings per Share (“ASC Topic 260”). ASC Topic 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average ordinary share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. During the three and nine months ended September 30, 2023 and 2022, there were no dilution impact.

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

- Providing supporting tools for commission calculations, customer engagement, sales team management, customer conversion, etc.

- Providing training resources and materials.

- Facilitating the placement of investment products for the fund and/or product provider, in exchange for the fund management services.

	- Money Lending Service	- Providing the lending services whereby the Company makes secured and/or unsecured loans to creditworthy customers.

	- Real Estate Agency Service	- Solicitation of real estate sales for the developers, in exchange for commissions.

Fintech Business	Investment Holding	- Managing an ensemble of fintech investments.

Healthcare Business	Investment Holding	- Managing an ensemble of healthcare-related investments.

All of the Company’s revenues were generated in Hong Kong.

●	Leases

The Company follows ASC Topic 842, Leases (“ASC Topic 842”), utilizing the modified retrospective transition method with no adjustments to comparative periods presented. On February 25, 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (ASC Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. ASC Topic 842 requires that lessees recognize right-of-use asset and lease liabilities calculated based on the present value of lease payments for all lease agreements with terms that are greater than twelve months. It requires for leases longer than one year, a lessee to recognize in the statement of financial condition a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments. ASC Topic 842 distinguishes leases as either a finance lease or an operating lease that affects how the leases are measured and presented in the unaudited condensed consolidated statements of operations and comprehensive loss and statements of cash flows. ASC Topic 842 supersedes nearly all existing lease accounting guidance under GAAP issued by the Financial Accounting Standards Board (“FASB”) including ASC Topic 840, Leases.

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

The accounting update also requires that for operating leases, a lessee recognize interest expense on the lease liability and the amortization of the right-of-use asset as a combined expense. In addition, this accounting update requires expanded disclosures about the nature and terms of lease agreements.

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

The carrying value of the Company’s financial instruments: cash and cash equivalents, restricted cash, accounts receivable, deposits, prepayments and others receivable, accounts payable and accrued liabilities, escrow liabilities and amounts due to the holding company approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of loans receivable, notes receivable and borrowings approximate their carrying amounts. They are accounted at amortized cost, subject to impairment testing.

The following table presents information about the Company’s assets that were measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable equity securities	$408	$408	$—	$—
Non-marketable equity securities	$32,161,840	$—	$—	$32,161,840

Liabilities:
Warrant liabilities	$1,067	$—	$—	$1,067

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable equity securities	$2,443,593	$2,443,593	$—	$—
Non-marketable equity securities	$34,589,767	$—	$—	$34,589,767

Liabilities:
Forward share purchase liability	$13,491,606	$—	$—	$13,491,606
Warrant liabilities	$4,548	$—	$—	$4,548

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

●	Recently Issued Accounting Pronouncements

Besides, there were no new standards or updates during the nine months ended September 30, 2023 that had a material impact on the unaudited condensed consolidated financial statements.

NOTE 3 — LIQUIDITY AND GOING CONCERN

The accompanying unaudited condensed consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. They do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

For the nine months ended September 30, 2023, the Company reported $35,578,728 net loss and $33,364,662 net cash outflows from operating activities. As of September 30, 2023, the Company had an accumulated deficit of $74,973,861 and cash and cash equivalents of $1,622,425.

The Company has determined that the prevailing conditions and ongoing liquidity risks encountered by the Company raise substantial doubt about the ability to continue as a going concern for at least one year following the date these unaudited condensed consolidated financial statements are issued. The ability to continue as a going concern is dependent on the Company’s ability to successfully implement its current operating plan and fund-raising exercises. The Company believes that it will be able to grow its revenue base and control expenditures. In parallel, the Company will monitor its capital structure and operating plans and search for potential funding alternatives in order to finance the development activities and operating expenses. These alternatives may include borrowings, raising funds through public equity or debt markets. However, the Company cannot predict the exact amount or timing of the alternatives, or guarantee those alternatives will be favorable to its shareholders. Any failure to obtain financing when required will have a material adverse impact on the Company’s business, operation and financial result.

Certain potential funding alternatives have been carried by the Company, as follows:

1.	On September 7, 2023, the Company entered into an equity purchase agreement with an independent third party to agree to invest up to $50 million over a 36-month period (see Note 21).

2.	Subsequent to the period end, on November 7, 2023, the Company signed private placement binding term sheets with an institutional investor, the Company’s Chief Executive Officer, Mr. Ng Wing Fai, and the Company’s management team pursuant to which the Company will receive gross proceeds of approximately $6,242,850, in consideration of (i) 8,918,357 ordinary shares of the Company (the “Ordinary Shares”), and (ii) warrants (the “Warrants”) to purchase up to 1,783,671 Ordinary Shares at a purchase price of $0.70 per Ordinary Share and associated Warrants. The Warrants have an exercise price of $1.00 per AGBA share and shall be exercised with more than $500,000 for each exercise (see Note 22).

With these funding initiatives, the Company believes that it would be able to strengthen its financial position, improve its liquidity, and enhance its ability to navigate the challenging market conditions.

NOTE 4 — RESTRICTED CASH

Pursuant to the Meteora Backstop Agreement dated November 9, 2022, the fund held in the escrow account for the forward share purchase is restricted to the Company for the nine months following the consummation of the Business Combination in November 2022, unless the investors (“Meteora”) sell the shares in the market or redeems the shares. Notwithstanding the sale of shares by Meteora, the restricted cash will be used to settle any of the Company’s repurchase obligations.

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

On June 29, 2023, the Company and Meteora entered into an agreement to early terminate the Meteora Backstop Agreement. Prior to the termination, Meteora sold 1,191,016 shares in the open market at a price ranging from $1.51 to $1.61 per share.

Pursuant to the early termination clauses of Meteora Backstop Agreement, the Company released $14.0 million from restricted cash to settle the obligation to Meteora and retained $1.7 million which is reflected in the cash and cash equivalents on the unaudited condensed consolidated balance sheets.

Pursuant to the termination agreement, the Company is not obligated to purchase the remaining 124,949 shares (the “Shares”) from Meteora and they shall have no obligation to sell the Shares to the Company. In addition, they may dispose the Shares at its discretion in the open market not less than $2 per share before September 29, 2023 and no conditions or restrictions thereafter. As a result, the Company released the remaining $1.5 million from restricted cash to settle the obligation to Meteora. As of September 29, 2023, Meteora held 124,949 shares unsold.

With the early termination and sale of shares by Meteora, the forward share purchase liability (“FSP liability”) was fully settled and a loss on settlement of nil and $378,895 was recorded in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023, respectively.

NOTE 5 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	As of
	September 30, 2023	December 31, 2022

Accounts receivable	$2,917,588	$2,916,609
Accounts receivable – related parties	846,640	272,546
Less: allowance for credit losses	(305,304)	(94,447)
Accounts receivable, net	$3,458,924	$3,094,708

The accounts receivable due from related parties represented the management service rendered to the portfolio assets of related companies, which are controlled by the holding company, for a compensation of asset management service fee income at the predetermined rate based on the respective portfolio of asset values invested by the final customers. The amount is unsecured, interest-free and with a credit term mutually agreed.

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

For the three and nine months ended September 30, 2023, the Company has assessed the probable loss and made an allowance for credit losses of $143,101 and $211,050 on accounts receivable, respectively.

For the three and nine months ended September 30, 2022, there was no expected credit losses to accounts receivable.

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

NOTE 6 — LOANS RECEIVABLE, NET

The Company’s loans receivable, net was as follows:-

	As of
	September 30, 2023	December 31, 2022

Residential mortgage loans	$1,585,875	$1,589,871
Less: allowance for credit losses	(1,414)	—
Loans receivable, net	$1,584,461	$1,589,871

Classifying as:
Current portion	$524,504	$517,479
Non-current portion	1,059,957	1,072,392
Loans receivable, net	$1,584,461	$1,589,871

The interest rates on loans issued ranged between 9.00% and 10.50% per annum for the nine months ended September 30, 2023 and 2022. Mortgage loans are secured by collateral in the pledge of the underlying residential properties owned by the borrowers.

Mortgage loans are made to either business or individual customers in Hong Kong for a period of 1 to 25 years, which are fully collateralized and closely monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of September 30, 2023 and December 31, 2022.

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

For the three and nine months ended September 30, 2023, the Company has evaluated the probable losses and made an allowance for credit losses of $1,414 and $1,414 on loans receivable, respectively.

For the three and nine months ended September 30, 2022, the Company has evaluated the probable losses and no expected credit losses is determined.

NOTE 7 — ASSET HELD FOR SALE

On June 28, 2023, the Company entered into a provisional purchase and sale agreement with an independent third party to sell one of its office premises for a consideration of $6.15 million and the carrying amount of the asset held for sale was $5.47 million was reclassified from the property and equipment, net on that date.

On July 20, 2023, a formal purchase and sale agreement was signed. As of September 30, 2023, the Company received deposits of $0.6 million, in total.

Subsequently on October 17, 2023, the transaction has been completed and remaining consideration has been settled in cash.

NOTE 8 — NOTES RECEIVABLE, NET

On February 24, 2023, the Company entered into a subscription agreement and a convertible loan note instrument (collectively the “Agreements”) with Investment A. Pursuant to the Agreements, the Company agrees to subscribe an aggregate amount of $1,673,525 notes, in batches, which are payable on or before January 31, 2024 and bears a fixed interest rate of 8% per annum. The maturity of the notes receivable is on April 30, 2024.

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

As of September 30, 2023, the carrying amount of the notes receivable was $613,533, which including an interest receivable of $23,217.

In accordance with ASC Topic 326, the Company accounts for its allowance for credit losses on notes receivable using the CECL model. Periodic changes to the allowance for credit losses are recognized in the unaudited condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2023, the Company has evaluated the probable losses on the notes receivable and no expected credit losses was determined.

NOTE 9 — LONG-TERM INVESTMENTS, NET

Long-term investments consisted of the following:

	As of
	Ownership interest	September 30, 2023	Ownership interest	December 31, 2022

Marketable equity securities
Investment C	0.00%*	$408	0.46%	$2,443,593

Non-marketable equity securities:
Investment A	8.37%	5,575,031	8.37%	5,717,678
Investment B	3.63%	511,512	3.63%	513,000
Investment D	4.49%#	16,179,057	4.92%	16,030,943
Investment E	4.00%	521,041	4.00%	522,557
Investment F	4.00%	9,375,199	4.00%	11,805,589
Total		32,161,840		34,589,767

Net carrying value		$32,162,248		$37,033,360

*	Less than 0.001%
#	Decrease in percentage due to share dilution

Investments in Marketable Equity Securities

Investments in marketable securities are accounted for at their current market value with the changes in fair value recognized in net loss. Investment C was listed and publicly traded on Nasdaq Stock Exchange.

During the nine months ended September 30, 2023, the Company sold 993,108 shares of Investment C at the average market price of $4.01 per share, resulting with a realized gain of $1,541,736.

As of September 30, 2023 and December 31, 2022, Investment C was recorded at fair value of $408 and $2,443,593, which were traded at a closing price of $5.57 and $2.46 per share, respectively.

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

The following table presents the changes in fair value of non-marketable equity securities which are measured using Level 3 inputs as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023	December 31, 2022

Balance at beginning of period/year	$34,589,767	$25,496,534
Additions	—	16,228,690
Adjustments:
Downward adjustments	(2,457,537)	(6,898,549)
Upward adjustments	—	2,137,021
Foreign exchange adjustment	29,610	(2,373,929)
Balance at end of period/year	$32,161,840	$34,589,767

Cumulative unrealized gains and losses, included in the carrying value of the Company’s non-marketable equity securities:

	As of
	September 30, 2023	December 31, 2022

Downward adjustments (including impairment)	$(29,712,137)	$(27,254,600)
Upward adjustments	$6,209,357	$6,209,357

Investment loss (income), net is recorded as other income (expense) and consisted of the following:

	For the three months September 30,
	2023	2022

Marketable equity securities:
Unrealized (loss) gain from the changes in fair value – Investment C	$(11)	$741,811

Non-marketable equity securities:
Unrealized loss – Investment F	(1,029,766)	—
Dividend income	236,870	—
Investment (loss) income, net	$(792,907)	$741,811

	For the nine months ended September 30,
	2023	2022

Marketable equity securities:
Unrealized gain (loss) from the changes in fair value – Investment C	$87	$(2,793,242)
Realized gain from sale of Investment C	1,541,736	—

Non-marketable equity securities:
Unrealized losses – Investment F	(2,457,537)	—
Dividend income	1,404,303	—
Investment income (loss), net	$488,589	$(2,793,242)

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

NOTE 10 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	As of
	September 30, 2023	December 31, 2022

As cost:
Land and building	$1,880,409	$7,881,202
Furniture, fixtures and equipment	39,630	13,412
Computer equipment	242,621	164,536
Motor vehicles	108,678	108,994
	2,271,338	8,168,144
Less: accumulated depreciation	(532,115)	(808,728)
Property and equipment, net	$1,739,223	$7,359,416

Depreciation expense for the three months ended September 30, 2023 and 2022 were $22,821 and $95,878, respectively.

Depreciation expense for the nine months ended September 30, 2023 and 2022 were $238,315 and $288,230, respectively.

On June 28, 2023, the carrying amount of an office premises of $5.47 million was reclassified to asset held for sale as the Company entered into a provisional purchase and sale agreement with an independent third party to sell the office premises in October 2023 (see Note 7).

NOTE 11 — BORROWINGS

	As of
	September 30, 2023	December 31, 2022

Mortgage borrowings	$6,281,574	$4,477,254
Short-term borrowings	5,446,975	—
Total	$11,728,546	$4,477,254

Mortgage Borrowings

In September 2022, the Company obtained a mortgage loan from a finance company in Hong Kong, which bears interest at a fixed rate of 10.85% per annum, is repayable in October 2023. The loan was secured with the office premises which classified as asset held for sale. Subsequent to the completion of the sales in October 2023, the loan was settled (see Note 7).

In February 2023, the Company obtained another mortgage loan from another finance company in Hong Kong, which bears an average interest rate at 13.75% per annum, is repayable in February 2024. The loan was secured with an office premises held by the Company, located in Hong Kong.

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

Short-term Borrowings

In September 2023, the Company obtained a short-term borrowing of $5.0 million from the Company’s major shareholder of ultimate holding company, which bears interest at a fixed rate of 12.00% per annum, repayable in October 2023. The borrowing is secured by a lien on the partial equity interest in Investment D owned by the Company. Subsequently in October 2023, the Company entered into an agreement to extend the maturity date to November 30, 2023.

In September 2023, the Company obtained another short-term borrowing of $0.4 million from an independent third party, which is unsecured, bears interest at a fixed rate of 6.00% per annum and repayable in October 2023. The borrowing was subsequently settled in October 2023.

NOTE 12 — FORWARD SHARE PURCHASE LIABILITY

During the nine months ended September 30, 2023, subject to the sale of shares by investors and early termination of the Meteora Backshop Agreement (see Note 4), FSP liability was fully settled with a loss of $378,895 recorded in the unaudited condensed consolidated statements of operations and comprehensive loss.

The FSP liability as of December 31, 2022 under the Meteora Backstop Agreement is valued by an independent valuer using a Black-Scholes model, which is considered to be Level 3 fair value measurement. The following table present the quantitative information regarding Level 3 fair value measurement of the FSP liability:

Input	December 31, 2022

Share price	$1.54
Risk-free interest rate	4.16%
Volatility	52.19%
Exercise price	$12.34
Term	0.61 years

For the three and nine months ended September 30, 2023, the change in fair value of FSP liability was nil and $82,182, respectively, which were charged to unaudited condensed consolidated statements of operations and comprehensive loss.

NOTE 13 — LEASE

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

During the nine months ended September 30, 2023, the Company has entered into a commercial operating lease with an independent third party for the use of an office in Hong Kong. The lease has an original term exceeding 1 year, but not more than 3 years with an option to renew a further term of 3 years. At lease inception, after consideration, the Company was certain that the renewal option would be exercised, after the original term. The operating lease is included in “Right-of-use asset, net” on the unaudited condensed consolidated balance sheets and represents the Company’s right to use the underlying asset during the lease term. The Company’s obligation to make lease payments are included in “Lease liabilities” on the unaudited condensed consolidated balance sheets.

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

Supplemental balance sheet information related to the operating lease was as follows:

As of
September 30, 2023

Operating lease:
Right-of-use asset, net	$11,926,714

Lease liabilities:
Current lease liabilities	1,206,449
Non-current lease liabilities	10,929,511
Total lease liabilities	$12,135,960

Operating lease expense for the three and nine months ended September 30, 2023 was $640,920 and $854,470, respectively. There was no operating lease expense for the three and nine months ended September 30, 2022.

Other supplemental information about the Company’s operating lease as of September 30, 2023 are as follow:

Weighted average discount rate	6.58%
Weighted average remaining lease term (years)	5.67

Maturities of operating lease liabilities as of September 30, 2023 were as follows:

For the year ending September 30,	Operating lease

2024	$1,936,642
2025	1,936,642
2026	2,355,135
2027	3,192,121
2028	3,192,121
Thereafter	2,128,081
Total minimum lease payments	14,740,742
Less: imputed interest	(2,604,782)
Total operating lease liabilities	$12,135,960

NOTE 14 — WARRANT LIABILITIES

The private warrants are accounted for as liabilities in accordance with ASC 480 and are presented as liabilities on the unaudited condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, there were 225,000 private warrants outstanding.

The fair value of the private warrants is valued by an independent valuer using a Binominal pricing model. The warrants were classified as Level 3 due to the use of unobservable inputs.

The key inputs in the Binominal pricing model were as follows at their measurement dates:

Input	September 30, 2023	December 31, 2022

Share price	$0.60	$1.54
Risk-free interest rate	4.67%	4.16%
Volatility	58.00%	52.19%
Exercise price	$11.50	$11.50
Term	4.37 years	5.0 years

As of September 30, 2023 and December 31, 2022, the aggregate value of the private warrants was $1,067 and $4,548, respectively. The changes in fair value for the three and nine months ended September 30, 2023 was $1,106 and $3,481, respectively.

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

NOTE 15 — SHAREHOLDERS’ (DEFICIT) EQUITY

Ordinary shares

As of September 30, 2023 and December 31, 2022, the Company has authorized share of 200,000,000 ordinary shares with a par value $0.001.

On March 21, 2023, the Company issued 2,173,913 ordinary shares to Apex Twinkle Limited to partially settle the finder fee payable.

On May 22, 2023, the Company issued 946,100 ordinary shares to the directors and officers of the Company under the Share Award Scheme (the “Scheme”) for compensating the contributions of prior services and performance, which was approved and granted previously in December 2022.

On June 6, 2023, the holdback shares of 1,665,000 ordinary shares were fully released and issued.

During the nine months ended September 30, 2023, pursuant to the Scheme, the Company issued in aggregate of 4,400,000 ordinary shares to certain consultants to compensate the services rendered.

As of September 30, 2023 and December 31, 2022, there were 67,561,998 and 58,376,985 ordinary shares issued and outstanding, respectively.

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

The private warrants are accounted as liabilities, remeasured to fair value on a recurring basis, with changes in fair value recorded to the unaudited condensed consolidated statements of operations and comprehensive loss (see Note 14).

As of September 30, 2023 and December 31, 2022, there were 4,600,000 public warrants and 225,000 private warrants outstanding.

Share Award Scheme

On February 24, 2023, pursuant to the Scheme, the Company registered 11,675,397 ordinary shares to be issued. As of September 30, 2023, the Company issued 5,346,100 ordinary shares under the Scheme.

The fair value of the ordinary shares granted under the scheme is measured based on the closing price of the Company’s ordinary shares as reported by Nasdaq Exchange on the date of grant.

For those ordinary shares vested immediately on the date of grant, the fair value is recognized as share-based compensation expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

For the restricted share units (“RSUs”), the fair value is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis. The valuations assume no dividends will be paid. The Company has assumed 10% forfeitures.

During the three and nine months ended September 30, 2023, the Company recorded $3,468,280 and $11,979,200 share-based compensation expense, respectively, which is included in the operating cost and expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2023, total unrecognized compensation remaining to be recognized in future periods for RSUs totaled $7.1 million. They are expected to be recognized over the weighted average period of 2.0 years.

A summary of the activities for the Company’s RSUs as of September 30, 2023 and December 31, 2022 is as follow:

	As of
	September 30, 2023		December 31, 2022
	Number of RSUs	Weighted Average Grant Price	Number of RSUs	Weighted Average Grant Price

Outstanding, beginning of period/year	5,000,000	$2.47	—	$—
Granted	—	$—	5,000,000	$2.47
Outstanding, end of period/year	5,000,000	$2.47	5,000,000	$2.47

Forgiveness of Amounts Due to the Holding Company

During the three and nine months ended September 30, 2023, TAG agreed to forgive the Company $4.0 million and $12.6 million, in aggregate, respectively representing certain amounts due to it and treat as additional paid-in capital.

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

NOTE 16 — OPERATING COST AND EXPENSES

Commission Expense

Pursuant to the terms of respective contracts, commission expense represents certain premiums from insurance or investment products paid to agents. Commission rates vary by market due to local practice, competition, and regulations. The Company charged commission expense on a systematic basis that is consistent with the revenue recognition.

During the three months ended September 30, 2023 and 2022, the Company recorded $8,915,811 and $8,037,869 commission expenses, respectively.

During the nine months ended September 30, 2023 and 2022, the Company recorded $28,195,740 and $11,219,182 commission expenses, respectively.

Personnel and Benefit Expense

Personnel and benefit expense mainly consisted of salaries and bonus paid and payable to the employees of the Company. During the nine months ended September 30, 2023, the Company reversed the annual bonus of $3.8 million that was already accrued for the year ended December 31, 2022.

During the three months ended September 30, 2023 and 2022, the Company recorded $7,764,353 and $3,325,369 personnel and benefit expense, respectively.

During the nine months ended September 30, 2023 and 2022, the Company recorded $22,671,813 and $8,734,387 personnel and benefit expense, respectively.

Other General and Administrative Expenses

The Company incurred different types of expenditures under other general and administrative expenses. They primarily consist of depreciation of property and equipment, legal and professional fees, and management fee expenses which are allocated for certain corporate office expenses.

During the three months ended September 30, 2023 and 2022, the Company recorded $5,981,447 and $1,093,733 other general and administrative expenses, respectively.

During the nine months ended September 30, 2023 and 2022, the Company recorded $20,493,152 and $3,175,351 other general and administrative expenses, respectively.

NOTE 17 — INCOME TAXES

The provision for income taxes consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Current tax	$55,886	$127,186	$55,606	$232,540

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

The Company’s subsidiaries that are subject to taxes in the jurisdictions in which they operate, as follows:

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

The following table sets forth the significant components of the deferred tax liabilities and assets of the Company as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Deferred tax liabilities:
Accelerated depreciation	$45,725	$45,858
Deferred tax assets, net:
Net operating loss carryforwards	8,818,813	5,461,370
Less: valuation allowance	(8,818,813)	(5,461,370)
	—	—

As of September 30, 2023 and December 31, 2022, the operations incurred $53.4 million and $33.1 million, respectively of cumulative net operating losses which can be carried forward to offset future taxable income. Net operating loss can be carried forward indefinitely but cannot be carried back to prior years. There are no group relief provisions for losses or transfers of assets under Hong Kong tax regime. Each company within a corporate group is taxed as a separate entity. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes that it is more likely that these assets will not be realized in the future. The valuation allowance is reviewed annually.

Uncertain tax positions

The Company evaluates the uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2023 and December 31, 2022, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties related to potential underpaid income tax expenses for the nine months ended September 30, 2023 and 2022 and also did not anticipate any significant increases or decreases in unrecognized tax benefits in the next 12 months from September 30, 2023.

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

NOTE 18 — SEGMENT INFORMATION

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

The following tables present the summary information by segment for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended September 30, 2023
	Distribution Business	Platform Business	Fintech Business	Healthcare Business	Total

Revenue, net
- Interest income	$—	$41,472	$—	$—	$41,472
- Non-interest income	11,875,830	1,289,199	—	—	13,165,029
	11,875,830	1,330,671	—	—	13,206,501

Commission expense	8,592,596	323,215	—	—	8,915,811
Depreciation on property and equipment	261	15,439	7,121	—	22,821
Income (loss) from operations	2,084,397	(5,487,680)	(7,546,219)	—	(10,949,502)
Investment loss, net	—	—	(792,907)	—	(792,907)
Total assets as of September 30, 2023	$16,283,632	$33,054,207	$32,722,269	$521,041	$82,581,149

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

	For the three months ended September 30, 2022
	Distribution Business	Platform Business	Fintech Business	Healthcare Business	Total

Revenue, net
- Interest income	$—	$38,260	$—	$—	$38,260
- Non-interest income	11,752,770	1,453,122	1,563	—	13,207,455
Less: inter-segment	—	—	(1,563)	—	(1,563)
	11,752,770	1,491,382	—	—	13,244,152

Commission expense	7,655,418	382,451	—	—	8,037,869
Depreciation on property and equipment	251	95,532	95	—	95,878
Income (loss) from operations	1,087,410	(1,548,819)	(543,553)	—	(1,004,962)
Investment income, net	—	—	741,811	—	741,811
Total assets as of September 30, 2022	$5,656,231	$53,250,392	$36,127,334	$519,767	$95,553,724

	For the nine months ended September 30, 2023
	Distribution Business	Platform Business	Fintech Business	Healthcare Business	Total

Revenue, net
- Interest income	$—	$117,805	$—	$—	$117,805
- Non-interest income	37,569,257	3,964,052	—	—	41,533,309
	37,569,257	4,081,857	—	—	41,651,114

Commission expense	27,133,073	1,062,667	—	—	28,195,740
Depreciation on property and equipment	783	216,953	20,579	—	238,315
Income (loss) from operations	5,337,353	(9,542,528)	(31,308,493)	—	(35,513,668)
Investment income, net	—	—	488,589	—	488,589
Total assets as of September 30, 2023	$16,283,632	$33,054,207	$32,722,269	$521,041	$82,581,149

	For the nine months ended September 30, 2022
	Distribution Business	Platform Business	Fintech Business	Healthcare Business	Total

Revenue, net
- Interest income	$—	$137,454	$—	$—	$137,454
- Non-interest income	14,306,599	4,966,094	4,330	—	19,277,023
Less: inter-segment	—	—	(4,330)	—	(4,330)
	14,306,599	5,103,548	—	—	19,410,147

Commission expense	9,630,556	1,588,626	—	—	11,219,182
Depreciation on property and equipment	623	286,817	790	—	288,230
Loss from operations	(1,680,985)	(3,594,692)	(1,149,988)	—	(6,425,665)
Investment loss, net	—	—	(2,793,242)	—	(2,793,242)
Total assets as of September 30, 2022	$5,656,231	$53,250,392	$36,127,334	$519,767	$95,553,724

All of the Company’s customers, operations and assets are based in Hong Kong.

NOTE 19 — RELATED PARTY BALANCES AND TRANSACTIONS

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

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

Related party balances consisted of the following:

		As of
		September 30, 2023	December 31, 2022

Accounts receivable	(a)	$846,640	$272,546
Borrowing	(b)	$5,000,000	—
Amounts due to the holding company	(c)	$—	$6,289,743

(a)	Accounts receivable due from related parties represented the management service rendered to two individual close-ended investment private funds registered in the Cayman Islands, which is controlled by the holding company.

(b)	Borrowing is obtained from the Company’s major shareholder of ultimate holding company. The amount was secured, interest-bearing and repayable in October 2023 (see Note 11).

(c)	Amounts due to the holding company are those nontrade payables arising from transactions between the Company and the holding company, such as advances made by the holding company on behalf of the Company, advances made by the Company on behalf of the holding company, and allocated shared expenses paid by the holding company. During the three and nine months ended September 30, 2023, amounts due to the holding company of $4.0 million and $12.6 million, respectively, were forgiven (see Note 15).

In the ordinary course of business, during the three and nine months ended September 30, 2023 and 2022, the Company involved with transactions, either at cost or current market prices and on the normal commercial terms among related parties. The following table provides the transactions with these parties for the periods as presented (for the portion of such period that they were considered related):

		Three months ended September 30,		Nine months ended September 30,
		2023	2022	2023	2022

Asset management service income	(d)	$244,525	$243,925	$725,146	$725,193
Commission expenses	(e)	—	75,165	—	131,182
Office rental and operating fees	(f)	1,123,804	559,366	4,895,849	1,563,673
General and administrative expense allocated	(g)	—	272,132	1,722	817,968
Purchase of investment from the holding company	(h)	—	—	—	6,560,122
Purchase of office building from the holding company	(i)	—	—	—	5,896,301
Declaration of special dividends to the holding company	(j)	$—	$—	$—	$47,000,000

(d)	Under the management agreement, the Company shall provide management service to the portfolio assets held by two individual close-ended investment private funds in the Cayman Islands, which is controlled by the holding company, for a compensation of asset management service fee income at the predetermined rate based on the respective portfolio of asset values invested by the final customers.

(e)	Commission fee on insurance brokerage and asset management referral at the predetermined rate based on the service fee.

(f)	Pursuant to the service agreement, the Company agreed to pay the office and administrative expenses to the holding company for the use of office premises, including, among other things, building management fees, government rates and rent, office rent, and lease-related interest and depreciation that were actually incurred by the holding company. Also, the holding company charged back the reimbursement of legal fee and debt collection fee in the ordinary course of business.

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

(g)	Certain amounts of general and administrative expenses were allocated by the holding company.

(h)	The Company purchased 4,158,963 shares of Investment A from the holding company and the transaction was completed on April 20, 2022 based on the historical cost to the holding company.

(i)	The Company purchased an office building from the holding company in January 2022, based on its historical carrying amount.

(j)	On January 18, 2022, TAG Asia Capital Holdings Limited approved to declare and distribute a special dividend of $47 million to TAG Holdings Limited, the shareholder who represented 1 ordinary share of TAG Asia Capital Holdings Limited. The dividends were paid by offsetting the receivable due from the holding company and the remaining balance was paid by cash. The special dividend distribution was made due to the investment income from the sale of Nutmeg in September 2021.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 20 — CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and nine months ended September 30, 2023, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	Three months ended September 30, 2023		Nine months ended September 30, 2023		September 30, 2023
Customer	Revenues	Percentage of revenues	Revenues	Percentage of revenues	Accounts receivable

Customer A	$4,286,883	32%	$10,852,942	26%	$902,895
Customer B	*	*	$5,561,429	13%	$—
Customer C	$1,503,454	11%	$4,609,083	11%	$25,027
Customer D	$1,581,322	12%	$4,633,225	11%	$58,443

*	Less than 10%

For the three and nine months ended September 30, 2022, there was no single customer who accounted for 10% or more of the Company’s revenues.

All of the Company’s major customers are located in Hong Kong.

(b)	Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, restricted cash, accounts receivable, loans receivable and notes receivable. Cash equivalents are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. The Hong Kong Deposit Protection Board pays compensation up to a limit of HK$500,000 (approximately $63,855) if the bank with which an individual/a company hold its eligible deposit fails. As of September 30, 2023, cash balance of $1.6 million and fund held in escrow of $20.6 million were maintained at financial institutions in Hong Kong, of which approximately $21.8 million was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

For accounts receivable, loans receivable and notes receivable, the Company determines, on a continuing basis, the probable losses and sets up an allowance for credit losses and loan losses based on the estimated realizable value. Credit of money lending business is controlled by the application of credit approvals, limits and monitoring procedures.

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

The Company’s third-party customers that represent more than 10% of total combined loans receivable, and their related net loans receivable balance as a percentage of total combined loans receivable, as of September 30, 2023 and December 31, 2022 were as follows:

	As of
	September 30, 2023	December 31, 2022

Customer E	37.3%	37.4%
Customer F	31.6%	31.6%
Customer G	31.1%	31.0%

(c)	Economic and political risk

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

For the three months ended September 30, 2023 and 2022, the Company recorded the foreign exchange loss of $864,383 and $2,083,020, respectively, mainly attributable from the long-term investments which are mostly denominated in Sterling.

For the nine months ended September 30, 2023 and 2022, the Company recorded the foreign exchange gain of $41,467 and exchange loss of $4,690,476, respectively, mainly attributable from the long-term investments which are mostly denominated in Sterling.

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

NOTE 21 — COMMITMENTS AND CONTINGENCIES

Litigation — From time to time, the Company is involved in various legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, or cash flows.

As at September 30, 2023, the Company involved with various legal proceedings:-

Action Case: HCA702/2018 On March 27, 2018, the writ of summons was issued against the Company and seven related companies of the former shareholder by the Plaintiff. This action alleged the infringement of certain registered trademarks currently registered under the Plaintiff. On February 23, 2023, the Court granted leave for this action be set down for trial of 13 days, and the trial will commence on November 25, 2024. Legal counsel of the Company will continue to handle in this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonably possible loss, if any.

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

Notes Receivable Agreement — Pursuant to the Agreements, subject to demand, the Company is committed to subscribe the notes of Investment A with an aggregate amount of $1,673,525, in batches, which are payable on or before January 31, 2024. As of September 30, 2023, the remaining committed subscription amount was $1,084,439.

Capital Contribution in Investment F — Pursuant to the subscription agreement, being a limited partner of Investment F, subject to demand, the Company was committed to contribute an aggregate capital amount of $10 million. As of September 30, 2023, the remaining committed capital amount in Investment F was $304,489.

Sale and Purchase Agreement — Pursuant to the agreement dated April 5, 2023, entered with Sony Life Singapore Pte. Ltd. (“SLS”), an independent third party, the Company is committed to purchase 100% equity interest in Sony Life Financial Advisers Pte. Ltd. for a cash consideration of SGD2,500,000 (equivalent to $1,882,000). On September 26, 2023, the Company and SLS entered into a supplementary agreement to extend the closing date of the transaction from September 30, 2023 to December 31, 2023.

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

Equity Purchase Agreement — Pursuant to the equity purchase agreement dated September 7, 2023, entered into with Williamsburg Venture Holdings, LLC (“Williamsburg”), an independent third party, it agreed to invest up to $50 million over a 36-month period. During the term, the Company shall be entitled to put, and Williamsburg shall be obligated to purchase, such number of ordinary shares of the Company at price determined. In consideration, the Company is committed to issue 600,000 ordinary shares to Williamsburg. Pursuant to the registration rights agreement, the issuance of shares was subject to the registration process with SEC.

Nasdaq Compliance — On September 20, 2023, the Company received a written notice (the “Notice”) from Nasdaq, notifying that the Company had publicly traded under $1.00 per share for a period of 30 consecutive trading days or more, which failed to comply with Nasdaq Listing Rule 5550(a)(2) and Nasdaq Listing Rule 5810(c)(3)(A). The Notice had no immediate effect but, before March 18, 2024, the Company was required to regain compliance by trading at least $1.00 per share for a minimum of 10 consecutive trading days. Otherwise, after the date, subject to other requirements and conditions, the Company may proceed to delisting procedures. As of the date of the unaudited condensed consolidated financial statements, the Company is still consecutively trading under $1.00, directors of the Company are investigating actions, where appropriate, to regain the compliance, by March 18, 2024.

NOTE 22 — SUBSEQUENT EVENTS

On October 17, 2023, the Company completed to sell the office premises, which classified as asset held for sale as of September 30, 2023, for a consideration of $6.15 million (See Note 7).

On November 7, 2023, the Company signed private placement binding term sheets with an institutional investor, the Company’s Chief Executive Officer, Mr. Ng Wing Fai, and the Company’s management team pursuant to which the Company will receive gross proceeds of approximately $6,242,850, in consideration of (i) 8,918,357 ordinary shares of the Company, and (ii) warrants to purchase up to 1,783,671 ordinary shares at a purchase price of $0.70 per ordinary share and associated warrants. The warrants have an exercise price of $1.00 per AGBA share and shall be exercised with more than $500,000 for each exercise.

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2023, up to November 14, 2023 that the unaudited condensed consolidated financial statements were available to be issued.

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

Our largest distribution channel is the FA Business, operating under the brand name Focus. With its large salesforce of financial advisors, “Focus” provides a wide range of financial products and independent advisory services to individual and corporate customers, primarily in connection with life insurance products. Our FA Business has been the clear market leader in the insurance brokerage industry in Hong Kong for decades, building up a large and highly productive salesforce. As of September 30, 2023, there were around 1,261 financial advisors at “Focus”, organized into 28 sales teams. Each team is led by a “tree head”, responsible for managing the financial advisors within their teams.

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

For the three and nine months ended September 30, 2023, the Company made $11.9 million and $37.6 million, respectively from commission in the Distribution Business. The revenue attributed to the Company during the first quarter of 2023 only captured an insignificant portion of the revenues actually generated by the financial advisors currently associated with Focus.

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

Currently, our platform financial services and investment products mainly comprise mutual fund distributions, portfolio management, money lending, insurance and Mandatory Provident Fund (MPF) products, and international real estate referral and brokerage services, as discussed below:-

The OnePlatform brand currently covers 74 insurance providers selling over 1,200 products, and 45 asset management fund houses with over 970 products.

Fintech Business

The Fintech Business has collected an ensemble of valuable fintech assets in its investment portfolio. Fintech Business’ management team has strived to establish the business as a leading name in the fintech investment sector.

Core Fintech investments held under the Fintech Business as of September 30, 2023 include:

1.	An investment in Tandem Money Limited, a UK digital bank.

2.	An investment in CurrencyFair Limited, a B2B and B2C payments company.

3.	An investment in Oscar Health Inc., a US direct-to-consumer digital health insurer.

4.	An investment in Goxip Inc., a fashion media platform based in Hong Kong.

5.	An investment in LC Healthcare Fund I, L.P., a PRC healthcare and healthtech investment fund.

	Carrying amount in US$ thousands (1)
	September 30, 2023	December 31, 2022
Tandem Money Limited	16,179	16,031
CurrencyFair Limited	5,575	5,718
Oscar Health Inc.(2)	—	2,443
Goxip Inc.	512	513
LC Healthcare Fund I, L.P.	9,375	11,805

Notes:

(1)	Carrying amount represents Fintech’s attributable interest in the investment portfolio asset.

(2)	During the nine months ended September 30, 2023, the Company partially sold 993,108 shares of Oscar Health Inc. on Nasdaq Stock Exchange with an average current market price of $4.01 per share, resulting with a realized gain of $1.5 million.

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

Results of Operations

Three months ended September 30, 2023 vs. Three months ended September 30, 2022

	Three months ended September 30,
	2023	2022	Variance
	(US$ in thousands)		$	%
Revenues:
Interest income:
Loans	$41	$38	3	7.89
Total interest income	41	38	3	7.89
Non-interest income:
Commissions	12,169	12,169	—	—
Recurring service fees	752	793	(41)	(5.17)
Total non-interest income	12,921	12,962	(41)	(0.32)
Total revenues from others	12,962	13,000	(38)	(0.29)
Non-interest income:
Recurring service fees	245	244	1	0.41
Total revenues from related parties	245	244	1	0.41
Total revenues	13,207	13,244	(37)	(0.28)
Operating cost and expenses:
Commission expense	(8,916)	(8,038)	878	10.92
Sales and marketing expense	(754)	(1,457)	(703)	(48.25)
Technology expense	(741)	(335)	406	121.19
Personnel and benefit expense	(7,764)	(3,325)	4,439	133.50
Other general and administrative expenses	(5,982)	(1,094)	4,888	446.80
Total operating cost and expenses	(24,157)	(14,249)	9,908	69.53
Loss from operations	(10,950)	(1,005)	9,945	989.55
Other income (expense):
Interest income	17	7	10	142.86
Interest expense	(393)	(20)	373	1,865.00
Foreign exchange loss, net	(864)	(2,083)	(1,219)	(58.52)
Investment (loss) income, net	(793)	742	(1,535)	(206.87)
Change in fair value of warrant liabilities	1	—	1	N/A
Rental income	79	79	—	—
Sundry income	38	14	24	171.43
Total other expense, net	(1,915)	(1,261)	654	51.86
Loss before income taxes	(12,865)	(2,266)	10,599	467.74
Income tax expense	(56)	(127)	(71)	(55.91)
NET LOSS	$(12,921)	$(2,393)	10,528	439.95

Revenue

The following table summarizes the major operating revenues for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
	2023	2022	Variance
	(US$ in thousands)		$	%
Business segment
Distribution Business	$11,876	$11,753	123	1.05
Platform Business	1,331	1,491	(160)	(10.73)
Fintech Business	—	—	—	—
Healthcare Business	—	—	—	—
TOTAL	$13,207	$13,244	(37)	(0.28)

Distribution Business

The Distribution Business contributed 89.92% and 88.74% of the total revenue for the three months ended September 30, 2023 and 2022, respectively. Income from the Distribution Business mainly related to commissions earned from insurance policies, which slightly increased by US$0.1 million, or 1.05%, from US$11.8 million in 2022 to US$11.9 million in 2023. The largest segment of the Distribution Business is our FA Business, operated under the “Focus” brand name.

Summarized revenue breakdown by product and type of contracts:

	Three months ended September 30,
	2023	2022	Variance
	(US$ in thousands)		$	%
By product:
Life insurance	$11,147	$11,516	(369)	(3.20)
Property-casualty insurance	467	88	379	430.68
Mandatory provident fund and related revenues	262	149	113	75.84
	11,876	11,753	123	1.05

By the type of contracts:
- New and or current year	11,496	11,418	78	0.68
- Recurring	380	335	45	13.43
TOTAL	$11,876	$11,753	123	1.05

Platform Business

The Platform Business contributed 10.08% and 11.26% of the total revenue for the three months ended September 30, 2023 and 2022, respectively.

	Three months ended September 30,
	2023	2022	Variance
	(US$ in thousands)		$	%
Commission	$293	$416	(123)	(29.57)
Recurring service fees	996	1,037	(41)	(3.95)
Loans	42	38	4	10.53
TOTAL	$1,331	$1,491	(160)	(10.73)

Operating Expenses

Commission Expense

	Three months ended September 30,
	2023	2022	Variance
	(US$ in thousands)		$	%
Business segment
Distribution Business	$8,593	$7,655	938	12.25
Platform Business	323	383	(60)	(15.67)
Fintech Business	—	—	—	—
Healthcare Business	—	—	—	—
TOTAL	$8,916	$8,038	878	10.92

The Distribution Business contributed 96.38% and 95.24% of the total commission expense for the three months ended September 30, 2023 and 2022, respectively. Commission expense for the Distribution Business increased by US$0.9 million, or 12.25%, from US$7.7 million in 2022 to US$8.6 million in 2023. The increase mainly attributed to the bonus payment during the three months ended September 30, 2023 to retain the financial advisors.

Sales and Marketing Expense

Sales and Marketing expense decreased by US$0.7 million for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The decrease in sales and marketing expense is mainly attributed to lower spending associated with “AGBA” corporate branding and associated product campaigns for celebrating the successful listing in last year.

Technology Expense

Technology expense increased by US$0.4 million for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase was primarily due to increased headcount to support the continuing growth in the business expansion.

Personnel and Benefit Expense

	Three months ended September 30,
	2023	2022	Variance
	(US$ in thousands)		$	%
Personnel and benefit	$6,446	$3,325	3,121	93.86
Share-based compensation to employees	1,318	—	1,318	N/A
TOTAL	$7,764	$3,325	4,439	133.50

Personnel and benefit cost increased by US$3.1 million for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase was primarily due to the increased headcount to support the continuing growth of the Platform Business and Distribution Business.

Share-Based Compensation

Pursuant to the Share Award Scheme (the “Scheme”), the Company filed S-8 registration statement to register 11,675,397 ordinary shares on February 24, 2023.

During the three months ended September 30, 2023, the Company recorded US$1.3 million in share-based compensation expense on the restricted share units. There was no such expense during the three months ended September 30, 2022. The fair value of the restricted share units is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis.

Other General and Administrative Expenses

	Three months ended September 30,
	2023	2022	Variance
	(US$ in thousands)		$	%
Depreciation	$23	$96	(73)	(76.04)
Financial data subscription expense	154	132	22	16.67
Legal and professional fees	1,379	245	1,134	462.86
Office rental and operating fees	1,221	560	661	118.04
Share-based compensation (service related)	2,151	—	2,151	N/A
Other operating expenses	1,054	61	993	1,627.87
TOTAL	$5,982	$1,094	4,888	446.80

Total other general and administrative expenses increased by US$4.9 million, or 446.80%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The net increase was mainly due to the increase in legal and professional fees of US$1.1 million, office rental and operating fees of US$0.7 million, and share-based compensation of $2.2 million. Upon the consummation of Business Combination, the post-combination entity has expensed more as a listed company, with a significant increase in the legal and professional fees and office rental and operating fees increased were primarily attributed to 1) the US legal counsel fee incurred and 2) the office and administrative expenses pay to the holding company for the use of office premises in Trust Tower and Hopewell Centre, including building management fees, government rates and rent, office rent, lease-related interest, and depreciation actually incurred by the holding company, with the increased occupancy from business expansion. Share-based compensation for the three months ended September 30, 2023 was mainly related to marketing consultancy service rendered by certain third party consultants.

Loss from Operations

Loss from operations increased by US$9.9 million, or 989.55%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase was mainly attributable to the increase in operating expenses of US$9.9 million.

Other Income (Expense), Net

Interest Income

Interest income increased by US$0.01 million for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.

Interest Expense

Interest expense increased by US$0.4 million for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase was mainly attributed to the increase in short-term borrowings during the period.

Foreign Exchange Loss, Net

Foreign exchange loss mainly represented the unrealized net foreign exchange gain (loss) from the translation of long-term investments which are mostly denominated in Sterling. The net foreign exchange loss decreased by US$1.2 million or 58.52% for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, due to the stronger Sterling exchange rate.

Investment (Loss) Income, Net

	Three month ended September 30,
	2023	2022	Variance
	(US$ in thousands)		$	%
Unrealized gain in marketable equity securities	$—	$742	(742)	(100.00)
Unrealized loss in non-marketable equity securities	(1,030)	—	1,030	N/A
Dividend income	237	—	237	N/A
TOTAL	$(793)	$742	(1,535)	(206.87)

Investment loss decreased by US$1.5 million, or 206.87%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, mainly as a result of the unrealized loss in non-marketable equity securities of US$1.0 million, offset by dividend income of US$0.2 million for the three months ended September 30, 2023 as compared to $0.7 million unrealized gain in marketable equity securities for the same period ended in 2022.

Income Tax Expense

Income tax expense decreased by US$0.07 million, or 55.91% for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily attributable to the over provision of income tax for prior years.

Net Loss

Net loss increased by US$10.5 million, or 439.95% for the three months ended September 30, 2023, as compared to September 30, 2022, primarily due to the increase in operating cost and expenses of US$9.9 million and increase in other expense, net of US$0.7 million.

Nine months ended September 30, 2023 vs Nine months ended September 30, 2022

	Nine months ended September 30,
	2023	2022	Variance
	(US$ in thousands)		$	%
Revenues:
Interest income:
Loans	$118	$137	(19)	(13.87)
Total interest income	118	137	(19)	(13.87)
Non-interest income:
Commissions	38,507	15,933	22,574	141.68
Recurring service fees	2,301	2,615	(314)	(12.01)
Total non-interest income	40,808	18,548	22,260	120.01
Total revenues from others	40,926	18,685	22,241	119.03
Non-interest income:
Recurring service fees	725	725	—	—
Total revenues from related parties	725	725	—	—
Total revenues	41,651	19,410	22,241	114.59
Operating cost and expenses:
Commission expense	(28,196)	(11,219)	16,977	151.32
Sales and marketing expense	(3,125)	(2,088)	1,037	49.66
Technology expense	(2,678)	(619)	2,059	332.63
Personnel and benefit expense	(22,672)	(8,734)	13,938	159.58
Other general and administrative expenses	(20,493)	(3,176)	17,317	545.25
Total operating cost and expenses	(77,164)	(25,836)	51,328	198.67
Loss from operations	(35,513)	(6,426)	29,087	452.65
Other income (expense):
Interest income	385	24	361	1,504.17
Interest expense	(806)	(20)	786	3,930.00
Foreign exchange gain (loss), net	41	(4,690)	4,731	100.87
Investment income (loss), net	489	(2,793)	3,282	117.51
Change in fair value of warrant liabilities	3	—	3	N/A
Change in fair value of forward share purchase liability	(82)	—	(82)	N/A
Loss on settlement of forward share purchase agreement	(379)	—	(379)	N/A
Rental income	217	236	(19)	(8.05)
Sundry income	122	169	(47)	(27.81)
Total other expense, net	(10)	(7,074)	(7,064)	(99.86)
Loss before income taxes	(35,523)	(13,500)	22,023	163.13
Income tax expense	(56)	(232)	(176)	(75.86)
NET LOSS	$(35,579)	$(13,732)	21,847	159.10

Revenue

The following table summarizes the major operating revenues for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022	Variance
	(US$ in thousands)		$	%
Business segment
Distribution Business	$37,569	$14,307	23,262	162.59
Platform Business	4,082	5,103	(1,021)	(20.01)
Fintech Business	—	—	—	—
Healthcare Business	—	—	—	—
TOTAL	$41,651	$19,410	22,241	114.59

Distribution Business

The Distribution Business contributed 90.20% and 73.71% of the total revenue for the nine months ended September 30, 2023 and 2022, respectively. Income from the Distribution Business mainly related to commissions earned, which significantly increased by US$23.3 million, or 162.59%, from US$14.3 million in 2022 to US$37.6 million in 2023. The largest segment of the Distribution Business is our FA Business, operated under the “Focus” brand name. Commissions generated by the financial advisors currently associated with Focus, along with associated potential platform commissions and fees, were attributable to the Legacy Group and as such not reflected in the results for the Distribution Business for 2022.

Summarized revenue breakdown by product and type of contracts:

	Nine months ended September 30,
	2023	2022	Variance
	(US$ in thousands)		$	%
By product:
Life insurance	$35,286	$14,014	21,272	151.79
Property-casualty insurance	1,523	136	1,387	1,019.85
Mandatory provident fund and related revenues	760	157	603	384.08
	37,569	14,307	23,262	162.59
By the type of contracts:
- New and or current year	36,944	13,718	23,226	169.31
- Recurring	625	589	36	6.11
TOTAL	$37,569	$14,307	23,262	162.59

Platform Business

The Platform Business contributed 9.80% and 26.29% of the total revenue for the nine months ended September 30, 2023 and 2022, respectively.

	Nine months ended September 30,
	2023	2022	Variance
	(US$ in thousands)		$	%
Commission	$938	$1,626	(688)	(42.31)
Recurring service fees	3,026	3,340	(314)	(9.40)
Loans	118	137	(19)	(13.87)
TOTAL	$4,082	$5,103	(1,021)	(20.01)

Operating Expenses

Commission Expense

	Nine months ended September 30,
	2023	2022	Variance
	(US$ in thousands)		$	%
Business segment
Distribution Business	$27,133	$9,630	17,503	181.75
Platform Business	1,063	1,589	(526)	(33.10)
Fintech Business	—	-—	—	—
Healthcare Business	—	—	—	—
TOTAL	$28,196	$11,219	16,977	151.32

The Distribution Business contributed 96.23% and 85.84% of the total commission expense for the nine months ended September 30, 2023 and 2022, respectively. Commission expense for the Distribution Business increased by US$17.5 million, or 181.75%, from US$9.6 million in 2022 to US$27.1 million in 2023. As a result of the increase in revenue associated with the Distribution Business, commission expense relatively increased.

Sales and Marketing Expense

Sales and Marketing expense increased by US$1.0 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase in sales and marketing expense mainly reflects spending associated with “AGBA” corporate branding and associated product campaigns, celebrating it’s the successful listing, through public relations, corporate video and campaigns, digital marketing and public advertisements.

Technology Expense

Technology expense increased by US$2.1 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was primarily due to increased headcount to support the continuing growth in the business expansion.

Personnel and Benefit Expense

	Nine months ended September 30,
	2023	2022	Variance
	(US$ in thousands)		$	%
Personnel and benefit	$18,719	$8,734	9,985	114.32
Share-based compensation to employees	3,953	—	3,953	N/A
TOTAL	$22,672	$8,734	13,938	159.58

Personnel and benefit cost increased by US$10.0 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was primarily due to the increased headcount to support the continuing growth of the Platform Business and Distribution Business.

Share-Based Compensation

Pursuant to the Share Award Scheme (the “Scheme”), the Company filed S-8 registration statement to register 11,675,397 ordinary shares on February 24, 2023.

During the nine months ended September 30, 2023, the Company recorded US$4.0 million in share-based compensation expense on the restricted share units. There was no such expense during the nine months ended September 30, 2022. The fair value of the restricted share units is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis.

Other General and Administrative Expenses

	Nine months ended September 30,
	2023	2022	Variance
	(US$ in thousands)		$	%
Depreciation on property and equipment	$238	$288	(50)	(17.36)
Financial data subscription expense	293	401	(108)	(26.93)
Legal and professional fees	4,474	711	3,763	529.25
Office rental and operating fees	5,089	1,564	3,525	225.38
Share-based compensation (service related)	8,026	—	8,026	N/A
Other operating expenses	2,373	212	2,161	1,019.34
TOTAL	$20,493	$3,176	17,317	545.25

Total other general and administrative expenses increased by US$17.3 million, or 545.25%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The net increase was mainly due to the increase in legal and professional fees of US$3.8 million, office rental and operating fees of US$3.5 million, share-based compensation of US$8.0 million, other operating expenses of US$2.2 million, offset by a decrease in financial data subscription expense of US$0.1 million. Upon the consummation of Business Combination, the post-combination entity has expensed more as a listed company, with a significant increase in the legal and professional fees and office rental and operating fees increased were primarily attributed to 1) the US legal counsel fee incurred and 2) the office and administrative expenses pay to the holding company for the use of office premises in Trust Tower and Hopewell Centre, including building management fees, government rates and rent, office rent, lease-related interest, and depreciation actually incurred by the holding company, with the increased occupancy from business expansion. Share-based compensation for the nine months ended September 30, 2023 was mainly related to marketing consultancy services rendered by certain third party consultants, payable by aggregated 4,400,000 ordinary shares at the market price ranging from $0.860 to $2.124 per share.

Loss from Operations

Loss from operations increased by US$29.1 million, or 452.65%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was mainly attributable to the increase in operating expenses of US$51.3 million and offset by the increase in revenues of US$22.2 million.

Other Income (Expense), Net

Interest Income

Interest income increased by US$0.4 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Interest Expense

Interest expense increased by US$0.8 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was mainly attributed to the increase in borrowings during the period.

Foreign Exchange Gain (Loss), Net

Foreign exchange gain (loss) mainly represented the unrealized net foreign exchange gain (loss) from the translation of long-term investments which are mostly denominated in Sterling. The net foreign exchange gain increased by US$4.7 million or 100.87% for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, due to the stronger Sterling exchange rate.

Investment Income (Loss), Net

	Nine month ended September 30,
	2023	2022	Variance
	(US$ in thousands)		$	%
Unrealized loss in marketable equity securities	$—	$(2,793)	(2,793)	(100.00)
Realized gain in marketable equity securities	1,543	—	1,543	N/A
Unrealized loss in non-marketable equity securities	(2,458)	—	2,458	N/A
Dividend income	1,404	—	1,404	N/A
TOTAL	$489	$(2,793)	3,282	117.51

Investment income increased by US$3.3 million, or 117.51%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, mainly as a result of the realized gain of US$1.5 million on the sale of the shares of Oscar Health Inc. in the open market at the average market price of $4.01 per shares and dividend income of US$1.4 million, offset by unrealized loss in non-marketable equity securities of US$2.5 million, which was fewer than the unrealized loss in marketable securities of US$2.8 million.

Loss on settlement of forward share purchase agreement

Loss on settlement of forward share purchase agreement was resulted from the early termination of the Meteora Backstop Agreement on June 29, 2023. For the nine months ended September 30, 2023, the loss on settlement of forward share purchase agreement was $0.4 million recognized in the unaudited condensed consolidated statements of operations and comprehensive loss.

Income Tax Expense

Income tax expense decreased by US$0.2 million, or 75.86% for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily attributable to the over provision of income tax for prior years.

Net Loss

Net loss increased by US$21.8 million, or 159.10% for the nine months ended September 30, 2023, as compared to nine months ended September 30, 2022, primarily due to the increase in operating cost and expenses of US$51.3 million, offset by the increase in revenues of US$22.2 million and increase in other expense, net of US$7.1 million.

Liquidity and Capital Resources

Sources of Liquidity

We have a history of operating losses and negative cash flow. During the nine months ended September 30, 2023, we reported a net loss of US$35.6 million and reported a negative operating cash flow of US$33.4 million. As of September 30, 2023, our cash balance was US$1.6 million for working capital use. Our management estimates that currently available cash will not be able to provide sufficient funds to meet the planned obligations for the next 12 months starting September 30, 2023.

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

Cash Flows

As of September 30, 2023, we had cash and cash equivalents totalling US$1.6 million, and US$20.6 million in restricted cash.

As of December 31, 2022, we had cash and cash equivalents totalling US$6.4 million, and US$44.8 million in restricted cash.

The following table summarizes our cash flows for the periods presented:

	Nine months ended September 31,
	2023	2022
	(US$ in thousands)
Net cash used in operating activities	$(33,365)	$(2,132)
Net cash provided by (used in) investing activities	4,687	(6,870)
Net cash used in financing activities	(415)	(12,776)
Effect on exchange rate change on cash and cash equivalents	(26)	(364)
Net change in cash, cash equivalents and restricted cash	(29,119)	(22,142)
Cash, cash equivalents and restricted cash, at the beginning	51,294	73,081
Cash, cash equivalents and restricted cash, at the end	22,175	50,939
Representing as:
Cash and cash equivalents	1,622	16,261
Restricted cash – fund held in escrow	20,553	34,678
	$22,175	$50,939

The following table sets forth a summary of our working capital:

	September 30, 2023	December 31, 2022	Variance
	(US$ in thousands)		$	%
Total Current Assets	$34,734	$55,756	(21,022)	(37.70)
Total Current Liabilities	74,545	97,021	(22,476)	(23.17)
Working Deficit	(39,811)	(41,265)	(1,454)	(3.52)

Working Deficit

The working deficit as of September 30, 2023 and December 31, 2022 was amounted to approximately US$39.8 million and US$41.3 million, respectively, a decrease of US$1.5 million or 3.52%.

Cash Flows from Operating Activities

Net cash used in operating activities was US$33.4 million and US$2.1 million for the nine months ended September 30, 2023 and 2022, respectively.

Net cash used in operating activities for the nine months ended September 30, 2023 was primarily the result of the net loss of US$35.6 million, an increase in accounts receivable of US$0.6 million, increase in deposits, prepayments, and others receivable of US$2.9 million, decrease in escrow liabilities of US$8.9 million, decrease in lease liabilities of US$0.6 million and decrease in income tax payable of US$0.1 million. These amounts were partially offset by the increase in accounts payable and accrued liabilities of US$5.5 million, and non-cash adjustments consisting of share-based compensation expense of US$12.0 million, non-cash lease expense of US$0.9 million, depreciation of property and equipment of US$0.2 million, interest income on notes receivable of US$0.02 million, net foreign exchange gain of US$0.04 million, net investment income of US$0.5 million, allowance for credit losses on financial instruments of US$0.7 million, loss on settlement of forward share purchase agreement of US$0.4 million and reversal of annual bonus accrued in prior year of US$3.8 million.

Net cash used in operating activities for the nine months ended September 30, 2022 was primarily the result of the net loss of US$13.7 million, decrease in loans receivable of US$2.3 million, an increase in accounts payable and accrued liabilities of US$2.8 million, an increase in escrow liabilities of US$0.2 million, an increase in income tax payable of US$0.3 million, and non-cash adjustments consisting of unrealized investment loss of US$2.8 million, net foreign exchange loss of US$4.7 million, and depreciation on property and equipment of US$0.3 million. These amounts were partially offset by the increase in accounts receivable of US$1.5 million, increase in deposits, prepayments, and others receivable of US$0.3 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2023 of US$4.7 million was primarily due to proceeds from sale of investments of US$4.0 million, dividend received from long-term investments of US$1.4 million, offset by the purchase of notes receivable of US$0.6 million and purchase of property and equipment of US$0.1 million.

Net cash used in investing activities for the nine months ended September 30, 2022 of US$6.9 million was primarily due to the proceeds from sale of investments of US$1.8 million, offset by the purchase of property and equipment of US$0.9 million, and payment of earnest deposit of US$7.8 million for the purchase of long-term investments.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2023 of US$0.4 million was primarily due to advances from holding company of US$6.3 million, proceeds from borrowings of US$7.2 million, offset by the settlement of forward share purchase agreement of US$14.0 million.

Net cash used in financing activities for the nine months ended September 30, 2022 of US$12.8 million was primarily due to advances from the holding company of US$0.2 million, proceeds from borrowings of US$4.5 million, offset by the dividend distribution of US$17.4 million to the holding company.

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

For the nine months ended September 30, 2023, we reported a net loss of approximately US$35.6 million. With a significant increase in our operating costs, described in the paragraph below, we had an accumulated deficit of approximately US$75.0 million as of September 30, 2023.

However, coupled with its business expansion, we reported significant sales growth with total revenue of approximately US$41.7 million for the nine months ended September 30, 2023 (2022: US$19.4 million), and resulted with an operating loss of approximately US$35.5 million (2022: US$6.4 million). We expect to continue our business growth, while closely monitoring our future spending.

Our ability to continue as a going concern is dependent on the management’s ability to successfully implement its plans and fund-raising exercises. Our management team believes that we will be able to continue to grow our revenue base and control our expenditures. In parallel, our management team will continually monitor our capital structure and operating plans and search for potential funding alternatives in order to finance our business development activities and operating expenses. These alternatives may include borrowings, raising funds through public equity or debt markets. However, we cannot predict the exact amount or timing of the alternatives, or guarantee those alternatives will be favorable to our shareholders. Any failure to obtain financing when required will have a material adverse impact on our business, operation and financial result.

Certain potential funding alternatives have been carried by us, as follows:

1.	On September 7, 2023, we entered into an equity purchase agreement with an independent third party to agree to invest up to $50 million over a 36-month period.

2.	On November 7, 2023, we signed private placement binding term sheets with an institutional investor, our Chief Executive Officer, Mr. Ng Wing Fai, and our management team pursuant to which we will receive gross proceeds of approximately $6,242,850, in consideration of (i) 8,918,357 ordinary shares of our ordinary shares, and (ii) warrants to purchase up to 1,783,671 ordinary shares at a purchase price of $0.70 per ordinary share and associated warrants. The warrants have an exercise price of $1.00 per our ordinary share and shall be exercised with more than $500,000 for each exercise.

With these funding initiatives, our management believes that we would be able to strengthen our financial position, improve our liquidity, and enhance our ability to navigate the challenging market conditions.

Capital Commitments

Notes Receivable Agreement — Pursuant to the Agreements, subject to demand, the Company is committed to subscribe the notes of Investment A with an aggregate amount of $1,673,525, in batches, which are payable on or before January 31, 2024. As of September 30, 2023, the remaining committed subscription amount was $1,084,439.

Capital Contribution in L.C. Healthcare Fund I, L.P. — As of September 30, 2023, the remaining committed capital amount in Investment F was $304,489.

Sale and Purchase Agreement — Pursuant to the Agreement entered with Sony Life Singapore Pte. Ltd. (“SLS”), the Company is committed to purchase 100% equity interest in Sony Life Financial Advisers Pte. Ltd. for a cash consideration of SGD2,500,000 (equivalent to $1,882,000). On September 26, 2023, the Company and SLS entered a supplementary agreement to extend the closing date of the transaction from September 30, 2023 to December 31, 2023.

Equity Purchase Agreement — Pursuant to the Agreement entered with Williamsburg Venture Holdings, LLC (the “Investor”), pursuant to which the Investor agreed to invest up to Fifty Million Dollars ($50,000,000) over a 36-month period (unless otherwise determined therein) in accordance with the terms and conditions of an Equity Purchase Agreement, dated as of September 7, 2023, by and between the Company and the Investor (the “Equity Purchase Agreement”). During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of ordinary shares of the Company (such shares, the “Put Shares”) and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Put Shares shall be the average of the highest and lowest traded price of the ordinary shares on the principal market for five (5) consecutive trading days immediately preceding the relevant Closing Date (defined therein), as reported by Bloomberg Finance L.P. or other reputable source. Further, in consideration of the Company’s Put rights, the Investor shall be entitled to 600,000 ordinary shares of the Company within no later than 5 trading days from the date of the Equity Purchase Agreement and pursuant to the Equity Purchase Agreement, the Investor may not acquire at any point, more than 5% of the outstanding ordinary shares of the Company. In connection with the Equity Purchase Agreement, the parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the ordinary shares issuable under the Equity Purchase Agreement, among other securities.

Nasdaq Compliance — On September 20, 2023, the Company received written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that, based on the closing bid price of the Company’s ordinary shares, par value $0.001 per share (the “Ordinary Shares”), for the last 30 consecutive trading days, the Company no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive trading days.

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

Critical Accounting Policies, Judgements and Estimates

The preparation of financial statements in conformity with GAAP requires us to make judgments, estimates, and assumptions in the preparation of our unaudited condensed consolidated financial statements. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies and estimates as reported in our 2022 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As at September 30, 2023, the Company involved with various legal proceedings:-

Action Case: HCA702/2018 On March 27, 2018, the writ of summons was issued against the Company and seven related companies of the former shareholder by the Plaintiff. This action alleged the infringement of certain registered trademarks currently registered under the Plaintiff. On February 23, 2023, the Court granted leave for this action be set down for trial of 13 days, and the trial will commence on November 25, 2024. Legal counsel of the Company will continue to handle in this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonably possible loss, if any.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company approved a share repurchase program on April 18, 2023 authorizing to purchase up to 1,000,000 ordinary shares at a maximum price of $10 per share from the open market, for a term of one year, expiry in April 2024. The Company did not repurchase ordinary shares or entered into 10b5-1 plan during the three months period ended September 30, 2023. The Company adopted its share repurchase plan with the goal of returning excess capital to shareholders in accordance with our capital allocation policy. The share repurchase plan permits the exercise of the plan through open-market repurchases, private transactions and other similar transactions.

Company Rule 10b5-1 Trading Arrangements

The Company did not repurchase ordinary shares or entered into 10b5-1 plan during the three months period ended September 30, 2023.

Other Information

During the quarter ended September 30, 2023, none of the Company’s directors or officers who are subject to the filing requirements of Section 16 of the Securities Exchange Act adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
26*	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGBA GROUP HOLDING LIMITED

Date: November 14, 2023	By:	/s/ Ng Wing Fai
	Name:	Ng Wing Fai
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Shu Pei Huang, Desmond
	Name:	Shu Pei Huang, Desmond
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)