Form 10-Q/A
period 2023-03-31
AGBA Group Holding Ltd.
filed 2024-03-28
CIK 1769624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of March 26, 2024, there were 74,391,357 ordinary shares, par value $0.001 per share, issued and outstanding.

Explanatory Note

AGBA Group Holding Limited (the “Company”, “we”, “our”, or “us”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Q1 2023 Form 10-Q”), as filed with the Securities and Exchange Commission on May 15, 2023, to (i) restate its unaudited condensed consolidated financial statements as of March 31, 2023, which should no longer be relied on and being restated herein; and (ii) describe the restatement and its impact on previously reported amounts.

Restatement background

In June 2021, the Company received the offer from JP Morgan Chase Holdings LLC to purchase all its equity interest in Nutmeg Saving and Investment Limited (“Nutmeg”). Nutmeg is incorporated in the United Kingdom and engaged in the provision of online discretionary investment management services. The cash consideration was approximately $187 million (equivalent to approximately GBP 135 million) and fully received in September 2021, resulting in a realized gain of approximately $139 million (equivalent to approximately GBP 101 million). As of December 31, 2021, the Company recorded an income tax payable of $23 million based on the Hong Kong profit tax rate of 16.5%.

The Company corrected its previous conclusion of provision of income tax liabilities of $23 million related to the disposal of Nutmeg. The Company had previously believed that the gain from the sale of Nutmeg should have been taxed at the 16.5% profit tax rate in Hong Kong during the year of disposal, resulting in a recorded income tax liability of $23 million. After reassessing whether income tax should be provided, the Company reviewed that there was an error resulting from the improper application of US tax law and Hong Kong tax law due to the mistaken omission of the consideration of Hong Kong tax law, and came to the conclusion that there should be no income tax applied when selling a long-term investment in Hong Kong.

The impact of restatement

The impact of the accounting errors was a cumulative reduction in the income tax provision of $23 million and a cumulative decrease in the accumulated deficit of $23 million, and it had no impact on the unaudited condensed consolidated statements of operations and comprehensive loss and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022.

In light of the accounting error above, the Audit Committee of the Company’s Board of Directors, in consultation with the Company’s management and the independent auditor, concluded that the Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023 included in the Form 10-Q filed with the SEC on May 15, 2023 should no longer be relied upon and that it is appropriate to restate the Company’s unaudited condensed consolidated financial statements for such period (collectively, the “Restatements”).

We are filing this Amendment to amend and restate the Q1 2023 Form 10-Q with modifications as necessary to reflect these Restatements. Part I, Item 1. Financial Statements and Supplementary Data has been amended to reflect the Restatements.

This Amendment includes new certifications by our principal executive officer and principal financial and accounting officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 dated as of this filing in connection with this Form 10-Q/A as exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

Except as described above, no other information included in the Original Financial Statements is being amended or updated by this Amendment and, other than as described herein, this Amendment does not purport to reflect any information or events subsequent to the Original Financial Statements. This Amendment continues to describe the conditions as of the date of the Original Financial Statements and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Financial Statements. Accordingly, this Amendment should be read in conjunction with the Original Financial Statements and with our filings with the SEC subsequent to the Financial Statements.

AGBA GROUP HOLDING LIMITED

Quarterly Report on Form 10-Q/A

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AGBA GROUP HOLDING LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2023	December 31, 2022
ASSETS	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$3,653,778	$6,449,876
Restricted cash	44,982,294	44,844,196
Accounts receivable, net	3,203,410	2,822,162
Accounts receivable, net, related parties	359,488	272,546
Loans receivable	517,376	517,479
Income tax recoverable	423,407	260,120
Deposit, prepayments, and other receivables	1,105,649	589,786
Total current assets	54,245,402	55,756,165

Non-current assets:
Loans receivable	1,062,774	1,072,392
Property and equipment, net	7,222,567	7,359,416
Notes receivables	588,858	-
Long-term investments, net	34,545,838	37,033,360
Total non-current assets	43,420,037	45,465,168

TOTAL ASSETS	$97,665,439	$101,221,333

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,501,963	$20,274,429
Escrow liabilities	29,463,549	29,487,616
Borrowings	6,251,749	4,477,254
Amounts due to the holding company	4,973,844	6,289,743
Forward share purchase liability	13,573,788	13,491,606
Total current liabilities	71,764,893	74,020,648

Long-term liabilities:
Warrant liabilities	3,868	4,548
Deferred tax liabilities	45,613	45,858
Total long-term liabilities	49,481	50,406

TOTAL LIABILITIES	71,814,374	74,071,054

Commitments and contingencies	—	—

Shareholders’ equity:
Ordinary shares, $0.001 par value; 200,000,000 shares authorized, 61,750,898 and 58,376,985 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	61,751	58,377
Ordinary shares to be issued	1,665	1,665
Additional paid-in capital	54,773,534	43,870,308
Accumulated other comprehensive loss	(518,142)	(384,938)
Accumulated deficit	(28,467,743)	(16,395,133)
Total shareholders’ equity	25,851,065	27,150,279

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$97,665,439	$101,221,333

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

AGBA GROUP HOLDING LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31, 2023
	Ordinary shares		Ordinary shares to be issued		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	No. of shares	Amount	capital	loss	deficit	equity
Balance as of January 1, 2023 (restated)	58,376,985	$58,377	1,665,000	$1,665	$43,870,308	$(384,938)	$(16,395,133)	$27,150,279

Issuance of ordinary shares to settle finder fee	2,173,913	2,174	—	—	3,997,826	—	—	4,000,000
Share-based compensation	1,200,000	1,200	—	—	3,905,400	—	—	3,906,600
Forgiveness of amount due to shareholder	—	—	—	—	3,000,000	—	—	3,000,000
Foreign currency translation adjustment	—	—	—	—	—	(133,204)	—	(133,204)
Net loss for the period	—	—	—	—	—	—	(12,072,610)	(12,072,610)

Balance as of March 31, 2023 (restated)	61,750,898	$61,751	1,665,000	$1,665	$54,773,534	$(518,142)	$(28,467,743)	25,851,065

	Three months ended March 31, 2022
	Ordinary shares		Ordinary shares to be issued		Additional paid-in	Receivable from the	Accumulated other comprehensive	Retained	Total shareholders’
	No. of shares	Amount	No. of shares	Amount	capital	Shareholder	loss	earnings	equity
Balance as of January 1, 2022, as reported	53,835,000	$53,835	1,665,000	$1,665	$38,706,226	$(29,562,195)	$(179,461)	$52,125,502	$61,145,572
Restatement	—	—	—	—	—	—	—	23,000,000	23,000,000

Balance as of January 1, 2022 (restated)	53,835,000	$53,835	1,665,000	$1,665	$38,706,226	$(29,562,195)	$(179,461)	$75,125,502	$84,145,572
Special dividend to the shareholder	—	—	—	—	—	29,562,195	—	(47,000,000)	(17,437,805)
Foreign currency translation adjustment	—	—	—	—	—	—	(274,351)	—	(274,351)
Net loss for the period	—	—	—	—	—	—	—	(447,394)	(447,394)

Balance as of March 31, 2022 (restated)	53,835,000	$53,835	1,665,000	$1,665	$38,706,226	$—	$(453,812)	$27,678,108	$65,986,022

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

NOTE 2 － RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated the accompanying unaudited condensed consolidated financial statements and related disclosure for the three months ended March 31, 2023 that were previously included in the Form 10-Q filed with the SEC on May 15, 2023.

Restatement Background

In June 2021, the Company received the offer from JP Morgan Chase Holdings LLC to purchase all its equity interest in Nutmeg Saving and Investment Limited (“Nutmeg”). Nutmeg is incorporated in the United Kingdom and engaged in the provision of online discretionary investment management services. The cash consideration was approximately $187 million (equivalent to approximately GBP 135 million) and fully received in September 2021, resulting in a realized gain of approximately $139 million (equivalent to approximately GBP 101 million). As of December 31, 2021, the Company recorded an income tax payable of $23 million based on the Hong Kong profit tax rate of 16.5%.

The Company corrected its previous conclusion of provision of income tax liabilities of $23 million related to the disposal of Nutmeg. The Company had previously believed that the gain from the sale of Nutmeg should have been taxed at the 16.5% profit tax rate in Hong Kong during the year of disposal, resulting in a recorded income tax liability of $23 million. After reassessing whether income tax should be provided, the Company reviewed that there was an error resulting from the improper application of US tax law and Hong Kong tax law due to the mistaken omission of the consideration of Hong Kong tax law, and came to the conclusion that there should be no income tax applied when selling a long-term investment in Hong Kong.

The impact of restatement

The impact of the accounting errors was a cumulative reduction in the income tax provision of $23 million and a cumulative decrease in the accumulated deficit of $23 million, and it had no impact on the unaudited condensed consolidated statements of operations and comprehensive loss and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022.

The following table summarized the effect of the restatement on each financial statement line items as of and for the three months ended March 31, 2023 and for the year ended December 31, 2022, as indicated:

Summary of restatement – condensed consolidated balance sheet

	As of March 31, 2023
	As Previously Reported	Adjustment	As Restated
Income tax payable	$23,000,000	$(23,000,000)	$—
Total current liabilities	$94,764,893	$(23,000,000)	$71,764,893
Total liabilities	$94,814,374	$(23,000,000)	$71,814,374
Accumulated deficit	$(51,467,743)	$23,000,000	$(28,467,743)
Total shareholders’ equity	$2,851,065	$23,000,000	$25,851,065

AGBA GROUP HOLDING LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

	As of December 31, 2022
	As Previously Reported	Adjustment	As Restated
Income tax payable	$23,000,000	$(23,000,000)	$—
Total current liabilities	$97,020,648	$(23,000,000)	$74,020,648
Total liabilities	$97,071,054	$(23,000,000)	$74,071,054
Accumulated deficit	$(39,395,133)	$23,000,000	$(16,395,133)
Total shareholders’ equity	$4,150,279	$23,000,000	$27,150,279

Summary of restatement – condensed consolidated statements of changes in shareholders’ equity

	For the three months ended March 31, 2023
	As Previously Reported	Adjustment	As Restated
Balance as of January 1, 2023
Accumulated (deficit) retained earnings	$(39,395,133)	$23,000,000	$(16,395,133)
Total shareholders’ equity	$4,150,279	$23,000,000	$27,150,279
Balance as of March 31, 2023
Accumulated (deficit) retained earnings	$(51,467,743)	$23,000,000	$(28,467,743)
Total shareholders’ equity	$2,851,065	$23,000,000	$25,851,065

	For the three months ended March 31, 2022
	As Previously Reported	Adjustment	As Restated
Balance as of January 1, 2022
Retained earnings	$52,125,502	$23,000,000	$75,125,502
Total shareholders’ equity	$61,145,572	$23,000,000	$84,145,572
Balance as of March 31, 2022
Retained earnings	$4,678,108	$23,000,000	$27,678,108
Total shareholders’ equity	$42,986,022	$23,000,000	$65,986,022

NOTE 3 － SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES

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

Restricted cash consist of funds held in escrow accounts reflecting (i) the restricted cash and cash equivalents maintained in certain bank accounts that are held for the exclusive interest of the Company’s customers and (ii) the full obligation to an investor in connection with the Meteora Backstop Agreement (see Note 5).

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

For the three months ended March 31, 2023, the Company adopted ASC Topic 326 “Credit Losses – Measurement of Credit Losses on Financial Instruments” (ASC Topic 326) for the first time. The adoption of this standard did not have a material impact on the unaudited condensed consolidated financial statements. For further details, please refer to Note 6, 7 and 8.

Besides, there were no new standards or updates during the three months ended March 31, 2023 that had a material impact on the unaudited condensed consolidated financial statements.

NOTE 4 － LIQUIDITY AND GOING CONCERN

The accompanying unaudited condensed consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the three months ended March 31, 2023, the Company reported $12,072,610 net loss and $10,196,863 net cash outflows from operating activities. As of March 31, 2023, the Company had an accumulated deficit of $28,467,743 and cash and cash equivalents of $3,653,778.

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

NOTE 5 － RESTRICTED CASH

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

NOTE 7 － LOANS RECEIVABLES

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

NOTE 8 － NOTES RECEIVABLES

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

NOTE 10 － BORROWINGS

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

NOTE 11 － FORWARD SHARE PURCHASE LIABILITY

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

NOTE 12 － WARRANT LIABILITIES

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

NOTE 13 － SHAREHOLDERS’ EQUITY

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

The private warrants are accounted as liabilities, remeasured to fair value on a recurring basis, with changes in fair value recorded to the condensed consolidated statements of operations (see Note 12).

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

NOTE 14 － OPERATING COST AND EXPENSES

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

NOTE 15 － INCOME TAXES

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

NOTE 16 － SEGMENT INFORMATION

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

NOTE 17 － RELATED PARTY BALANCES AND TRANSACTIONS

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

NOTE 18 － CONCENTRATIONS OF RISK

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

NOTE 19 － COMMITMENTS AND CONTINGENCIES

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

NOTE 20 － SUBSEQUENT EVENTS

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q/A including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section included in our 2022 Annual Report filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

	Three months ended March 31,
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

	Three months ended March 31,
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

	Three months ended March 31,
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

	Three months ended March 31,
	2023	2022	Variance
	(US$ in thousands)		$	%
Commissions	$340	$647	(307)	(47.45)
Recurring service fees	1,007	1,188	(181)	(15.24)
Loans	38	61	(23)	(37.70)
	$1,385	$1,896	(511)	(26.95)

Operating Expenses

Commission Expense

	Three months ended March 31,
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

	Three months ended March 31,
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

	Three months ended March 31,
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

	Three months ended March 31,
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

Our ability to continue as a going concern is dependent on our ability to successfully implement our plans. Our management believes that it will be able to continue to grow our revenue base and control expenditures. In parallel, AGBA continually monitors its capital structure and operating plans and evaluates various potential funding alternatives that may be needed in order to finance our business development activities, general and administrative expenses, and growth strategy. These alternatives include external borrowings, raising funds through public equity, or tapping debt markets. Although there is no assurance that, if needed, we will be able to pursue these fundraising initiatives and have access to the capital markets going forward. The unaudited condensed consolidated financial statements attached to this Form 10-Q/A do not include any adjustments that might result from the outcome of these uncertainties.

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

We expect that operating losses could continue into the foreseeable future as we continue to invest in growing our businesses. Based upon our current operating plans, our management believes that cash and equivalents will not be able to provide sufficient funds to its operations for at least the next 12 months from the date of its unaudited condensed consolidated financial statements provided with this Form 10-Q/A. However, these forecasts involve risks and uncertainties, and actual results could vary materially.

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

As of December 31, 2022, we had cash and cash equivalents totalling US$6.4 million, and US$44.8 million in restricted cash.

The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2023	2022
	(US$ in thousands)
Net cash (used in) provided by operating activities	$(10,197)	$1,331
Net cash provided by (used in) investing activities	3,989	(6,853)
Net cash provided by (used in) financing activities	3,468	(14,525)
Effect on exchange rate change on cash and cash equivalents	82	(100)
Net change in cash, cash equivalents and restricted cash	(2,658)	(20,147)
Cash, cash equivalents and restricted cash, at the beginning	51,294	73,081
Cash, cash equivalents and restricted cash, at the end	48,636	52,934
Representing as:
Cash and cash equivalents	3,654	16,721
Restricted cash – forward share purchase agreement	15,519	—
Restricted cash – fund held in escrow	29,463	36,213
	$48,636	$52,934

The following table sets forth a summary of our working capital:

	March 31, 2023 (restated)	December 31, 2022 (restated)	Variance
	(US$ in thousands)		$	%
Total Current Assets	$54,245	$55,756	(1,511)	(2.71)
Total Current Liabilities	71,765	74,021	(2,256)	(3.05)
Working Deficit	(17,520)	(18,265)	(745)	(4.08)

Working Deficit

The working deficit as of March 31, 2023 and December 31, 2022 was amounted to approximately US$17.52 million and US$18.27 million, respectively, a decline of US$0.7 million or 4.08%.

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

For the three months ended March 31, 2023, we reported a net loss of approximately US$12.1 million. With a significant increase in our operating costs, described in the paragraph below, we had an accumulated deficit of approximately US$28.5 million as of March 31, 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q/A, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

AGBA GROUP HOLDING LIMITED

Date: March 28, 2024	By:	/s/ Ng Wing Fai
	Name:	Ng Wing Fai
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: March 28, 2024	By:	/s/ Shu Pei Huang, Desmond
	Name:	Shu Pei Huang, Desmond
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)