Form 10-Q/A
period 2023-06-30
AGBA Group Holding Ltd.
filed 2024-03-28
CIK 1769624

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

Explanatory Note

AGBA Group Holding Limited (the “Company”, “we”, “our”, or “us”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (the “Q2 2023 Form 10-Q”), as filed with the Securities and Exchange Commission on August 11, 2023, to (i) restate its unaudited condensed consolidated financial statements as of June 30, 2023, which should no longer be relied on and being restated herein; and (ii) describe the restatement and its impact on previously reported amounts.

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

The impact of restatement

The impact of the accounting errors was a cumulative reduction in the income tax provision of $23 million and a cumulative decrease in the accumulated deficit of $23 million, and it had no impact on the unaudited condensed consolidated statements of operations and comprehensive loss and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022.

In light of the accounting error above, the Audit Committee of the Company’s Board of Directors, in consultation with the Company’s management and the independent auditor, concluded that the Company’s unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2023 included in the Form 10-Q filed with the SEC on August 11, 2023 should no longer be relied upon and that it is appropriate to restate the Company’s unaudited condensed consolidated financial statements for such period (collectively, the “Restatements”).

We are filing this Amendment to amend and restate the Q2 2023 Form 10-Q with modifications as necessary to reflect these Restatements. Part I, Item 1. Financial Statements and Supplementary Data has been amended to reflect the Restatements.

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

AGBA GROUP HOLDING LIMITED

Quarterly Report on Form 10-Q/A

i

PART I – FINANCIAL INFORMATION

AGBA GROUP HOLDING LIMITED

AGBA GROUP HOLDING LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2023	December 31, 2022
ASSETS	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$3,783,780	$6,449,876
Restricted cash	27,454,651	44,844,196
Accounts receivable, net	3,430,780	2,822,162
Accounts receivable, net, related parties	601,576	272,546
Loans receivable, net	516,237	517,479
Notes receivable, net	601,490	—
Asset held for sale	5,459,822	—
Income tax recoverable	397,655	260,120
Deposits, prepayments, and others receivable, net	2,997,021	589,786
Total current assets	45,243,012	55,756,165

Non-current assets:
Rental deposit, net	957,814	—
Loans receivable, net	1,059,776	1,072,392
Property and equipment, net	1,733,464	7,359,416
Right-of-use asset, net	12,361,125	—
Long-term investments, net	33,947,066	37,033,360
Total non-current assets	50,059,245	45,465,168

TOTAL ASSETS	$95,302,257	$101,221,333

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$19,088,631	$20,274,429
Escrow liabilities	27,454,651	29,487,616
Borrowings	6,255,238	4,477,254
Amounts due to the holding company	4,539,168	6,289,743
Lease liabilities	1,186,200	—
Forward share purchase liability	—	13,491,606
Total current liabilities	58,523,888	74,020,648

Non-current liabilities:
Lease liabilities	11,227,185	—
Warrant liabilities	2,173	4,548
Deferred tax liabilities	45,680	45,858
Total non-current liabilities	11,275,038	50,406

TOTAL LIABILITIES	69,798,926	74,071,054

Commitments and contingencies (Note 22)	—	—

Shareholders’ equity:
Ordinary shares, $0.001 par value; 200,000,000 shares authorized, 67,461,998 and 58,376,985 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	67,462	58,377
Ordinary shares to be issued	—	1,665
Additional paid-in capital	64,973,808	43,870,308
Accumulated other comprehensive loss	(484,907)	(384,938)
Accumulated deficit	(39,053,032)	(16,395,133)
Total shareholders’ equity	25,503,331	27,150,279

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$95,302,257	$101,221,333

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

AGBA GROUP HOLDING LIMITED

UNAUDITED CONDESED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three and six Months ended June 30, 2023
	Ordinary shares		Ordinary shares to be issued		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	No. of shares	Amount	capital	income (loss)	deficit	equity
Balance as of January 1, 2023 (restated)	58,376,985	$58,377	1,665,000	$1,665	$43,870,308	$(384,938)	$(16,395,133)	$27,150,279

Issuance of ordinary shares to settle finder fee	2,173,913	2,174	—	—	3,997,826	—	—	4,000,000
Share-based compensation	1,200,000	1,200	—	—	3,905,400	—	—	3,906,600
Forgiveness of amounts due to the holding company	—	—	—	—	3,000,000	—	—	3,000,000
Foreign currency translation adjustment	—	—	—	—	—	(133,204)	—	(133,204)
Net loss for the period	—	—	—	—	—	—	(12,072,610)	(12,072,610)
Balance as of March 31, 2023 (restated)	61,750,898	61,751	1,665,000	1,665	54,773,534	(518,142)	(28,467,743)	25,851,065

Issuance of holdback shares	1,665,000	1,665	(1,665,000)	(1,665)	—	—	—	—
Share-based compensation	4,046,100	4,046	—	—	4,600,274	—	—	4,604,320
Forgiveness of amounts due to the holding company	—	—	—	—	5,600,000	—	—	5,600,000
Foreign currency translation adjustment	—	—	—	—	—	33,235	—	33,235
Net loss for the period	—	—	—	—	—	—	(10,585,289)	(10,585,289)

Balance as of June 30, 2023 (restated)	67,461,998	$67,462	—	$—	$64,973,808	$(484,907)	$(39,053,032)	$25,503,331

	Three and six Months ended June 30, 2022
	Ordinary shares		Ordinary shares to be issued		Additional paid-in	Receivable from the	Accumulated other comprehensive	Retained earnings (accumulated	Total shareholders’
	No. of shares	Amount	No. of shares	Amount	capital	Shareholder	loss	deficit)	equity
Balance as of January 1, 2022, as reported	53,835,000	$53,835	1,665,000	$1,665	$38,706,226	$(29,562,195)	$(179,461)	$52,125,502	$61,145,572

Restatement	—	—	—	—	—	—	—	23,000,000	23,000,000

Balance as of January 1, 2022 (restated)	53,835,000	$53,835	1,665,000	$1,665	$38,706,226	$(29,562,195)	$(179,461)	$75,125,502	$84,145,572

Special dividend to the holding company	—	—	—	—	—	29,562,195	—	(47,000,000)	(17,437,805)
Foreign currency translation adjustment	—	—	—	—	—	—	(274,351)	—	(274,351)
Net loss for the period	—	—	—	—	—	—	—	(447,394)	(447,394)
Balance as of March 31, 2022 (restated)	53,835,000	53,835	1,665,000	1,665	38,706,226	—	(453,812)	27,678,108	65,986,022

Foreign currency translation adjustment	—	—	—	—	—	—	(106,008)	—	(106,008)
Net loss for the period	—	—	—	—	—	—	—	(10,891,315)	(10,891,315)

Balance as of June 30, 2022 (restated)	53,835,000	$53,835	1,665,000	$1,665	$38,706,226	$—	$(559,820)	$16,786,793	$54,988,699

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

NOTE 2 － RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated the accompanying unaudited condensed consolidated financial statements and related disclosure for the six months ended June 30, 2023 that were previously included in the Form 10-Q filed with the SEC on August 11, 2023.

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

The impact of restatement

The impact of the accounting errors was a cumulative reduction in the income tax provision of $23 million and a cumulative decrease in the accumulated deficit of $23 million, and it had no impact on the unaudited condensed consolidated statements of operations and comprehensive loss and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022.

The following table summarized the effect of the restatement on each financial statement line items as of and for the three and six months ended June 30, 2023 and 2022, as indicated:

Summary of restatement – condensed consolidated balance sheet

	As of June 30, 2023
	As Previously Reported	Adjustment	As Restated
Income tax payable	$23,000,000	$(23,000,000)	$—
Total current liabilities	$81,523,888	$(23,000,000)	$58,523,888
Total liabilities	$92,798,926	$(23,000,000)	$69,798,926
Accumulated deficit	$(62,053,032)	$23,000,000	$(39,053,032)
Total shareholders’ equity	$2,503,331	$23,000,000	$25,503,331

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

	As of December 31, 2022
	As Previously Reported	Adjustment	As Restated
Income tax payable	$23,000,000	$(23,000,000)	$—
Total current liabilities	$97,020,648	$(23,000,000)	$74,020,648
Total liabilities	$97,071,054	$(23,000,000)	$74,071,054
Accumulated deficit	$(39,395,133)	$23,000,000	$(16,395,133)
Total shareholders’ equity	$4,150,279	$23,000,000	$27,150,279

Summary of restatement – condensed consolidated statements of changes in shareholders’ equity

	For the three and six months ended June 30, 2023
	As Previously Reported	Adjustment	As Restated
Balance as of January 1, 2023
Accumulated (deficit) retained earnings	$(39,395,133)	$23,000,000	$(16,395,133)
Total shareholders’ equity	$4,150,279	$23,000,000	$27,150,279
Balance as of March 31, 2023
Accumulated (deficit) retained earnings	$(51,467,743)	$23,000,000	$(28,467,743)
Total shareholders’ equity	$2,851,065	$23,000,000	$25,851,065
Balance as of June 30, 2023
Accumulated (deficit) retained earnings	(62,053,032)	$23,000,000	$(39,053,032)
Total shareholders’ equity	2,503,331	$23,000,000	$25,503,331

	For the three and six months ended June 30, 2022
	As Previously Reported	Adjustment	As Restated
Balance as of January 1, 2022
Retained earnings	$52,125,502	$23,000,000	$75,125,502
Total shareholders’ equity	$61,145,572	$23,000,000	$84,145,572
Balance as of March 31, 2022
Retained earnings	$4,678,108	$23,000,000	$27,678,108
Total shareholders’ equity	$42,986,022	$23,000,000	$65,986,022
Balance as of June 30, 2022
Accumulated (deficit) retained earnings	$(6,213,207)	$23,000,000	$16,786,793
Total shareholders’ equity	$31,988,699	$23,000,000	$54,988,699

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

For the six months ended June 30, 2023, the Company reported $22,657,899 net loss and $19,265,823 net cash outflows from operating activities. As of June 30, 2023, the Company had an accumulated deficit of $39,053,032 and cash and cash equivalents of $3,783,780.

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

NOTE 7 － LOANS RECEIVABLE, NET

The Company’s loans receivable, net was as follows:

	As of
	June 30, 2023	December 31, 2022

Mortgage loans (residential)	$1,576,013	$1,589,871

Reclassifying as:
Current portion	$516,237	$517,479
Non-current portion	1,059,776	1,072,392
Loans receivable, net	$1,576,013	$1,589,871

The interest rates on loans issued ranged between 9.00% and 10.50 % per annum for the six months ended June 30, 2023 and 2022. Mortgage loans are secured by collateral in the pledge of the underlying real estate properties owned by the borrowers.

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

NOTE 8 － ASSET HELD FOR SALE

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

NOTE 9 － NOTES RECEIVABLE, NET

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

NOTE 10 － LONG-TERM INVESTMENTS, NET

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

NOTE 11 － PROPERTY AND EQUIPMENT, NET

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

As of June 30, 2023, the carrying amount of an office premises of $5.46 million was reclassified to asset held for sale as the Company entered a provisional purchase and sale agreement with an independent third party to sale the office premises in October 2023 (see Note 8).

NOTE 12 － BORROWINGS

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

NOTE 13 － FORWARD SHARE PURCHASE LIABILITY

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

NOTE 14 － LEASES

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

NOTE 15 － WARRANT LIABILITIES

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

NOTE 16 － SHAREHOLDERS’ EQUITY

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

The private warrants are accounted as liabilities, remeasured to fair value on a recurring basis, with changes in fair value recorded to the unaudited condensed consolidated statements of operations (see Note 15).

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

NOTE 17 － OPERATING COST AND EXPENSES

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

NOTE 18 － INCOME TAXES

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

NOTE 19 － SEGMENT INFORMATION

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

NOTE 20 － RELATED PARTY BALANCES AND TRANSACTIONS

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

NOTE 21 － CONCENTRATIONS OF RISK

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

NOTE 22 － COMMITMENTS AND CONTINGENCIES

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

NOTE 23 － SUBSEQUENT EVENTS

On July 20, 2023, the Company entered into a purchase and sale agreement with an independent third party to sell one of its office premises for a consideration of $6.15 million. The transaction is expected to be completed in October 2023. As of June 30, 2023, the Company has accounted for the relevant office premises as asset held for sale in the unaudited condensed consolidated balance sheets. For the related disclosure, please refer to Note 8 of these financial statements.

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

As of December 31, 2022, we had cash and cash equivalents totalling US$6.4 million, and US$44.8 million in restricted cash.

The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2023	2022
	(US$ in thousands)
Net cash used in operating activities	$(19,265)	$(2,449)
Net cash provided by (used in) investing activities	4,477	(6,853)
Net cash used in financing activities	(5,317)	(13,139)
Effect on exchange rate change on cash and cash equivalents	49	(311)
Net change in cash, cash equivalents and restricted cash	(20,056)	(22,752)
Cash, cash equivalents and restricted cash, at the beginning	51,294	73,081
Cash, cash equivalents and restricted cash, at the end	31,238	50,329
Representing as:
Cash and cash equivalents	3,784	15,210
Restricted cash – fund held in escrow	27,454	35,119
	$31,238	$50,329

The following table sets forth a summary of our working capital:

	June 30, 2023 (restated)	December 31, 2022 (restated)	Variance
	(US$ in thousands)		$	%
Total Current Assets	$45,243	$55,756	(10,513)	(18.86)
Total Current Liabilities	58,524	74,021	(15,497)	(20.94)
Working Deficit	(13,281)	(18,265)	(4,984)	(27.29)

Working Deficit

The working deficit as of June 30, 2023 and December 31, 2022 was amounted to approximately US$13.3 million and US$18.3 million, respectively, a decline of US$5.0 million or 27.29%.

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

For the six months ended June 30, 2023, we reported a net loss of approximately US$22.7 million. With a significant increase in our operating costs, described in the paragraph below, we had an accumulated deficit of approximately US$39.1 million as of June 30, 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q/A, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

PART II – OTHER INFORMATION

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