Form 10-Q/A
period 2023-09-30
AGBA Group Holding Ltd.
filed 2024-03-28
CIK 1769624

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

Explanatory Note

AGBA Group Holding Limited (the “Company”, “we”, “our”, or “us”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (the “Q3 2023 Form 10-Q”), as filed with the Securities and Exchange Commission on November 14, 2023, to (i) restate its unaudited condensed consolidated financial statements as of September 30, 2023, which should no longer be relied on and being restated herein; and (ii) describe the restatement and its impact on previously reported amounts.

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

The impact of restatement

The impact of the accounting errors was a cumulative reduction in the income tax provision of $23 million and a cumulative decrease in the accumulated deficit of $23 million, and it had no impact on the unaudited condensed consolidated statements of operations and comprehensive loss and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022.

In light of the accounting error above, the Audit Committee of the Company’s Board of Directors, in consultation with the Company’s management and the independent auditor, concluded that the Company’s unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2023 included in the Form 10-Q filed with the SEC on November 14, 2023 should no longer be relied upon and that it is appropriate to restate the Company’s condensed consolidated financial statements for such period (collectively, the “Restatements”).

We are filing this Amendment to amend and restate the Q3 2023 Form 10-Q with modifications as necessary to reflect these Restatements. Part I, Item 1. Financial Statements and Supplementary Data has been amended to reflect the Restatements.

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

AGBA GROUP HOLDING LIMITED

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AGBA GROUP HOLDING LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2023	December 31, 2022
ASSETS	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$1,622,425	$6,449,876
Restricted cash	20,552,946	44,844,196
Accounts receivable, net	2,612,284	2,822,162
Accounts receivable, net, related parties	846,640	272,546
Loans receivable, net	524,504	517,479
Notes receivable, net	613,533	—
Asset held for sale	5,465,261	—
Income tax recoverable	376,027	260,120
Deposits, prepayments, and others receivable, net	2,120,619	589,786
Total current assets	34,734,239	55,756,165

Non-current assets:
Rental deposit, net	958,768	—
Loans receivable, net	1,059,957	1,072,392
Property and equipment, net	1,739,223	7,359,416
Right-of-use asset, net	11,926,714	—
Long-term investments, net	32,162,248	37,033,360
Total non-current assets	47,846,910	45,465,168

TOTAL ASSETS	$82,581,149	$101,221,333

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$18,057,184	$20,274,429
Escrow liabilities	20,552,946	29,487,616
Borrowings	6,728,546	4,477,254
Borrowing, related party	5,000,000	—
Amounts due to the holding company	—	6,289,743
Lease liabilities	1,206,449	—
Forward share purchase liability	—	13,491,606
Total current liabilities	51,545,125	74,020,648

Non-current liabilities:
Lease liabilities	10,929,511	—
Warrant liabilities	1,067	4,548
Deferred tax liabilities	45,725	45,858
Total non-current liabilities	10,976,303	50,406

TOTAL LIABILITIES	62,521,428	74,071,054

Commitments and contingencies (Note 22)

Shareholders’ equity:
Ordinary shares, $0.001 par value; 200,000,000 shares authorized, 67,561,998 and 58,376,985 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	67,562	58,377
Ordinary shares to be issued	—	1,665
Additional paid-in capital	72,435,372	43,870,308
Accumulated other comprehensive loss	(469,352)	(384,938)
Accumulated deficit	(51,973,861)	(16,395,133)
Total shareholders’ equity	20,059,721	27,150,279
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$82,581,149	$101,221,333

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

AGBA GROUP HOLDING LIMITED

UNAUDITED CONDESED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three and Nine Months Ended September 30, 2023
	Ordinary shares		Ordinary shares to be issued		Additional	Accumulated other		Total shareholders’
	No. of shares	Amount	No. of shares	Amount	paid-in capital	comprehensive loss	Accumulated deficit	equity (deficit)

Balance as of January 1, 2023 (restated)	58,376,985	$58,377	1,665,000	$1,665	$43,870,308	$(384,938)	$(16,395,133)	$27,150,279

Issuance of ordinary shares to settle finder fee	2,173,913	2,174	—	—	3,997,826	—	—	4,000,000
Share-based compensation	1,200,000	1,200	—	—	3,905,400	—	—	3,906,600
Forgiveness of amounts due to the holding company	—	—	—	—	3,000,000	—	—	3,000,000
Foreign currency translation adjustment	—	—	—	—	—	(133,204)	—	(133,204)
Net loss for the period	—	—	—	—	—	—	(12,072,610)	(12,072,610)
Balance as of March 31, 2023 (restated)	61,750,898	61,751	1,665,000	1,665	54,773,534	(518,142)	(28,467,743)	25,851,065

Issuance of holdback shares	1,665,000	1,665	(1,665,000)	(1,665)	—	—	—	—
Share-based compensation	4,046,100	4,046	—	—	4,600,274	—	—	4,604,320
Forgiveness of amounts due to the holding company	—	—	—	—	5,600,000	—	—	5,600,000
Foreign currency translation adjustment	—	—	—	—	—	33,235	—	33,235
Net loss for the period	—	—	—	—	—	—	(10,585,289)	(10,585,289)

Balance as of June 30, 2023 (restated)	67,461,998	67,462	—	—	64,973,808	(484,907)	(39,053,032)	25,503,331
Share-based compensation	100,000	100	—	—	3,468,180	—	—	3,468,280
Forgiveness of amounts due to the holding company	—	—	—	—	3,993,384	—	—	3,993,384
Foreign currency translation adjustment	—	—	—	—	—	15,555	—	15,555
Net loss for the period	—	—	—	—	—	—	(12,920,829)	(12,920,829)

Balance as of September 30, 2023 (restated)	67,561,998	$67,562	—	$—	$72,435,372	$(469,352)	$(51,973,861)	$20,059,721

	Three and Nine Months Ended September 30, 2022
	Ordinary shares		Ordinary shares to be issued		Additional	Receivable	Accumulated other	Retained earnings	Total
	No. of shares	Amount	No. of shares	Amount	paid-in capital	from the Shareholder	comprehensive loss	(accumulated deficit)	shareholders’ equity

Balance as of January 1, 2022, as reported	53,835,000	$53,835	1,665,000	$1,665	$38,706,226	$(29,562,195)	$(179,461)	$52,125,502	$61,145,572
Restatement	—	—	—	—	—	—	—	23,000,000	23,000,000

Balance as of January 1, 2022 (restated)	53,835,000	$53,835	1,665,000	$1,665	$38,706,226	$(29,562,195)	$(179,461)	$75,125,502	$84,145,572
Special dividend to the holding company	—	—	—	—	—	29,562,195	—	(47,000,000)	(17,437,805)
Foreign currency translation adjustment	—	—	—	—	—	—	(274,351)	—	(274,351)
Net loss for the period	—	—	—	—	—	—	—	(447,394)	(447,394)

Balance as of March 31, 2022 (restated)	53,835,000	53,835	1,665,000	1,665	38,706,226	—	(453,812)	27,678,108	65,986,022
Foreign currency translation adjustment	—	—	—	—	—	—	(106,008)	—	(106,008)
Net loss for the period	—	—	—	—	—	—	—	(10,891,315)	(10,891,315)

Balance as of June 30, 2022 (restated)	53,835,000	53,835	1,665,000	1,665	38,706,226	—	(559,820)	16,786,793	54,988,699
Advances to the holding company	—	—	—	—	—	(3,165,188)	—	—	(3,165,188)
Foreign currency translation adjustment	—	—	—	—	—	—	(37,370)	—	(37,370)
Net loss for the period	—	—	—	—	—	—	—	(2,393,542)	(2,393,542)

Balance as of September 30, 2022 (restated)	53,835,000	$53,835	1,665,000	$1,665	$38,706,226	$(3,165,188)	$(597,190)	$14,393,251	$49,392,599

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated the accompanying unaudited condensed consolidated financial statements and related disclosure for the nine months ended September 30, 2023 that were previously included in the Form 10-Q filed with the SEC on November 14, 2023.

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

The impact of restatement

The impact of the accounting errors was a cumulative reduction in the income tax provision of $23 million and a cumulative decrease in the accumulated deficit of $23 million, and it had no impact on the unaudited condensed consolidated statements of operations and comprehensive loss and the unaudited condensed consolidated statements of cash flows for the three months ended September 30, 2023 and 2022.

The following table summarized the effect of the restatement on each financial statement line items as of and for the three months ended September 30, 2023 and for the year ended December 31, 2022, as indicated:

Summary of restatement – condensed consolidated balance sheet

	As of September 30, 2023
	As Previously Reported	Adjustment	As Restated
Income tax payable and provision	$23,000,000	$(23,000,000)	$—
Total current liabilities	$74,545,125	$(23,000,000)	$51,545,125
Total liabilities	$85,521,428	$(23,000,000)	$62,521,428
Accumulated deficit	$(74,973,861)	$23,000,000	$(51,973,861)
Total shareholders’ equity	$(2,940,279)	$23,000,000	$20,059,721

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

	As of December 31, 2022
	As Previously Reported	Adjustment	As Restated
Income tax payable and provision	$23,000,000	$(23,000,000)	$—
Total current liabilities	$97,020,648	$(23,000,000)	$74,020,648
Total liabilities	$97,071,054	$(23,000,000)	$74,071,054
Accumulated deficit	$(39,395,133)	$23,000,000	$(16,395,133)
Total shareholders’ equity	$4,150,279	$23,000,000	$27,150,279

Summary of restatement – condensed consolidated statements of changes in shareholders’ equity

	For the three and nine months ended September 30, 2023
	As Previously Reported	Adjustment	As Restated
Balance as of January 1, 2023
Accumulated (deficit) retained earnings	$(39,395,133)	$23,000,000	$(16,395,133)
Total shareholders’ equity	$4,150,279	$23,000,000	$27,150,279
Balance as of March 31, 2023
Accumulated (deficit) retained earnings	$(51,467,743)	$23,000,000	$(28,467,743)
Total shareholders’ equity	$2,851,065	$23,000,000	$25,851,065
Balance as of June 30, 2023
Accumulated (deficit) retained earnings	$(62,053,032)	$23,000,000	$(39,053,032)
Total shareholders’ equity	$2,503,331	$23,000,000	$25,503,331
Balance as of September 30, 2023
Accumulated (deficit) retained earnings	$(74,973,861)	$23,000,000	$(51,973,861)
Total shareholders’ (deficit) equity	$(2,940,279)	$23,000,000	$20,059,721

	For the three and nine months ended September 30, 2022
	As Previously Reported	Adjustment	As Restated
Balance as of January 1, 2022
Accumulated (deficit) retained earnings	$52,125,502	$23,000,000	$75,125,502
Total shareholders’ equity	$61,145,572	$23,000,000	$84,145,572
Balance as of March 31, 2022
Accumulated (deficit) retained earnings	$4,678,108	$23,000,000	$27,678,108
Total shareholders’ equity	$42,986,022	$23,000,000	$65,986,022
Balance as of June 30, 2022
Accumulated (deficit) retained earnings	$(6,213,207)	$23,000,000	$16,786,793
Total shareholders’ equity	$31,988,699	$23,000,000	$54,988,699
Balance as of September 30, 2022
Accumulated (deficit) retained earnings	$(8,606,749)	$23,000,000	$14,393,251
Total shareholders’ equity	$26,392,599	$23,000,000	$49,392,599

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4 — LIQUIDITY AND GOING CONCERN

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

Certain potential funding alternatives have been carried by the Company, as follows:

1.	On September 7, 2023, the Company entered into an equity purchase agreement with an independent third party to agree to invest up to $50 million over a 36-month period (see Note 22).

2.	Subsequent to the period end, on November 7, 2023, the Company signed private placement binding term sheets with an institutional investor, the Company’s Chief Executive Officer, Mr. Ng Wing Fai, and the Company’s management team pursuant to which the Company will receive gross proceeds of approximately $6,242,850, in consideration of (i) 8,918,357 ordinary shares of the Company (the “Ordinary Shares”), and (ii) warrants (the “Warrants”) to purchase up to 1,783,671 Ordinary Shares at a purchase price of $0.70 per Ordinary Share and associated Warrants. The Warrants have an exercise price of $1.00 per AGBA share and shall be exercised with more than $500,000 for each exercise (see Note 23).

With these funding initiatives, the Company believes that it would be able to strengthen its financial position, improve its liquidity, and enhance its ability to navigate the challenging market conditions.

NOTE 5 — RESTRICTED CASH

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

NOTE 6 — ACCOUNTS RECEIVABLE, NET

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

NOTE 7 — LOANS RECEIVABLE, NET

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

NOTE 8 — ASSET HELD FOR SALE

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

NOTE 9 — NOTES RECEIVABLE, NET

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

NOTE 10 — LONG-TERM INVESTMENTS, NET

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

NOTE 11 — PROPERTY AND EQUIPMENT, NET

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

On June 28, 2023, the carrying amount of an office premises of $5.47 million was reclassified to asset held for sale as the Company entered into a provisional purchase and sale agreement with an independent third party to sell the office premises in October 2023 (see Note 8).

NOTE 12 — BORROWINGS

	As of
	September 30, 2023	December 31, 2022

Mortgage borrowings	$6,281,574	$4,477,254
Short-term borrowings	5,446,975	—
Total	$11,728,546	$4,477,254

Mortgage Borrowings

In September 2022, the Company obtained a mortgage loan from a finance company in Hong Kong, which bears interest at a fixed rate of 10.85% per annum, is repayable in October 2023. The loan was secured with the office premises which classified as asset held for sale. Subsequent to the completion of the sales in October 2023, the loan was settled (see Note 8).

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

NOTE 13 — FORWARD SHARE PURCHASE LIABILITY

During the nine months ended September 30, 2023, subject to the sale of shares by investors and early termination of the Meteora Backshop Agreement (see Note 5), FSP liability was fully settled with a loss of $378,895 recorded in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

NOTE 14 — LEASE

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

NOTE 15 — WARRANT LIABILITIES

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

NOTE 16 — SHAREHOLDERS’ (DEFICIT) EQUITY

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

The private warrants are accounted as liabilities, remeasured to fair value on a recurring basis, with changes in fair value recorded to the unaudited condensed consolidated statements of operations and comprehensive loss (see Note 15).

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

NOTE 17 — OPERATING COST AND EXPENSES

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

NOTE 18 — INCOME TAXES

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

NOTE 19 — SEGMENT INFORMATION

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

NOTE 20 — RELATED PARTY BALANCES AND TRANSACTIONS

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

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

Related party balances consisted of the following:

		As of
		September 30, 2023	December 31, 2022

Accounts receivable	(a)	$846,640	$272,546
Borrowing	(b)	$5,000,000	—
Amounts due to the holding company	(c)	$—	$6,289,743

(a)	Accounts receivable due from related parties represented the management service rendered to two individual close-ended investment private funds registered in the Cayman Islands, which is controlled by the holding company.

(b)	Borrowing is obtained from the Company’s major shareholder of ultimate holding company. The amount was secured, interest-bearing and repayable in October 2023 (see Note 12).

(c)	Amounts due to the holding company are those nontrade payables arising from transactions between the Company and the holding company, such as advances made by the holding company on behalf of the Company, advances made by the Company on behalf of the holding company, and allocated shared expenses paid by the holding company. During the three and nine months ended September 30, 2023, amounts due to the holding company of $4.0 million and $12.6 million, respectively, were forgiven (see Note 16).

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

NOTE 21 — CONCENTRATIONS OF RISK

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

NOTE 22 — COMMITMENTS AND CONTINGENCIES

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

NOTE 23 — SUBSEQUENT EVENTS

On October 17, 2023, the Company completed to sell the office premises, which classified as asset held for sale as of September 30, 2023, for a consideration of $6.15 million (See Note 8).

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