Form 10-K
period 2023-12-31
AGBA Group Holding Ltd.
filed 2024-03-28
CIK 1769624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)1. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares of the registrant held by non-affiliates of the registrant was $13,594,412.

The number of shares of the ordinary shares of the registrant outstanding as of March 26, 2024 was 74,391,357.

DOCUMENTS INCORPORATED BY REFERENCE

None.

[1]	The previous compensation made to the executive officers during the fiscal year ended December 31, 2021, was not incentive-based, and therefore, this box is unchecked.

AGBA GROUP HOLDING LIMITED

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

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

We also have a market leadership in our healthcare business through our 4% stake in and a strategic partnership with HCMPS. It is one of the most reputed healthcare brands in Hong Kong. It has four self-operated medical centers and a network of over 700 healthcare service providers.

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

Upon the Closing of Business Combination: (i) AAL became, through an acquisition merger, the 100% owner of the issued and outstanding securities of each of TAG International Limited, TAG Asia Capital Holdings Limited, and their collective subsidiaries; (ii) the governing documents of AAL were amended and restated, becoming the Fifth Amended and Restated Memorandum and Articles of Association; (iii) the number of AAL’s authorized ordinary shares was increased from 100 million to 200 million, and (iv) AAL’s name changed from “AGBA Acquisition Limited” to “AGBA Group Holding Limited” which is our current name and which we also refer to, post-Business Combination, as “AGBA” or the “Group.”

On December 28, 2023, AGBA held its 2023 annual meeting of shareholders. Shareholders approved the increase of the number of authorized ordinary shares of the Company from 200,000,000 to 1,000,000,000 ordinary shares by adopting an amendment (the “Amendment”) to the fifth amended and restated memorandum and articles of association. On December 28, 2023, the Company filed the Amendment with the British Virgin Islands Registrar of Corporate Affairs.

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

Our OnePlatform brand covers 90 insurance providers selling 1,152 products, and 53 asset management fund houses with over 1,137 products.

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

As of December 31, 2023, we currently work with 1,231 independent financial advisors.

Healthcare Business

We own a 4% minority shareholding in HCMPS Healthcare Holdings Limited (“HCMPS”), one of the leading healthcare management organizations in Hong Kong. The Company, through one of its subsidiaries, holds 4% stake in and a strategic partnership with HCMPS.

Founded in 1979 and currently operating under the Dr. Jones Fok & Associates Medical Scheme Management Limited (“JFA”) brand, JFA is one of the most reputed healthcare brands in Hong Kong. It has two self-operated medical centres and a network of over 700 healthcare service providers – providing healthcare schemes for more than 280 corporate clients with over 300,000 scheme members. JFA’s clients include blue chip companies from various industry and leading insurers. Apart from Hong Kong, JFA is the largest operator in Macau with around 85 clinics.

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

In June and August 2021, TAG Technologies purchased an additional aggregate of 14,000,000 ordinary B shares of Tandem at the price of £0.15 per share, for cash consideration of approximately US$2.9 million (equivalent to approximately £2.1 million). We currently own 4.50% equity interest in Tandem.

Share Purchase and Knowledge Transfer Agreement

In connection with the April 2020 investment, Tandem, AGBA Group and TAG Technologies entered into a Share Purchase and Knowledge Transfer Agreement pursuant to which, among other things, TAG Technologies purchased the entire issued share capital of AGBA Group, and Tandem undertook to provide certain knowledge transfer services to TAG Technologies and its affiliates. Pursuant to the Share Purchase and Knowledge Transfer Agreement, Tandem also granted a license in certain Tandem proprietary software and other licensed materials to be made available to TAG Technologies and its affiliates during the “knowledge transfer period”, which ends on the earlier of the date six months after Tandem completes a migration of its systems to a new platform, and April 2, 2023. For as long as TAG Technologies is a shareholder of Tandem, each member of AGBA is granted a license to use the name “Tandem” and any registered logo or trademark used by Tandem for a period of five years.

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

5) LC Healthcare Fund I, L.P.

LC Healthcare Fund I, L.P. (the “Fund”) is an exempted Limited Partnership registered in the Cayman Islands on June 30, 2015. The life of the Fund is ten years from June 28, 2016 (i.e. the final closing day). The objective of the Fund is primarily to make equity and equity-related investments in portfolio companies based in or focused on PRC and/or which provided products or services to the Chinese market mainly in healthcare sector, including pharmaceuticals, medical equipment, healthcare services (including hospitals), internet and mobile technology related to healthcare, and healthcare related to information technology and mobile technology. As of December 31, 2023, the Fund has invested in a total of fifteen (15) listed and unlisted companies. We owned 4.00% equity interest in the Fund.

Subsequently in February 2024, the Company entered into a purchase and sale agreement with an independent third party to sell all of its equity interest in the Fund for a consideration of $2.15 million.

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

Strategic Growth Plans of AGBA

Overall Market Opportunities in the Greater Bay Area

The Greater Bay Area comprises the major urban centers of Guangdong, Hong Kong, and Macau and is one of the world’s largest financial services markets, with an overall economy size of RMB 13 trillion (US$1.8 trillion) in 2022. The GBA is an area of vast scale and wealth, with the following defining characteristics according to various research:

●	Largest GDP in China, comprising 11% of China’s total economy;

●	US$2.08 trillion economy, compared with US$2.08 trillion for Tokyo and US$2.053 trillion for New York;

●	Per capita GDP of US$22,585; and

●	Population of 86 million, compared with 37 million in Tokyo and 19.7 million in the New York Metropolitan Area.

According to data from Hong Kong Trade Development Council relating to Financial Services Industry and Constitutional and Mainland Affairs Bureau,

●	Hong Kong is an international financial centre and the financial services sector remains one of its most important economic pillars, accounting for 23.4% of the city’s GDP in 2022;

●	Hong Kong was ranked fourth in the Global Financial Centres Index (GFCI) released by Z/Yen Group and the China Development Institute in September 2023. The GFCI has consistently ranked Hong Kong as one of the top international financial centres in Asia;

●	there were 2,603 companies listed on the Hong Kong Exchange (HKEx), with a total market capitalisation of about US$4.1 trillion (HK$32 trillion) at the end of September 2023 that Hong Kong’s stock market was the 4th largest in Asia and the 7th largest in the world in terms of market capitalization;

●	Hong Kong is one of the world’s most active markets for initial public offerings (IPO), with 90 listings raising HK$104.6 billion raised in 2022;

●	As of June 2023, more than 1,400 Mainland enterprises are listed in Hong Kong with a combined market value of over US$3 trillion, or over 70% of the total market capitalisation in Hong Kong;

●	Hong Kong is the largest offshore RMB clearing centre. In the first half of 2023, 73% of global offshore RMB settlements are processed in Hong Kong;

●	According to the statistics of Society for Worldwide Interbank Financial Telecommunication (SWIFT), Hong Kong handled about 75% of the world’s offshore RMB transactions in 2022;

●	The average daily turnover of Hong Kong’s RMB Real-Time Gross Settlement System was over RMB1.6 trillion in 2022, increased by about 9% over 2021, reflecting a continuous increase in RMB financial activities supported by Hong Kong’s RMB financial infrastructure;

●	The “HKD-RMB Dual Counter Model” was officially launched in the securities market on 19 June 2023. Investors can trade securities of the same issuer in both HKD and RMB, and transact across HKD and RMB counters, further promoting the issuance and trading of RMB-denominated securities;

On September 4, 2023, the Standard reported that there were 3.16 million high-net-worth individuals (each with more than RMB10 million (HK$10.8 million)) in investable assets in China, wielding a total of RMB101 trillion liquid assets in 2022, according to a report by China Merchants Bank. Nearly 90% of them maintained a moderate or low-risk appetite in light of the pandemic and the sluggish stock market in 2022, with almost 60% allocating their assets to cash and fixed-income products. The proportion of people willing to increase their exposure to high-yield and high-risk investments in the coming two years is on the rise, with some tending to put their money in alternative investments like gold, and to expand investment in private equities while trimming that in real estate sector.

The average age of the wealthy population is getting younger, almost half of the rich individuals being under 40, up by 7% from 2021. The report forecasted the number of high-net-worth individuals will grow at an average compound growth rate of 11% in 2023 and 2024, compared to 10% between 2020-2022 and 15% in 2018-2020.

Liquid assets held by all individuals across the country may grow at a CAGR of up to 9% in 2023 and 2024 and the total sum is expected to reach RMB 300 trillion by 2024. At RMB 101 trillion, high-net-worth people owned more than 36% of the nation’s investable assets at the individual level in 2022.

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

In January 2024, enhancement measures for the Cross-boundary WMC were announced to refine the eligibility criteria of Mainland investors, expand the scope of participating institutions to include eligible securities firms, expand the scope of eligible products, increase the individual investor quota and further enhance the promotion and sales arrangements.

According to the current implementation rules of the Wealth Management Connect scheme published by The People’s Bank of China, there is an aggregate investment quota of RMB150 billion in each of the “northbound Connect” and “southbound Connect” schemes, with an individual investment quota up to RMB3 million. Recognized investment products under the “Northbound Scheme” include fixed income (primarily bonds and deposits) and equity wealth management products, along with public securities investment funds with low or medium risk rating which are distributed by Mainland institutions and RMB deposit products offered by Mainland banks. Recognized investment products under the “Southbound Scheme” include funds primarily investing in Greater China equity or low- to medium-high-risk funds, along with low- to medium-risk and non-complex bonds which are distributed by Hong Kong institutions as well as RMB, HKD and foreign currency deposits offered by Hong Kong banks. The scheme is expected to facilitate a total fund flow of RMB300 billion (US$47 billion) in the sale of investment products.

The Cross-boundary WMC creates new business opportunities for the financial industries in the three places, and facilitates cross-boundary investment with more options of wealth management products provided to the GBA residents, thereby further promoting the cross-boundary circulation and use of RMB. According to the prevailing regulatory framework, the HKMA and the relevant Mainland authorities are primarily responsible for setting out the implementation arrangements for the Cross-boundary WMC between Hong Kong banks and Mainland banks. While the SFC and relevant Mainland authorities are primarily responsible for setting out the implementation arrangements for the Cross-boundary WMC between Hong Kong licensed corporations (that is, Hong Kong securities firms) and Mainland securities firms.

Future expansion plan to China

With the increasing demand of life insurance at a compound annual growth rate (CAGR) of 9% from 2024 to 2028 which projected by Global Data, with direct written premiums expected to increase from CNY4.0 trillion (US$597.1 billion) in 2024 to CNY5.6 trillion (US$893.2 billion) in 2028 together with the business opportunities brought by the Wealth Management Connect scheme introduced by The People’s Bank of China, and the upcoming Insurance Connect introduced by the China Insurance Regulatory Commission, China will be one of our focus areas with an increasing addressable market and opportunity set.

We leverage the Group’s two decades of experience operating in China. We are particularly well-positioned to capture the emerging opportunities. Currently, we do not have any Chinese operating companies and we do not plan to use “variable interest entities,” or VIEs, in the future to conduct our operations. While we have no operations in China, it is and will continue to be part of our strategy to market and sell our products and services to Chinese customers located in mainland China from its Hong Kong based operating subsidiaries through partnerships or customer referrals.

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

Service Centre for Customer and Partner Servicing

Leveraging our existing China local insurance brokerage licenses, sales teams and infrastructure, we have built a business platform to acquire mainland China customers through referrals and to establish new partnerships.

We completed the transformation our existing shared service center in 2023 to (i) provide post-sales services to mainland China customers who have purchased Hong Kong insurance products; and (ii) institutionalize our capabilities to form B2B partnerships in mainland China. We intend to build a lead management tool to recommend new and personalized insurance products to customers, which we intend to be a key priority for 2024 and beyond.

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

In June 2021, The Hong Kong Monetary Authority (HKMA) rolled out the “Fintech 2025” strategy for to drive Hong Kong as a financial center, with fintech as a key subsector.  The Chief Executive of HKMA aims to encourage the financial sector to adopt technology comprehensively by 2025 and promote fair and efficient financial services to Hong Kong. The HKMA launched Commercial Data Interchange (CDI) in October 2022 to enhance data sharing between banks and data providers forming a seamless ecosystem for data exchange to digitize and streamline various financial processes in financial institutions.  CDI includes Know-Your-Customer (KYC) procedures, credit assessment, loan approval, and risk management.  In November 2022, HKMA also launched e-HKD Pilot Program. The first phrase aims to technical deep dive on performance and privacy, industry engagements on e-HKD uses cases and design choices and access to e-HKD via e-wallet app.

In August 2023, the HKMA unveiled a new Fintech Promotion Roadmap, outlining the key initiatives that it will undertake over the next 12 months to give further impetus to Fintech adoption in the financial services industry. The new Roadmap focuses on the Fintech business areas of Wealthtech, Insurtech and Greentech as well as the technology types of Artificial Intelligence (AI) and Distributed Ledger Technology (DLT).

In November 2023, the HKMA, the People’s Bank of China (PBoC) and the Monetary Authority of Macao (AMCM) jointly announced that the three authorities had signed the “Memorandum of Understanding on Deepening Fintech Innovation Supervisory Cooperation in the Guangdong-Hong Kong-Macao Greater Bay Area”. The three authorities agreed to link up, in the form of a network, the PBoC’s Fintech Innovation Regulatory Facility, the HKMA’s Fintech Supervisory Sandbox and the AMCM’s Regulatory Requirements for Innovative Fintech Trials.

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

We also owned an office premises located at One Island South, No. 2 Heung Yip Road, Hong Kong for rental purpose.

During the year ended December 31, 2023, we sold our office premise located at Kaiseng Commercial Centre, No 4 & 6, Hankow Road, Kowloon, Hong Kong to an independent third party for a purchase price of $6.13 million.

Employees

As of December 31, 2023, we had 176 full-time and full-time equivalent employees. None of the employees are represented by a labor union, and we consider our employee relations to be good.

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

On December 24, 2021, the China Securities Regulatory Commission (“CSRC”), together with other relevant government authorities in China issued the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), and the Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (“Draft Overseas Listing Regulations”). The Draft Overseas Listing Regulations requires that a PRC domestic enterprise seeking to issue and list its shares overseas (“Overseas Issuance and Listing”) shall complete the filing procedures of and submit the relevant information to CSRC. The Overseas Issuance and Listing includes direct and indirect issuance and listing. Where an enterprise whose principal business activities are conducted in PRC seeks to issue and list its shares in the name of an overseas enterprise (“Overseas Issuer”) on the basis of the equity, assets, income or other similar rights and interests of the relevant PRC domestic enterprise, such activities shall be deemed an indirect overseas issuance and listing (“Indirect Overseas Issuance and Listing”) under the Draft Overseas Listing Regulations. On February 17, 2023, the CSRC issued the Trial Measures for the Administration of Overseas Issuance and Listing of Securities by Domestic Enterprises and five supporting guidelines, which became effective on March 31, 2023 (the “Overseas Listing Regulations”). The Overseas Listing Regulations require that a PRC domestic enterprise seeking to issue and list its shares overseas shall complete the filing procedures with the CSRC, failing which we may be fined between RMB 1 million and RMB 10 million.

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

While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures, which may benefit the overall Chinese economy, may have a negative effect to us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, the PRC government has from time to time implemented certain measures, including interest rate changes, to control the pace of economic growth. These measures may cause decreased economic activity in China, as evidenced by the slowing of growth of the Chinese economy since 2012. In addition, COVID-19  had a severe and negative impact on the Chinese economy in the first half of 2020. In addition, any future escalation of the ongoing trade war between the United States and China, regional or national instability, or the armed conflict between Russia and Ukraine may negatively impact the growth of the Chinese economy. Any prolonged slowdown in the Chinese economy or adverse changes in the policies of the Chinese government or in the laws and regulations in China could have a material adverse effect on the overall economic growth of China and may reduce the demand for our services and solutions among potential Chinese customers and materially and adversely affect its business and results of operations.

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

In addition, there is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies adopted by central banks and financial authorities in some of the world’s leading economies, including the European Union, the United States, and China. There have been concerns over unrest and terrorist threats in the Middle East, Europe, and Africa. There have also been concerns on the relationship among China and other Asian countries, which may result in or intensify potential conflicts in relation to territorial disputes, and escalations in the trade tensions between the United States and China. Starting from 2018, changes in U.S. trade policies have occurred, including the imposition of tariffs. These types of developments, including a potential trade war, could have a material adverse impact on the Chinese economy and in turn on the Hong Kong economy. On January 31, 2020, the United Kingdom ceased to be a member of the European Union (commonly referred to as “Brexit”). The effects of Brexit on worldwide economic and market conditions remain uncertain. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets. Furthermore, protests in Hong Kong in 2019, political instability in the Korean Peninsula, a slump in commodity prices, uncertainty over interest rates in the United States, and the armed conflict between Russia and Ukraine have also resulted in instability and volatility in the global financial markets. It is unclear whether these challenges and uncertainties will be contained or resolved, and what effects they may have on the global political and economic conditions in the long term.

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

Our consolidated financial statements accompanying this annual report were prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the year ended December 31, 2023, we reported approximately US$49.2 million net loss and US$42.3 million net cash outflows from operating activities. As of December 31, 2023, we had the accumulated losses of approximately US$65.6 million and cash and cash equivalents of $1.9 million.

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

Our revenue growth depends, in part, on its ability to maintain and enlarge its customer base and strengthen customer engagement so that more of its customers will use our solutions more often and contribute to our revenue growth. Although we maintain business relationships with its existing customers and has successfully developed different marketing channels to generate business from referrals, recurring business, and direct marketing, less than 15% of the total revenue for the year ended December 31, 2023 was generated by recurring business from existing customers purchasing new products through the Platform Business. This diffusion of our customer base requires us to constantly maintain and refresh its broad customer base. Our customers are, however, geographically concentrated, as substantially all of its major customers are located in Hong Kong. Fluctuations in the macro-economic environment in Hong Kong may have adverse effects on our major clients.

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

Unexpected network interruptions, security breaches, cyberattacks, or computer virus attacks, and failures in AGBA’s information technology systems, could have a material adverse effect on AGBA’s business, financial condition, and results of operations.

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

As part of our normal business activities, we collect and store or have access to certain proprietary confidential, and personal information, including information about our employees, customers, vendors and business partners, which may be entitled to protection under a number of regulatory regimes. The protection and security of our network systems and our own information, as well as information relating to our employees, customers, vendors, business partners and others, is vitally important to us. Any failure of us to maintain the security of our network systems and the proprietary, confidential, and personal data in our possession, including via the penetration of our network security and the misappropriation of proprietary, confidential and personal information, could result in costly investigations and remediation, business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our employees’, customers’, vendors’ and business partners’ confidence in us and other competitive disadvantages, and thus could have a material adverse effect on our business, financial condition and results of operations.

The frequency, intensity, and sophistication of cyberattacks and data security incidents has significantly increased in recent years and is constant. As with many other businesses, we are continually subject to cyberattacks and the risk of data security incidents. Due to the increased risk of these types of attacks and incidents, we have implemented information technology and data security tools, measures, and processes designed to protect our networks systems, services, and the personal, confidential or proprietary information in our possession, and to ensure an effective response to any cyberattack or data security incident. We also have privacy and data security policies in place that are designed to detect, prevent, and/or mitigate cyberattacks and data security incidents. Whether or not these policies, tools, and measures are ultimately successful, the expenditures could have an adverse impact on our financial condition and results of operations, and divert management’s attention from pursuing our strategic objectives. As newer technologies evolve, we could be exposed to increased risks from cyberattacks, data security events, and data breaches, including those from human error, negligence or mismanagement or from illegal or fraudulent acts.

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

As a result, most of our operations currently are housed in one building. Certain of our subsidiaries compensate the Legacy Group for the use of their office space through existing service agreements. See “Certain Transactions and Related Party Transactions — Certain Transactions of AGBA”. AGBA Tower, and our offices therein, could be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, fires, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, extreme weather conditions, medical epidemics, and other natural or man-made disasters, pandemics, epidemics, or other business interruptions. If due to such disaster a significant portion of our team members must work remotely for an extended period, our business may be negatively impacted.

On January 25, 2022, we purchased an office premise located at Kaiseng Commercial Centre, No 4 & 6, Hankow Road, Kowloon, Hong Kong from the Legacy Group for a consideration of approximately US$8.0 million. The purchase price was offset by the deduction of a previously paid earnest deposit of US$7.2 million and partially settled by cash. Our management used this office premises for rental purpose. On July 20, 2023, we sold this office premise to an independent third party for the purchase price of $6.13 million.

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

Our success and ability to compete depends in part upon its intellectual property. As of the date of this report, our portfolio of intellectual property includes, primarily, domain names and trademarks. We are currently in the process of re-branding its business, and as part of this exercise, we are in the process of obtaining domain names and trademark registrations for its new brands, such as “AGBA”, “AGBA Focus”, “AGBA Perform” and “OnePlatform.” We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights.

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

There has been significant volatility in the market price and trading volume of equity securities, which may be unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations could negatively affect the market price of our stock. The market price and volume of our ordinary shares could fluctuate, and in the past has fluctuated, more dramatically than the stock market in general. During the 12 months ended December 31, 2023, the market price of our ordinary shares has ranged from a high of $5.25 per share to a low of $0.37 per share. Shareholders may not be able to resell their shares at or above the price they paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects or other factors. Some factors, in addition to the other risk factors identified above, that could have a significant effect on our stock market price include, but are not limited to, the following:

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

In addition, shareholders could experience substantial dilution of their investment as a result of subsequent exercises of outstanding warrants, or the grant of future equity-based awards. As of December 31, 2023, an aggregate of 1,309,728 ordinary shares were reserved for issuance under our equity incentive plans, and 4,825,000 ordinary shares were subject to warrants at an exercise $11.50 per share. To the extent that outstanding warrants are exercised, our existing shareholders could experience dilution.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. Cybersecurity

Risk Management and Strategy

We identify and assess material risks from cybersecurity threats to our information systems and the information residing in our information systems by monitoring and evaluating our threat environment on an ongoing basis using various methods including, for example, using manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, and conducting risk assessments.

We manage material risks from cybersecurity threats to our information systems and the information residing in our information systems through various processes and procedures, including, depending on the environment, risk assessments, incident detection and response, vulnerability management, disaster recovery and business continuity plans, internal controls within our accounting and financial reporting functions, encryption of data, network security controls, access controls, physical security, asset management, systems monitoring, and employee training. We engage third-party service providers to provide some of the resources used in our information systems and some third-party service providers have access to information residing in our information systems. With respect to such third parties, we seek to engage reliable, reputable service providers that maintain cybersecurity programs. Depending on the nature and extent of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, our processes may include conducting due diligence on the cybersecurity practices of such provider and contractually imposing cybersecurity related obligations on the provider.

We are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect AGBA, including our business strategy, results of operations, or financial condition. Refer to “Part I, Item 1A—Risk Factors—Risks Factor Relating to AGBA’s business—Unexpected network interruptions, security breaches, cyberattack or computer virus attacks, and failures in AGBA’s information technology systems, could have a material adverse effect on AGBA’s business, financial condition, and results of operations” in this Form 10-K for additional discussion about cybersecurity-related risks.

Cybersecurity Governance

Our Board of Directors holds oversight responsibility over AGBA’s risk management and strategy, including material risks related to cybersecurity threats. This oversight is executed directly by our board of directors and through its committees. Our audit committee oversees the management of AGBA’s major financial risk exposures, the steps management has taken to monitor and control such exposures, and the process by which risk assessment and management is undertaken and handled, which would include cybersecurity risks, in accordance with its charter. The audit committee holds regular meetings and receives periodic reports from management regarding risk management, including major financial risk exposures from cybersecurity threats or incidents.

Within management, the Group Chief Information Officer of our business units are primarily responsible for assessing and managing our material risks from cybersecurity threats on a day-to-day basis and keep the senior executive officers informed on a regular basis of the identification, assessment, and management of cybersecurity risks and of any cybersecurity incidents. Such management personnel have prior experience and training in managing information systems and cybersecurity matters and participate in ongoing training programs.

As of the date hereof, the Company has not encountered cybersecurity incidents that the Company believes to have been material to the Company taken as a whole.

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

AGBA also owns an office premises located at One Island South, No. 2 Heung Yip Road, Hong Kong for rental purpose.

During the year ended December 31, 2023, we sold our office premise located at Kaiseng Commercial Centre, No 4 & 6, Hankow Road, Kowloon, Hong Kong to an independent third party for a purchase price of $6.13 million.

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

Action Case: HCA702/2018

On March 27, 2018, the writ of summons was issued against the Company and seven related companies of the former shareholder by the Plaintiff. This action alleged the infringement of certain registered trademarks currently registered under the Plaintiff. Subsequent to the year ended December 31, 2023, in February 2023, the Court granted leave for this action be set down for trial of 13 days, which the period has yet to be fixed. Legal counsel of the Company will continue to handle in this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonably possible loss, if any.

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

Action Case: HCA 2097/2020 and HCA 2098/2020

On December 15, 2020, the writs of summons were issued against the Company and the former consultant by the Plaintiff. This action alleged the misrepresentation and conspiracy causing the loss from the investment in corporate bond and claimed for compensatory damage of approximately $1.67 million (equal to HK$13 million). The Company previously made $0.84 million as contingency loss for the year ended December 31, 2022. The parties participated in a mediation held on March 25, 2022 and negotiated for settlement through without prejudice correspondence, no settlement was reached. The case is on-going and legal counsel of the Company will continue to handle this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or any further potential loss, if any.

Action Case: HCA 1957/2023

On December 15, 2023, the Company received an order from the High Court of the Hong Kong Special Administrative Region, demanding the Company to pay and settle the outstanding rent/mesne profit, management fees, air-conditioning charges, additional air-conditioning charges, government rates and interest in an aggregated amount of $1,383,424 (equivalent to HK$10,799,560) to the landlord of the office premises in four instalments scheduled from January 15, 2024 to March 31, 2024, together with legal costs of $6,405 (equivalent to HK$50,000).

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

Holders of Record

As of December 31, 2023, we had 68,661,998 ordinary shares issued and outstanding, and 4,825,000 warrants outstanding. As of March 26, 2024, there were 21 registered holders of record of our ordinary shares and two registered holder of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names. The actual number of holders of our ordinary share and warrants may be greater than our record holders.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities by the issuer or affiliated purchasers, as defined in Rule 10b-18(a) (3) the Securities Exchange Act of 1934, during our fiscal year ended December 31, 2023. On November 7, 2023, we entered into private placement binding term sheets with an institutional investor, our Chief Executive Officer, Mr. Ng Wing Fai, and our management team pursuant to which we will receive gross proceeds of approximately $5,128,960, in consideration of (i) 7,349,200 ordinary shares of our ordinary shares, and (ii) warrants to purchase up to 1,469,840 ordinary shares at a purchase price of $0.70 per ordinary share and associated warrants. As of December 31, 2023, the Company received the proceeds of $1,850,310. The Company has not completed the shares issuance as of the date of this annual report.

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

Recent Sale of Unregistered Securities and Use of Proceeds

There have been no other unregistered sales of equity securities during the year ended December 31, 2023, which have not been previously disclosed on a Current Report on Form 8-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2023 with respect to the shares of the Company’s ordinary shares that may be issued under the AGBA Group Holding Limited Share Award Scheme.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,656,270	2.47	1,309,728
Equity compensation plans not approved by security holders	—	—	—
Total	1,656,270	2.47	1,309,728

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

Channel	Description
Financial Advisors Business (“FA Business”)	“Focus” is engaged in the distribution of life insurance, asset management, property-casualty and Mandatory Provident Fund products through its teams of independent financial advisors (brokers).

Alternative Distribution Business	A collection of distribution channels, including salaried financial planners targeting HNWI, development teams pursuing corporate partnerships and incubating financial advisor teams.

Our largest distribution channel is the FA Business, operating under the brand name Focus. With its large salesforce of financial advisors, “Focus” provides a wide range of financial products and independent advisory services to individual and corporate customers, primarily in connection with life insurance products. Our FA Business has been the clear market leader in the insurance brokerage industry in Hong Kong for decades, building up a large and highly productive salesforce. As of December 31, 2023, there were around 1,231 financial advisors at “Focus”, organized into 26 sales teams. Each team is led by a “tree head”, responsible for managing the financial advisors within their teams.

In addition to the FA Business, we continued to expand our distribution footprint with the establishment and expansion of a number of additional distribution channels, collectively known as our Alternative Distribution Business. These distribution channels are targeted at specific customer segments and/or capturing specific distribution opportunities.

During 2023, we continued to make significant investments into developing and expanding our financial advisors salesforce, broadening and deepening the product range, as well as upgrading the supporting infrastructure. Our infrastructure not only supports the financial consultants in engaging with their customers, it also provides extensive operational support in relation to the processing of transactions, associated payment flows, as well as after-sales services. Building our infrastructure required substantial investments into technological, operational and financial systems, as well as the development of comprehensive operational and support teams (operations support, customer services, payments, etc.). Since many of the financial products offered to our customers are regulated, on top of the various operational requirements, we have built significant internal capabilities in the areas of risk and internal control, as well as legal and compliance to ensure an appropriate level of regulatory compliance and supervision.

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

For the year ended December 31, 2023, the Company made $48.9 million from commission in the Distribution Business. The revenue attributed to the Company during 2023 only captured an insignificant portion of the revenues actually generated by the financial advisors currently associated with Focus.

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

Currently, our platform financial services and investment products mainly comprise mutual fund distributions, portfolio management, money lending, insurance and Mandatory Provident Fund (MPF) products, and international real estate referral and brokerage services.

The OnePlatform brand currently covers 90 insurance providers selling 1,152 products, and 53 asset management fund houses with over 1,137 products.

Fintech Business

The Fintech Business has collected an ensemble of valuable fintech assets in its investment portfolio. Fintech Business’ management team has strived to establish the business as a leading name in the fintech investment sector.

Core Fintech investments held under the Fintech Business as of December 31, 2023 include:

1.	An investment in Tandem Money Limited, a UK digital bank.

2.	An investment in CurrencyFair Limited, a B2B and B2C payments company.

3.	An investment in Oscar Health Inc., a US direct-to-consumer digital health insurer.

4.	An investment in Goxip Inc., a fashion media platform based in Hong Kong.

5.	An investment in LC Healthcare Fund I, L.P., a PRC healthcare and healthtech investment fund.

	Carrying amount in US$ thousands (1)
	December 31, 2023	December 31, 2022
Tandem Money Limited	16,880	16,031
CurrencyFair Limited	5,827	5,718
Oscar Health Inc.(2)	—	2,443
Goxip Inc.	342	513
LC Healthcare Fund I, L.P.(3)	2,152	11,805

Notes:

(1)	Carrying amount represents Fintech’s attributable interest in the investment portfolio asset.
(2)	During the year ended December 31, 2023, the Company partially sold 993,108 shares of Oscar Health Inc. on Nasdaq Stock Exchange with an average current market price of $4.01 per share, resulting with a realized gain of $1.5 million. As of December 31, 2023, the remaining fair value was less than $1,000.
(3)	Subsequent on February 5, 2024, the Company sold all of its equity interest in LC Healthcare Fund I, L.P. to an independent third party for a purchase price of $2.15 million.

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

Operating Revenue and Other Loss

We have disaggregated our operating revenue from contracts with customers into categories based on the nature of the revenue, as well as other losses from our investment portfolio. The following table presents the revenue streams by segments, with the presentation of revenue categories presented on the consolidated statements of operations for the years indicated:

	For the year ended December 31, 2023
	Distribution Business	Platform Business	Fintech Business	Healthcare Business	Total

Interest income
Loans	$-	$157,190	$-	$-	$157,190

Non-interest incomes:
Commissions	48,886,928	1,182,008	-	-	50,068,936
Recurring asset management service fees	-	3,963,061	-	-	3,963,061
	-	-		-
Total revenues	$48,886,928	$5,302,259	$-	$-	$54,189,187

Investment loss, net	$-	$-	$(6,878,869)	$-	$(6,878,869)

	For the year ended December 31, 2022
	Distribution Business	Platform Business	Fintech Business	Healthcare Business	Total

Interest income
Loans	$-	$176,175	$-	$-	$176,175

Non-interest incomes:
Commissions	24,610,309	1,951,382	-	-	26,561,691
Recurring asset management service fees	-	4,342,361	-	-	4,342,361
	-	-		-
Total revenues	$24,610,309	$6,469,918	$-	$-	$31,080,227

Investment loss, net	$-	$-	$(8,937,431)	$-	$(8,937,431)

Operating Costs

Commission Expense

Commission expense represents the portion of premiums from insurance or investment products retained by financial consultants, pursuant to the terms of their respective contracts. Commission rates vary by market due to local practice, competition and regulations. Commissions fluctuate directly in relation to sales volume.

Sales and Marketing Expense

Sales and Marketing Expense primarily consists of personnel-related costs attributable to our sales and marketing personnel, marketing expense for brand promotion and spending on marketing programs to launch the insurance and investments products distributed by consultants.

Technology Expense

Technology expense primarily includes personnel-related costs attributable to our IT team, technology contractors, server facilities expenses, telecommunications expenses, software and hardware expenses to support and maintain the Platform Business infrastructure.

Personnel and Benefit Expense

Personnel and benefit expense primarily consists of personnel-related costs and benefits, stock-based compensation costs for employees in our executive, accounting and finance, project management, corporate development, office administration, legal and human resources functions.

Legal and Professional Fees

Legal and Professional fees primarily consist of certain professional consulting services in legal, audit, accounting and taxation, and others.

Other General and Administrative Expenses

Other general and administrative expenses primarily consist of rent and facilities expenses allocated based upon total direct costs, as well as, general corporate costs and allocated overhead expenses.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022:

The following tables set forth our results of operations for the years presented in U.S. dollars (in thousands):

	Years ended December 31,
	2023	2022	Variance
	(US$ in thousands)		$	%
Revenues:
Interest income:
Loans	$157	$176	(19)	(10.80)
Total interest income	157	176	(19)	(10.80)
Non-interest income:
Commissions	50,069	26,562	23,507	88.50
Recurring asset management service fees	2,993	3,372	(379)	(11.24)
Recurring asset management service fees, related party	970	970	—	—
Total non-interest income	54,032	30,904	23,128	74.84
Total revenues	54,189	31,080	23,109	74.35
Operating expenses:
Interest expense	(784)	(141)	643	456.03
Commission expense	(37,288)	(18,823)	18,465	98.10
Sales and marketing expense	(3,709)	(11,142)	(7,433)	(66.71)
Technology expense	(4,557)	(1,209)	3,348	276.92
Personnel and benefit expense	(27,218)	(21,928)	5,290	24.12
Legal and professional fees	(13,601)	(1,266)	12,335	974.33
Legal and professional fees, related party	(333)	—	333	N/A
Allowance for expected credit losses on financial instruments	(1,077)	(16)	1,061	6,631.25
Other general and administrative expenses	(9,467)	(4,906)	4,561	92.97
Total operating expenses	(98,034)	(59,431)	38,603	64.95
Loss from operations	(43,845)	(28,351)	15,494	54.65
Other income (expense):
Interest income	384	99	285	287.88
Foreign exchange gain (loss), net	909	(2,643)	3,552	134.39
Investment loss, net	(6,879)	(8,937)	(2,058)	(23.03)
Change in fair value of warrant liabilities	5	9	(4)	(44.44)
Change in fair value of forward share purchase liability	(82)	(5,393)	(5,311)	(98.48)
Loss on settlement of forward share purchase liability	(379)	—	(379)	N/A
Gain on disposal of property and equipment	665	—	665	N/A
Rental income	239	315	(76)	(24.13)
Sundry income	64	505	(441)	(87.33)
Total other expense, net	(5,074)	(16,045)	(10,971)	(68.38)
Loss before income taxes	(48,919)	(44,396)	4,523	10.19
Income tax expense	(287)	(125)	162	129.60
NET LOSS	$(49,206)	$(44,521)	4,685	10.52

Revenue

The following table summarizes the major operating revenues from the year ended December 31, 2023, as compared to the corresponding year ended December 31, 2022:

	Years ended December 31,
	2023	2022	Variance
	(US$ in thousands)		$	%
Business segment
Distribution Business	$48,887	$24,610	24,277	98.65
Platform Business	5,302	6,470	(1,168)	(18.05)
Fintech Business	—	—	—	—
Healthcare Business	—	—	—	—
TOTAL	$54,189	$31,080	23,109	74.35

Distribution Business

The Distribution Business contributed 90.22% and 79.18% of the total revenue for the years ended December 31, 2023 and 2022, respectively. Income from the Distribution Business mainly related to commissions earned, which significantly increased by US$24.3 million, or 98.65%, from US$24.6 million in 2022 to US$48.9 million in 2023. The largest segment of the Distribution Business is our FA Business, operated under the “Focus” brand name.

Summarized revenue breakdown by product and type of contracts:

	Years ended December 31,
	2023	2022	Variance
	(US$ in thousands)		$	%
By product:
Life insurance	$46,174	$23,849	22,325	93.61
Property-casualty insurance	1,796	205	1,591	776.10
Mandatory provident fund and related revenues	917	556	361	64.93
	$48,887	$24,610	24,277	98.65

By the type of contracts:
– New and or current year	$48,661	$23,597	25,064	106.22
– Recurring	226	1,013	(787)	(77.69)
	$48,887	$24,610	24,277	98.65

Platform Business

The Platform Business contributed 9.78% and 20.82% of the total revenue for the years ended December 31, 2023 and 2022, respectively.

	Years ended December 31,
	2023	2022	Variance
	(US$ in thousands)		$	%
Commissions	$1,182	$1,951	(769)	(39.42)
Recurring asset management service fees	3,963	4,343	(380)	(8.75)
Loans	157	176	(19)	(10.80)
TOTAL	$5,302	$6,470	(1,168)	(18.05)

Operating Expenses

Interest Expense

Interest expense increased by US$0.6 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was mainly attributed to the increase in short-term borrowings during the year.

Commission Expense

	Years ended December 31,
	2023	2022	Variance
	(US$ in thousands)		$	%
Distribution Business	$35,885	$16,840	19,045	113.09
Platform Business	1,403	1,983	(580)	(29.25)
Fintech Business	—	—	—	—
Healthcare Business	—	—	—	—
TOTAL	$37,288	$18,823	18,465	98.10

The Distribution Business contributed 96.24% and 89.47% of the total commission expense for the years ended December 31, 2023 and 2022, respectively. Commission expense for the Distribution Business increased by US$19.0 million, or 113.09%, from US$16.8 million in 2022 to US$35.9 million in 2023. As a result of the increase in revenue associated with the Distribution Business, commission expense significantly increased.

Sales and Marketing Expense

Sales and marketing expense decreased by US$7.4 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The decrease in sales and marketing expense is mainly attributed to lower spending associated with “AGBA” corporate branding and associated product campaigns for celebrating the successful listing in last year.

Technology Expense

Technology expense increased by US$3.3 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily due to increased headcount to support anticipated growth in the business and platform expansion and the purchase of software system.

Personnel and Benefit Expense

	Years ended December 31,
	2023	2022	Variance
	(US$ in thousands)		$	%
Personnel and benefit	$23,926	$19,839	4,087	20.60
Compensation to employees (share-based related)	3,292	2,089	1,203	57.59
TOTAL	$27,218	$21,928	5,290	24.12

Personnel and benefit cost increased by US$4.1 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily due to the increased headcount to support the continuing growth of the Platform Business and Distribution Business.

Share-based compensation for employees increased by US$1.2 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily due to the settlement of accrued salaries to certain directors and employees of the Company and the amortization of the fair value of the restricted share units. The fair value of the restricted share units is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis.

Legal and Professional Fees

	Years ended December 31,
	2023	2022	Variance
	(US$ in thousands)		$	%
Legal and other professional fees	$5,090	$1,266	3,824	302.05
Consulting fees (share-based related)	8,511	—	8,511	N/A
TOTAL	$13,601	$1,266	12,335	974.33

Legal and professional fees increased by US$12.3 million, or 974.33%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily attributed to the increase in the US legal counsel fees and the consulting fees incurred during the year.

Consulting fees under share-based compensation for the year ended December 31, 2023 was mainly related to the corporate strategic consultancy and business marketing service rendered by certain third party consultants, equal to 4,900,000 ordinary shares at the market price ranging from US$0.417 to US$2.158 per share.

Legal and Professional Fees, Related Party

Legal and professional fees, related party increased by US$0.3 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily from the advisory services rendered by a related company which owned by the Chairman of the Company.

Allowance For Expected Credit Losses on Financial Instruments

In accordance with Accounting Standards Codification (“ASC”) Topic 326 “Credit Losses – Measurement of Credit Losses on Financial Instruments” (ASC Topic 326), the Company utilizes the current expected credit losses (“CECL”) model to determine an allowance that reflects its best estimate of the expected credit losses on accounts receivable, loans receivable, notes receivable, and deposits, prepayments and others receivable which is recorded as a liability to offset the receivables. For the years ended December 31, 2023 and 2022, the aggregated allowance for expected credit losses on accounts receivable, loans receivable, notes receivable, and other receivables was US$1.1 million and US$0.02 million, respectively.

Other General and Administrative Expense

	Years ended December 31,
	2023	2022	Variance
	(US$ in thousands)		$	%
Depreciation	$1,307	$393	914	232.57
Financial data subscription expense	499	532	(33)	(6.20)
Office rental and operating fees	6,330	3,190	3,140	98.43
Other operating expenses	1,331	791	540	68.27
TOTAL	$9,467	$4,906	4,561	92.97

Total other general and administrative expenses increased by US$4.6 million, or 92.97%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The net increase was mainly due to the increase in depreciation of US$0.9 million, and office rental and operating fees of US$3.1 million. Upon the consummation of Business Combination, the post-combination entity has expensed more as a listed company, with a significant increase in the office rental and operating fees increased were primarily attributed to the office and administrative expenses pay to the holding company for the use of office premises in Trust Tower and Hopewell Centre, including building management fees, government rates and rent, office rent, lease-related interest, and depreciation actually incurred by the holding company, with the increased occupancy from business expansion.

Loss from Operations

Loss from operations increased by US$15.5 million, or 54.65%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was mainly attributable to the increase in operating expenses of US$38.6 million.

Other Income (Expense), net

Interest Income

Interest income increased by US$0.3 million for the year ended December 31, 2023.

Foreign Exchange Gain (Loss), net

Foreign exchange gain (loss), net mainly represented the unrealized net foreign exchange gain (loss) from the translation of long-term investments which are mostly denominated in Sterling. The net foreign exchange gain increased by US$3.6 million or 134.39% for the year ended December 31, 2023, as compared to the net foreign exchange loss for the year ended December 31, 2022, due to the stronger Sterling exchange rate.

Investment (Loss) Income, Net

	Years ended December 31,
	2023	2022	Variance
	(US$ in thousands)		$	%
Unrealized loss in marketable equity securities	$—	$(5,331)	(5,331)	(100.00)
Realized gain from sale of marketable equity securities	1,544	—	1,544	N/A
Unrealized gain in non-marketable equity securities	—	2,137	(2,137)	(100.00)
Unrealized loss in non-marketable equity securities	(10,093)	(6,898)	(3,195)	(46.32)
Dividend income	1,670	1,155	515	44.59
TOTAL	$(6,879)	$(8,937)	(2,058)	(23.03)

Investment loss decreased by US$2.1 million, or 23.03%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, mainly as a result of the increase in realized gain from sale of marketable equity securities of $1.5 million, increase in dividend income of US$0.5 million, decrease in unrealized loss in marketable equity securities of US$5.3 million, decrease in unrealized gain in non-marketable equity securities of US$2.1 million, offset by increase in unrealized loss in non-marketable equity securities of US$3.2 million for the year ended December 31, 2023.

Loss on settlement of forward share purchase liability

Loss on settlement of forward share purchase agreement was resulted from the early termination of the Meteora Backstop Agreement on June 29, 2023. For the year ended December 31, 2023, the loss on settlement of forward share purchase agreement was $0.4 million recognized in the consolidated statements of operations and comprehensive loss.

Gain on disposal of property and equipment

Gain on disposal of property and equipment was resulted from the sale of office premises to an independent third party on July 20, 2023. For the year ended December 31, 2023, the gain on disposal of property and equipment was $0.7 million recognized in the consolidated statements of operations and comprehensive loss.

Rental Income

Rental income was earned from the leasing of our owned office premises. For the year ended December 31, 2023, the rental income decreased by US$0.08 million, or 24.13%, as compared to the year ended December 31, 2022 was resulted from the sale of one of the office premises during the year.

Income Tax Expense

Income tax expense increased by US$0.2 million, or 129.60%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily attributable to the provision of income tax for the year.

Net Loss

Net loss increased by US$4.7 million, or 10.52% for the year ended December 31, 2023, as compared to December 31, 2022, primarily due to the increase in operating expenses of US$38.6 million, offset by the increase in revenues of US$23.1 million and decrease in other expense, net of US$11.0 million.

Liquidity and Capital Resources

Sources of Liquidity

We have a history of operating losses and negative cash flow. For the year ended December 31, 2023, we reported a net loss of US$49.2 million and reported a negative operating cash flow of US$42.1 million. As of December 31, 2023, our cash balance was US$1.9 million for working capital use. Our management estimates that currently available cash will not be able to provide sufficient funds to meet the planned obligations for the next 12 months.

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

Following the completion of Business Combination, we will independently manage the capital structure of the Company and our sources of liquidity. The ability to fund our operating needs will depend on its future ability to continue to generate positive cash flow from operations and raise capital in the capital markets. Our management believe that we will meet known or reasonably likely future cash requirements through the combination of cash flows from operating activities, available cash balances, and external borrowings and fund raising. Our management expects that the primary cash requirements in 2024 will be to fund capital expenditures for (i) expansion of the Distribution Business and (ii) Platform Business.

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

Cash Flows

As of December 31, 2023, we had cash and cash equivalents totaling $1.9 million, and $16.8 million in restricted cash.

As of December 31, 2022, we had cash and cash equivalents totaling $6.4 million, and $44.8 million in restricted cash.

Comparison of the year ended December 31, 2023 and 2022

The following table summarizes our cash flows for the years presented:

	Year ended December 31,
	2023	2022
	(US$ in thousands)
Net cash used in operating activities	(42,282)	(19,304)
Net cash provided by (used in) investing activities	10,792	(14,189)
Net cash (used in) provided by financing activities	(1,040)	12,135
Effect on exchange rate change on cash and cash equivalents	(86)	(429)
Net change in cash, cash equivalents and restricted cash	(32,616)	(21,787)
Cash, cash equivalents and restricted cash, at the beginning	51,294	73,081
Cash, cash equivalents and restricted cash, at the end	18,678	51,294
Representing as:-
Cash and cash equivalents	1,861	6,450
Restricted cash – forward share purchase agreement	—	15,356
Restricted cash – fund held in escrow	16,817	29,488
	18,678	51,294

The following table sets forth a summary of our working capital:

	Years ended December 31,
	2023	2022	Variance
	(US$ in thousands)		$	%
Total Current Assets	$25,619	$55,756	(30,137)	(54.05)
Total Current Liabilities	47,840	74,021	(26,181)	(35.37)
Working Deficit	(22,221)	(18,265)	3,956	21.66

Working Deficit

The working deficit as of December 31, 2023 amounted to approximately US$22.22 million, as compared to approximately US$18.27 million at December 31, 2022, an increase of US$3.96 million or 21.66%.

Cash Flows from Operating Activities

Net cash used in operating activities was US$42.28 million for the year ended December 31, 2023, as compared to net cash used in operating activities of US$19.30 million for the year ended December 31, 2022.

Net cash used in operating activities for the year ended December 31, 2023 was primarily the result of the net loss of US$49.21 million, an increase in accounts receivable of US$1.19 million, increase in deposits, prepayments, and others receivable of US$2.50 million, decrease in escrow liabilities of US$12.67 million, and decrease in lease liabilities of US$1.13 million. These amounts were partially offset by the increase in accounts payable and accrued liabilities of US$6.89 million, increase in income tax payable of US$0.54 million, and non-cash adjustments consisting of share-based compensation expense of US$11.24 million, non-cash lease expense of US$1.50 million, depreciation of property and equipment of US$0.26 million, interest income on notes receivable of US$0.03 million, interest expense on borrowings of US$0.78 million, net foreign exchange gain of US$0.91 million, net investment loss of US$6.88 million, allowance for expected credit losses on financial instruments of US$1.08 million, gain on disposal of property and equipment of US$0.66 million, loss on settlement of forward share purchase agreement of US$0.38 million, and reversal of over-accruals in prior year of US$3.60 million.

Net cash used in operating activities for the year ended December 31, 2022 was primarily the result of a net loss of US$44.52 million, a decrease in loans receivable of US$2.32 million, and an increase in accounts payable and accrued liabilities of US$10.88 million. These amounts were partially offset by the increase in accounts receivable of US$1.95 million, deposits, prepayments, and other receivable of US$0.20 million, decrease in escrow liabilities of US$5.00 million, income tax payable of US$0.28 million, unrealized investment loss of US$8.94 million, net foreign exchange loss of US$2.64 million, share based compensation of US$2.09 million, change in fair value of forward share purchase liability of US$5.39 million and depreciation of property and equipment of US$0.39 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2023 of US$10.79 million was primarily due to proceeds from sale of investments of US$3.98 million, dividend received from long-term investments of US$1.67 million, proceeds from sale of property and equipment of US$6.13 million, offset by the purchase of notes receivable of US$0.59 million, purchase of long-term investments of US$0.29 million, and purchase of property and equipment of US$0.10 million.

Net cash used in investing activities for the year ended December 31, 2022 of US$14.19 million was primarily due to proceeds from sale of investments of US$1.85 million, and dividend received from long-term investments of $1.15 million, offset by the addition in long-term investments of US$16.23 million, and the purchase of property and equipment of US$0.97 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2023 of US$1.04 million was primarily due to advances from the holding company of US$9.34 million, proceeds from borrowings of US$7.75 million, proceeds from private placement of US$1.85 million, offset by the settlement of forward share purchase agreement of US$13.95 million, and repayments of borrowings of US$6.03 million.

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

For the year ended December 31, 2023, we reported a net loss of approximately US$49.21 million. With a significant increase in our operating costs, described in the paragraph below, we had an accumulated deficit of approximately US$65.60 million as of December 31, 2023.

However, coupled with its business expansion, we reported significant sales growth with annual revenue of approximately US$54.19 million during 2023 (2022: US$31.08 million), and resulting with an operating loss of approximately US$43.85 million (2022: US$28.35 million). We expect to continue our business growth, while closely monitoring our future spending.

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

Certain funding alternatives have been carried by us, as follows:

1.	On September 7, 2023, we entered into an equity purchase agreement with Williamsburg, an independent third party to agree to invest up to $50 million over a 36-month period.

2.	On November 7, 2023, we entered into private placement binding term sheets with an institutional investor, our Chief Executive Officer, Mr. Ng Wing Fai, and our management team pursuant to which we will receive gross proceeds of approximately $5,128,960, in consideration of (i) 7,349,200 ordinary shares of our ordinary shares, and (ii) warrants to purchase up to 1,469,840 ordinary shares at a purchase price of $0.70 per ordinary share and associated warrants. As of December 31, 2023, the Company received the proceeds of $1,850,310.

With these funding initiatives, our management believes that we would be able to strengthen our financial position, improve our liquidity, and enhance our ability to navigate the challenging market conditions.

Material Cash Requirements

We reported a net loss during the year ended December 31, 2023. However, we expect to generate profitable operating results within the foreseeable future, after a full recovery from the anti-pandemic policy in Hong Kong and getting access to the collective sales capabilities force of the sale channels associated with our distribution business. Our management expects sales volumes to return to levels previously recorded at the predecessor company prior to the pandemic, especially with the re-opening of the Mainland border and the ongoing integration of Hong Kong into the Greater Bay area. As a result, management expects our net cash position to expand in 2024 and to be in excess of 2022. As of December 31, 2023, we had an accumulated deficit of US$65.60 million. Our material cash requirements are highly dependent upon additional financial support associated with our its business operations for the next 12 – 18 months.

Capital commitments

Notes Receivable Agreement — Pursuant to the Agreements, subject to demand, the Company is committed to subscribe the notes of Investment A with an aggregate amount of $1,673,525, in batches, which are payable on or before January 31, 2024. As of December 31, 2023, the remaining committed subscription amount was $1,084,439.

Sale and Purchase Agreement — Pursuant to the Agreement entered with Sony Life Singapore Pte. Ltd. (“SLS”), the Company is committed to purchase 100% equity interest in Sony Life Financial Advisers Pte. Ltd. for a cash consideration of SGD2,500,000 (equivalent to $1,882,000). On December 28,2023, the Company and SLS entered a second supplementary agreement to extend the closing date of the transaction from December 31, 2023 to March 31, 2024.

Nasdaq Compliance — On September 20, 2023, the Company received written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that, based on the closing bid price of the Company’s ordinary shares, par value $0.001 per share (the “Ordinary Shares”), for the last 30 consecutive trading days, the Company no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive trading days. On March 20, 2024, the Company was granted by Nasdaq an additional 180 calendar days period or until September 16, 2024, to regain the compliance.

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

Critical Accounting Policies, Judgements and Estimates

Our audited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the audited consolidated financial statements and accompanying footnotes. Out of our significant accounting policies, which are described in “Note 3—Summary of significant accounting policies” of our audited consolidated financial statements included under Item 8 of Part II in this Annual Report, certain accounting policies are deemed “critical,” as they require our management’s highest degree of judgment, estimates and assumptions. While our management believes our judgments, estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates under different assumptions and conditions.

●	Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the years presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives of property and equipment, impairment of long-lived assets, allowance for expected credit losses, notes receivable, share-based compensation, warrant liabilities, forward share purchase liability, provision for contingent liabilities, revenue recognition, leases, income tax provision, deferred taxes and uncertain tax position, and allocation of expenses from the holding company.

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

The Company earns and receives most of its non-interest income from contracts with customers, which are accounted for in accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”).

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

Recurring Asset Management Service Fees

The Company provides asset management services to investment funds or investment product providers in exchange for recurring asset management service fees. Recurring asset management service fees are determined based on the types of investment products the Company distributes and are calculated as a fixed percentage of the fair value of the total investment of the investment products, calculated daily. These customer contracts require the Company to provide investment management services, which represents a performance obligation that the Company satisfies over time. After the contract is established, there are no significant judgments made when determining the transaction price. As the Company provides these services throughout the contract term, for the method of calculating recurring asset management service fees, revenue is calculated on a daily basis over the contract term, quarterly billed and recognized. Recurring service agreements do not include rights of return, credits or discounts, rebates, price protection, performance component or other similar privileges and the circumstances under which the fixed percentage fees, before determined, could be not subject to clawback. Payment of recurring asset management service fees are normally on a regular basis (typically monthly or quarterly).

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

Recently adopted accounting standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016 - 13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016 - 13”). ASU 2016 - 13 added a new impairment model (known as the CECL model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The CECL model applies to most debt instruments, accounts receivables, notes receivables, loans receivable, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. As an emerging growth company, the Company was permitted to adopt the new standard for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has adopted the new standard effective January 1, 2023, which didn’t have a material impact on the consolidated financial statements.

New accounting standards not yet adopted

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The purpose of the update was to improve financial reporting by requiring disclosures of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all periods presented in the consolidated financial statements. Management is evaluating the impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that our internal controls over financial reporting was effective as of December 31, 2023.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of the date of this annual report.

Name	Age	Title
Mr. Robert E. Diamond, Jr.	72	Chairman of the Board
Mr. Ng Wing Fai	56	Group Chief Executive Officer and Executive Director
Mr. Shu Pei Huang, Desmond	50	Acting Group Chief Financial Officer
Ms. Wong Suet Fai, Almond	53	Group Chief Operating Officer
Mr. Jeroen Nieuwkoop	52	Group Chief Strategy Officer
Mr. Richard Kong	55	Deputy Group Chief Financial Officer/Company Secretary
Mr. Brian Chan	57	Independent Director (1)(2)(3)
Mr. Thomas Ng	68	Independent Director (1)(2)(3)
Mr. Felix Yun Pun Wong	58	Independent Director (1)(2)(3)

Note:

(1) Member of the remuneration committee

(2) Member of the nomination committee.

(3) Member of the audit committee.

Biographical Information

Mr. Robert E. Diamond is Founding Partner and Chief Executive Officer of Atlas Merchant Capital and has been since its inception in 2013. Until 2012, Mr. Diamond was Chief Executive of Barclays, having previously held the position of President of Barclays and was responsible for Barclays Capital and Barclays Global Investors (“BGI”). He became an executive director of Barclays in 2005 and was a member of the Barclays Executive Committee. Prior to Barclays, Mr. Diamond held senior executive positions at Credit Suisse First Boston and Morgan Stanley in the United States, Europe and Asia. Mr. Diamond worked at Credit Suisse First Boston from 1992 to 1996, where his roles included Vice Chairman and Head of Global Fixed Income and Foreign Exchange in New York, as well as Chairman, President and CEO of Credit Suisse First Boston Pacific. Mr. Diamond worked at Morgan Stanley from 1979 to 1992, including as the Head of European and Asian Fixed Income Trading.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during 2023, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements.

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

The Named Executive Officers for 2023 fiscal year are Mr. Ng Wing Fai (Group Chief Executive Officer), Mr. Shu Pei Huang Desmond (Acting Group Chief Financial Officer), Ms. Wong Suet Fai Almond (Group Chief Operating Officer), Mr. Jeroen Nieuwkoop (Group Chief Strategy Officer), Mr. Richard Kong (Deputy Group Chief Financial Officer and Company Secretary).

Summary Compensation Table

The following table summarizes information concerning the compensation awarded to, earned by and paid to the named executive officers and directors for services rendered to us for the years ended December 31, 2023 and 2022.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Equity Awards ($)(2)	All Other Compensation ($)	Total ($)

Robert E. Diamond, Jr.	2023	286,110	-	-	-	286,110
Chairman of the Board	2022	-	-	-	-	-

NG Wing Fai	2023	1,367,305	-	268,323	-	1,635,628
Group Chief Executive Officer and Executive Director	2022	1,316,076	-	988,000		2,304,076

SHU Pei Huang, Desmond	2023	351,455	-	139,734	-	491,189
Acting Group Chief Financial Officer	2022	338,477	-	382,000		720,477

WONG Suet Fai, Almond	2023	479,624	-	139,734	321	619,679
Group Chief Operating Officer	2022	462,137	-	382,000	-	844,137

Jeroen Nieuwkoop	2023	457,433	-	139,734	-	597,167
Group Chief Strategy Officer	2022	440,755	-	-	-	440,755

Richard Kong	2023	309,949	-	27,218	641	337,808
Deputy Group Chief Financial Officer and Company Secretary	2022	294,352	-	17,190	-	311,542

Brian Chan(3)	2023	46,154	-	-	-	46,154
Independent Director	2022	5,897	-	-	-	5,897

Thomas Ng(3)	2023	46,154	-	-	-	46,154
Independent Director	2022	5,897	-	-	-	5,897

Felix Yun Pun Wong(3)	2023	46,154	-	-	-	46,154
Independent Director	2022	5,897	-	-	-	5,897

(1)	Represents all amounts earned as salary during the applicable fiscal year. For fiscal year 2023, the salary amounts have been converted to U.S. Dollars (USD) from Hong Kong Dollars (HKD) using the exchange rate of USD1 to HKD7.8 as of December 31, 2023.

(2)	For the fiscal year of 2023, these share awards were granted in December 2022 and vested in December 2023.

(3)	Directors began receiving cash fees under our director compensation program following the Closing.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each person who is known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group as of December 31, 2023.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants or conversion of rights, as the warrants are not exercisable within 60 days of December 31, 2023 and the rights are not convertible within 60 days of December 31, 2023.

Subject to the paragraph above, the percentage ownership of issued shares is based on 70,385,742 shares of the Company’s ordinary shares issued and outstanding as of February 29, 2024. The business address for each of the following entities or individuals is AGBA Tower, 68 Johnston Road Wan Chai, Hong Kong SAR.

Name and Address of Beneficial Owner	Number of Shares	%
Five Percent Beneficial Owners of AGBA
TAG Holdings Limited(1)	55,500,000	78.9%
Directors and Named Executive Officers of AGBA
Robert E. Diamond, Jr.	—	—
Ng Wing Fai	857,606	1.22%
Shu Pei Huang, Desmond	313,780	*
Jeroen Nieuwkoop	140,080	—
Richard Kong	97,857	*
Wong Suet Fai, Almond	345,680	*
Brian Chan	18,000	*
Thomas Ng	18,000	*
Felix Wong	—	—
All Directors and Named Executive Officers of the Company as a group (8 individuals)	845,600	*

*	Less than 1%.

(1)	TAG has undertaken not to make any such distribution to its ultimate beneficial shareholders. Nothing in this undertaking, however, shall prevent TAG, subject to compliance with applicable law, from pledging or encumbering its AGBA shares or selling or otherwise disposing of any or all of the AGBA shares to any other person or persons for value consideration.

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

Pursuant to these service agreements and their predecessor arrangements, AGBA, collectively, paid TAG Financial Holdings US$6,039,520 and US$3,190,064 for the years ended December 31, 2023 and 2022, respectively, for premises and administrative expenses.

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

OAM, accordingly, provides management of JFA Capital’s portfolio assets for a management fee and a performance fee, as dictated by the management agreement. For the years ended December 31, 2023 and 2022, JFA Capital paid OAM US$900,993 and US$900,778, respectively. The arrangement is non-exclusive, and OAM is permitted to invest in or advise other investment funds. OAM is also permitted to delegate its functions, powers, and duties to any person, subject to remaining liable for the actions of its delegate. The term of this management arrangement is indefinite, subject to 90 days’ notice by either party, and the management of AGBA anticipates that OAM will continue to provide fund management services to JFA Capital following the Business Combination.

In addition to JFA Capital, OAM also provides management services for other funds, including NSD Capital, a third-party Cayman-incorporated fund. For the years ended December 31, 2023 and 2022, NSD Capital paid OAM US$69,150 and US$69,134, respectively, for management services. The management of AGBA anticipate that OAM will continue to provide fund management services to NSD Capital following the Business Combination.

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

(US Dollars)	Years Ended December 31,
Category	2023	2022*
WWC, P.C.:
Audit Fees	$630,000	$460,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	6,000	—
	$636,000	$460,000

Marcum LLP (Formerly Friedman LLP):
Audit Fees	$—	$114,450
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
	$—	$114,450

Audit fees for the fiscal years ended December 31, 2023 and 2022 rendered by WWC., P.C. relate to professional services rendered for the audit of our consolidated financial statements, quarterly reviews, and issuance of consents.

Audit fees for the fiscal year ended December 31, 2022 rendered by Marcum LLP (formerly Friedman LLP) relate to professional services rendered for the audits of our predecessor’s financial statements, quarterly reviews, issuance of consents, the Business Combination and review of documents filed with the SEC.

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

Exhibit No.	Description
2.1	Business Combination Agreement, dated November 3, 2021, by and among AGBA Acquisition Limited, AGBA Merger Sub I Limited, AGBA Merger Sub II Limited, TAG International Limited, TAG Asset Partners Limited, OnePlatform International Limited, OnePlatform Holdings Limited, TAG Asia Capital Holdings Limited, and TAG Holdings Limited (incorporated by reference to Exhibit 2.1 to AGBA’s 8-K filed with the SEC on November 18, 2022)
2.2	Amendment No. 1 to the Business Combination Agreement, dated November 18, 2021 (incorporated by reference to Exhibit 2.2 to AGBA’s 8-K filed with the SEC on November 18, 2022)
2.3	Amendment No. 2 to the Business Combination Agreement, dated January 4, 2022 (incorporated by reference to Exhibit 2.3 to AGBA’s 8-K filed with the SEC on November 18, 2022)
2.4	Amendment No. 3 to the Business Combination Agreement, dated May 4, 2022 (incorporated by reference to Exhibit 2.4 to AGBA’s 8-K filed with the SEC on November 18, 2022)
2.5	Business Combination Agreement Waiver and Amendment, dated October 21, 2022 (incorporated by reference to Exhibit 2.5 to AGBA’s 8-K filed with the SEC on November 18, 2022)
3.1	Fifth Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to AGBA’s 8-K filed with the SEC on November 18, 2022)
3.2	Amendment to the Fifth Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to AGBA’s 8-K filed with the SEC on January 3, 2024)
4.1	Form of Ordinary Share certificate (incorporated by reference to Exhibit 4.1 to AGBA’s 8-K filed with the SEC on November 18, 2022)
4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to AGBA’s 8-K filed with the SEC on November 18, 2022)
4.3	Description of Registrant’s Securities (incorporated by reference to AGBA’s 10-K filed with the SEC on April 3, 2023)
4.4	Warrant Agreement dated May 14, 2019, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.5 to AGBA’s 8-K filed with the SEC on May 17, 2019)
10.2	Share Award Scheme (incorporated by reference to Exhibit 10.2 to AGBA’s 8-K filed with the SEC on November 18, 2022)
10.3	Letter of Appointment and Transfer (Ng Wing Fai) (incorporated by reference to Exhibit 10.3 to AGBA’s 8-K filed with the SEC on November 18, 2022)
10.4	Letter of Appointment and Transfer (Wong Suet Fai Almond) (incorporated by reference to Exhibit 10.4 to AGBA’s 8-K filed with the SEC on November 18, 2022)
21.1	Subsidiaries of the Registrant
23.1	Consent of WWC, P.C.
26	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGBA GROUP HOLDING LIMITED

Dated: March 28, 2024	By:	/s/ Wing Fai NG
	Name:	Wing Fai NG
	Title:	Group Chief Executive Officer (Principal Executive Officer)

AGBA GROUP HOLDING LIMITED

Dated: March 28, 2024	By:	/s/ Shu Pei Huang, Desmond
	Name:	Shu Pei Huang, Desmond
	Title:	Acting Group Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Robert E. Diamond, Jr.	Chairman of the Board	March 28, 2024
Robert E. Diamond, Jr.

/s/ Wing Fai NG	Group Chief Executive Officer (Principal executive officer) and Executive Director	March 28, 2024
Wing Fai NG

/s/ Brian Chan	Independent Director	March 28, 2024
Brian Chan

/s/ Thomas Ng	Independent Director	March 28, 2024
Thomas Ng

/s/ Felix Yun Pun Wong	Independent Director	March 28, 2024
Felix Yun Pun Wong

AGBA GROUP HOLDING LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Shareholders of
AGBA Group Holding Limited

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AGBA Group Holding Limited and subsidiaries (collectively the “Company”) as of December 31, 2023, and 2022, and the related consolidated statements of operations and comprehensive loss, cash flows, shareholders’ equity, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows in each of the years for the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company incurred substantial losses during the year ended December 31, 2023. As of December 31, 2023, the Company had a working capital deficit and net cash outflows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Previously Issued Consolidated Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2022 to correct certain misstatements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

San Mateo, California

March 28, 2024

AGBA GROUP HOLDING LIMITED

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”))

	As of December 31,
	2023	2022
ASSETS		(restated)
Current assets:
Cash and cash equivalents	$1,861,223	$6,449,876
Restricted cash	16,816,842	44,844,196
Accounts receivable, net	2,970,636	2,822,162
Accounts receivable, net, related parties	1,094,225	272,546
Loans receivable, net	549,461	517,479
Notes receivable, net	557,003	—
Income tax recoverable	—	260,120
Deposit, prepayments, and other receivables, net	1,769,582	589,786
Total current assets	25,618,972	55,756,165

Non-current assets:
Rental deposit, net	961,253	—
Loans receivable, net	1,054,841	1,072,392
Property and equipment, net	1,721,284	7,359,416
Right-of-use asset, net	11,508,153	—
Long-term investments, net	25,201,933	36,510,803
Long-term investments, net, related party	522,531	522,557
Total non-current assets	40,969,995	45,465,168

TOTAL ASSETS	$66,588,967	$101,221,333

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$19,754,041	$20,274,429
Escrow liabilities	16,816,842	29,487,616
Borrowings	1,804,950	4,477,254
Borrowings, related party	5,000,000	—
Amounts due to the holding company	2,906,261	6,289,743
Income tax payable	328,720	—
Lease liabilities	1,229,329	—
Forward share purchase liability	—	13,491,606
Total current liabilities	47,840,143	74,020,648

Long-term liabilities:
Lease liabilities	10,646,053	—
Warrant liabilities	—	4,548
Deferred tax liabilities	—	45,858
Total long-term liabilities	10,646,053	50,406

TOTAL LIABILITIES	58,486,196	74,071,054

Commitments and contingencies (Note 24)

Shareholders’ equity:
Ordinary shares, $0.001 par value; 200,000,000 shares authorized, 68,661,998 and 58,376,985 shares issued and outstanding as of December 31, 2023 and 2022, respectively	68,662	58,377
Ordinary shares to be issued	4,854	1,665
Additional paid-in capital	74,103,494	43,870,308
Accumulated other comprehensive loss	(473,087)	(384,938)
Accumulated deficit	(65,601,152)	(16,395,133)
Total shareholders’ equity	8,102,771	27,150,279

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,588,967	$101,221,333

See accompanying notes to the consolidated financial statements.

AGBA GROUP HOLDING LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”))

	For the years ended December 31,
	2023	2022
Revenues:
Interest income:
Loans	$157,190	$176,175
Total interest income	157,190	176,175
Non-interest income:
Commissions	50,068,936	26,561,691
Recurring asset management service fees	2,992,918	3,372,449
Recurring asset management service fees, related party	970,143	969,912
Total non-interest income	54,031,997	30,904,052
Total revenues from others	54,189,187	31,080,227

Operating expenses:
Interest expense	(784,479)	(140,644)
Commission expense	(37,287,519)	(18,823,458)
Sales and marketing expense	(3,708,557)	(11,141,672)
Research and development expense	(4,557,196)	(1,209,035)
Personal and benefit expense	(27,217,822)	(21,928,504)
Legal and professional fees	(13,601,274)	(1,265,866)
Legal and professional fees, related party	(333,332)	—
Allowance for expected credit losses on financial instruments	(1,077,184)	(16,509)
Other general and administrative expenses	(9,467,146)	(4,905,636)
Total operating expenses	(98,034,509)	(59,431,324)

Loss from operations	(43,845,322)	(28,351,097)

Other income (expense):
Interest income	383,720	99,132
Foreign exchange gain (loss), net	909,227	(2,643,261)
Investment loss, net	(6,878,869)	(8,937,431)
Change in fair value of warrant liabilities	4,548	8,952
Change in fair value of forward share purchase liability	(82,182)	(5,392,293)
Loss on settlement of forward share purchase agreement	(378,895)	—
Gain on disposal of property and equipment	664,816	—
Rental income	239,239	315,233
Sundry income	64,237	504,735
Total other expense, net	(5,074,159)	(16,044,933)

Loss before income taxes	(48,919,481)	(44,396,030)

Income tax expense	(286,538)	(124,605)

NET LOSS	$(49,206,019)	$(44,520,635)

Other comprehensive loss:
Foreign currency translation adjustment	(88,149)	(205,477)

COMPREHENSIVE LOSS	$(49,294,168)	$(44,726,112)

Weighted average number of ordinary shares outstanding
Basic and diluted	65,265,397	56,084,858

Net loss per ordinary share
Basic and diluted	$(0.75)	$(0.79)

See accompanying notes to the consolidated financial statements.

AGBA GROUP HOLDING LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the years ended December 31, 2023 and 2022

			Ordinary shares		Ordinary shares to be issued		Additional	Receivable from the	Accumulated other	(Accumulated deficit)	Total
	Note		No. of share	Amount	No. of share	Amount	paid-in capital	holding company	comprehensive (loss) income	retained earnings	shareholders’ equity
Balance as of January 1, 2022			53,835,000	$53,835	1,665,000	$1,665	$38,706,226	$(29,562,195)	$(179,461)	$52,125,502	$61,145,572
Restatement	(2)		—	—	—	—	—	—	—	23,000,000	23,000,000

Balance as of January 1, 2022 (restated)	(17)	(i)	53,835,000	$53,835	1,665,000	$1,665	$38,706,226	$(29,562,195)	$(179,461)	$75,125,502	$84,145,572

Automatic conversion of public and private rights into ordinary shares	(17)	(i)	482,500	483	—	—	(483)	—	—	—	—
Issuance of ordinary shares to settle payables	(17)	(i)	792,334	792	—	—	7,202,278	—	—	—	7,203,070
Issuance of ordinary shares to settle finder fee	(17)	(i)	555,000	555	—	—	(555)	—	—	—	—
Transaction costs in related to Business Combination			—	—	—	—	(8,308,754)	—	—	—	(8,308,754)
Shares and warrants from reverse recapitalization with AGBA Acquisition Limited, net of redemption			2,712,151	2,712	—	—	6,282,184	—	—	—	6,284,896
Special dividend to the holding company			—	—	—	—	—	29,562,195	—	(47,000,000)	(17,437,805)
Share-based compensation			—	—	—	—	2,088,725	—	—	—	2,088,725
Initial measurement of forward share purchase liability			—	—	—	—	(8,099,313)	—	—	—	(8,099,313)
Forgiveness of amounts due to the holding company			—	—	—	—	6,000,000	—	—	—	6,000,000
Net loss for the year			—	—	—	—	—	—	—	(44,520,635)	(44,520,635)
Foreign currency translation adjustment			—	—	—	—	—	—	(205,477)	—	(205,477)

Balance as of December 31, 2022 (restated)			58,376,985	58,377	1,665,000	1,665	43,870,308	—	(384,938)	(16,395,133)	27,150,279

Issuance of ordinary shares to settle finder fee	(17)	(ii)	2,173,913	2,174	—	—	3,997,826	—	—	—	4,000,000
Issuance of holdback shares	(17)	(iv)	1,665,000	1,665	(1,665,000)	(1,665)	—	—	—	—	—
Issuance of ordinary shares for private placement	(17)	(vii)	—	—	2,643,300	2,643	1,847,667	—	—	—	1,850,310
Issuance of ordinary shares for commitment fee	(17)	(v)	600,000	600	—	—	275,400	—	—	—	276,000
Share-based compensation	(17)	(iii),(vi),(viii)	5,846,100	5,846	2,210,984	2,211	11,518,909	—	—	—	11,526,966
Forgiveness of amounts due to the holding company			—	—	—	—	12,593,384	—	—	—	12,593,384
Foreign currency translation adjustment			—	—	—	—	—	—	(88,149)	—	(88,149)
Net loss for the year			—	—	—	—	—	—	—	(49,206,019)	(49,206,019)

Balance as of December 31, 2023			68,661,998	$68,662	4,854,284	$4,854	$74,103,494	$—	$(473,087)	$(65,601,152)	$8,102,771

See accompanying notes to the consolidated financial statements.

AGBA GROUP HOLDING LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	For the years ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(49,206,019)	$(44,520,635)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	11,235,026	2,088,725
Non-cash lease expense	1,496,286	—
Depreciation of property and equipment	261,323	392,873
Interest income on notes receivable	(34,665)	—
Interest expense on borrowings	784,479	—
Foreign exchange (gain) loss, net	(909,227)	2,643,261
Investment loss, net	6,878,869	8,937,431
Allowance for expected credit losses on financial instruments	1,077,184	—
Change in fair value of warrant liabilities	(4,548)	(8,952)
Change in fair value of forward share purchase liability	82,182	5,392,293
Gain on disposal of property and equipment	(664,816)	—
Loss on settlement of forward share purchase agreement	378,895	—
Reversal of over-accruals staff bonus	(3,595,028)	—

Change in operating assets and liabilities:
Accounts receivable	(1,187,628)	(1,947,089)
Loans receivable	(15,656)	2,319,054
Deposits, prepayments, and other receivables	(2,495,082)	(198,512)
Accounts payable and accrued liabilities	6,894,066	10,877,792
Escrow liabilities	(12,670,774)	(4,998,181)
Lease liabilities	(1,130,008)	—
Income tax payable	542,982	(282,459)
Net cash used in operating activities	(42,282,159)	(19,304,399)

Cash flows from investing activities:
Proceeds from sale of investments	3,976,657	1,853,473
Purchase of notes receivable	(589,086)	—
Purchase of long-term investments	(288,581)	—
Addition in long-term investments, related party	—	(16,228,690)
Dividend received from long-term investments	1,670,045	1,154,749
Proceeds from sale of property and equipment	6,127,576	—
Purchase of property and equipment	(104,846)	(968,367)
Net cash provided by (used in) investing activities	10,791,765	(14,188,835)

Cash flows from financing activities:
Advances from the holding company	9,342,972	9,752,275
Settlement of forward share purchase agreement	(13,952,683)	—
Proceeds from borrowings	7,746,414	4,464,391
Repayments of borrowings	(6,026,937)	—
Proceeds from private placement	1,850,310	—
Dividend paid to the holding company	—	(17,437,805)
Cash proceeds from reverse recapitalization, net of redemption	—	15,356,580
Net cash (used in) provided by financing activities	(1,039,924)	12,135,441

Effect on exchange rate change on cash, cash equivalents and restricted cash	(85,689)	(429,542)

Net change in cash, cash equivalent and restricted cash	(32,616,007)	(21,787,335)

BEGINNING OF YEAR	51,294,072	73,081,407

END OF YEAR	$18,678,065	$51,294,072

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash received from income tax refund	$427,363	$125,353
Cash paid for income taxes	$172,334	$531,592
Cash received from interest	$349,055	$99,132
Cash paid for interest	$784,479	$140,644

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease liabilities related to right-of-use asset	$12,512,585	$—
Forgiveness of amounts due to the holding company	$12,593,384	$6,000,000
Issuance of ordinary shares to settle finder fee	$4,000,000	$—
Issuance of ordinary shares to settle payables	$—	$7,203,070
Purchase of property and equipment, through earnest deposit	$—	$7,182,131
Special dividend to the holding company offset with amount due from the holding company	$—	$29,562,195
Transaction costs in related to Business Combination	$—	$8,308,754
Liability assumed related to forward share purchase agreement	$—	$13,491,606

	As of December 31,
	2023	2022
Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$1,861,223	$6,449,876
Restricted cash	16,816,842	44,844,196

Total cash, cash equivalents and restricted cash	$18,678,065	$51,294,072

See accompanying notes to the consolidated financial statements.

AGBA GROUP HOLDING LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On November 14, 2022 (“Closing Date”), AGBA, AGBA Merger Sub I Limited, AGBA Merger Sub II Limited, TAG International Limited, TAG Asset Partners Limited, OnePlatform International Limited, OnePlatform Holdings Limited, TAG Asia Capital Holdings Limited, and TAG Holdings Limited (“TAG”) completed the business combination transaction and AGBA became the 100% beneficial owner of all of the issued and outstanding shares and other equity interest of TAG International Limited and TAG Asia Capital Holdings Limited. The transaction was accounted for as a “reverse recapitalization” and AGBA was treated as the “acquired” company for accounting purposes (see Note 5).

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

The accompanying consolidated financial statements reflect the activities of AGBA and each of the subsidiaries as of December 31, 2023 and 2022:

Name		Background	Ownership
TAG International Limited (“TIL”)	● ● ● ●	British Virgin Islands company Incorporated on October 25, 2021 Issued and outstanding 1 ordinary share at $1 par value Investment holding	100% owned by AGBA

TAG Asset Partners Limited (“TAP”)	● ● ● ●	British Virgin Islands company Incorporated on October 25, 2021 Issued and outstanding 1 ordinary share at $1 par value Investment holding	100% owned by TIL

OnePlatform International Limited (“OIL”)	● ● ● ●	Hong Kong company Incorporated on November 2, 2021 Issued and outstanding 100 ordinary shares for HK$100 ($13) Investment holding	100% owned by TAP

TAG Asia Capital Holdings Limited (“TAC”)	● ● ● ●	British Virgin Islands company Incorporated on October 26, 2015 Issued and outstanding 50,000 ordinary shares at $1 par value Investment holding	100% owned by AGBA

AGBA GROUP HOLDING LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OnePlatform Wealth Management Limited (“OWM”)	● ● ● ●

Hong Kong company

Incorporated on February 5, 2003

Issued and outstanding 240,764,705 ordinary shares for HK$120,851,790 ($15,493,819)

Provision of insurance and mandatory provident fund schemes brokerage services

99.89% owned by OIL

OnePlatform International Property Limited (“OIP”)	● ● ● ●	Hong Kong company Incorporated on May 21, 2014 Issued and outstanding 30,001,200 ordinary shares for HK$30,001,200 ($3,846,308) Provision of overseas real estate brokerage services	100% owned by OIL

OnePlatform Asset Management Limited (“OAM”)	● ● ● ● ●

Hong Kong company

Incorporated on November 24, 1999

Issued and outstanding 264,160,000 ordinary shares for HK$272,000,000 ($34,871,795)

Licensed by the Securities and Futures Commission of Hong Kong

Provision of investment advisory, funds dealing, introducing broker, and asset management services

100% owned by OIL

Kerberos (Nominee) Limited (“KNL”)	● ● ● ●	Hong Kong company Incorporated on April 20, 2007 Issued and outstanding 1 ordinary share for HK$1 Provision of escrow services	100% owned by OAM

Maxthree Limited (“Maxthree”)	● ● ● ●	British Virgin Islands company Incorporated on April 12, 2006 Issued and outstanding 1 ordinary share at $1 par value Investment holding	100% owned by OIL

OnePlatform Credit Limited (“OCL”)	● ● ● ● ●

Hong Kong company

Incorporated on August 6, 1982

Issued and outstanding 169,107,379 ordinary shares for HK$169,107,379 ($21,680,433)

Registered under the Hong Kong Money Lenders Ordinance

Provision of money lending services

100% owned by Maxthree

Hong Kong Credit Corporation Limited (“HKCC”)	● ● ● ● ●

Hong Kong company

Incorporated on March 16, 1982

Issued and outstanding 139,007,381 ordinary shares for HK$139,007,381 ($17,821,459)

Registered under the Hong Kong Money Lenders Ordinance

Provision of money lending services

100% owned by OCL

AGBA GROUP HOLDING LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Trendy Reach Holdings Limited (“TRHL”)	● ● ● ●	British Virgin Islands company Incorporated on October 5, 2015 Issued and outstanding 1 ordinary share at HK$1 Investment holding	100% owned by Maxthree

Profit Vision Limited (“PVL”)	● ● ● ●	Hong Kong company Incorporated on October 9, 2015 Issued and outstanding 1 ordinary share for HK$1 Property investment holding	100% owned by TRHL

TAG Technologies Limited (“TAGTL”)	● ● ● ●	British Virgin Islands company Incorporated on October 23, 2015 Issued and outstanding 1 ordinary share at $1 par value Investment in financial technology business	100% owned by TAC

AGBA Group Limited (“AGL”)	● ● ● ●	Hong Kong company Incorporated on November 28, 2019 Issued and outstanding 10,000 ordinary shares for HK$10,000 ($1,282) Operating as cost center for the Company	100% owned by TAGTL

Tandem Fintech Limited (“TFL”)	● ● ● ●	Hong Kong company Incorporated on October 6, 2017 Issued and outstanding 9,000,000 ordinary shares for HK$9,000,000 ($1,153,846) Operating an online insurance comparison platform	100% owned by TAC

AGBA Innovation Limited (“AGBA Innovation”)	● ● ● ●	Hong Kong company Incorporated on February 26, 2016 Issued and outstanding 1 ordinary share for HK$1 No operations since inception	100% owned by OIL

FinLiving Limited (“FLL”)	● ● ● ●	Hong Kong company Incorporated on September 14, 2021 Issued and outstanding 100 ordinary shares for HK$100 ($13) No operations since inception	100% owned by AGBA Innovation

AGBA and its subsidiaries are hereinafter referred to as the “Company”.

AGBA GROUP HOLDING LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated the accompanying consolidated financial statements and related disclosure for the year ended December 31, 2022 that were previously included in the Form 10-K filed with the SEC on April 3, 2023.

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

The impact of restatement

The impact of the accounting errors was a cumulative reduction in the income tax provision of $23 million and a cumulative decrease in the accumulated deficit of $23 million, and it had no impact on the consolidated statements of operations and comprehensive loss and the consolidated statements of cash flows for the year ended December 31, 2022.

The following table summarized the effect of the restatement on each financial statement line items as of and for the year ended December 31, 2022, as indicated:

Summary of restatement – consolidated balance sheet

	As of December 31, 2022
	As Previously Reported	Adjustment	As Restated
Income tax payable	$23,000,000	$(23,000,000)	$—
Total current liabilities	$97,020,648	$(23,000,000)	$74,020,648
Total liabilities	$97,071,054	$(23,000,000)	$74,071,054
Accumulated deficit	$(39,395,133)	$23,000,000	$(16,395,133)
Total shareholders’ equity	$4,150,279	$23,000,000	$27,150,279

Summary of restatement – consolidated statement of changes in shareholders’ equity

	For the year December 31, 2022
	As Previously Reported	Adjustment	As Restated
Balance as of January 1, 2022
Accumulated (deficit) retained earnings	$52,125,502	$23,000,000	$75,125,502
Balance as of December 31, 2022
Accumulated (deficit) retained earnings	$(39,395,133)	$23,000,000	$(16,395,133)

AGBA GROUP HOLDING LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

●	Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the years presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives of property and equipment, impairment of long-lived assets, allowance for expected credit losses, notes receivable, share-based compensation, warrant liabilities, forward share purchase liability, provision for contingent liabilities, revenue recognition, leases, income tax provision, deferred taxes and uncertain tax position, and allocation of expenses from the holding company.

The inputs into the management’s judgments and estimates consider the geopolitical tension, inflationary and high interest rate environment and other macroeconomic factors on the Company’s critical and significant accounting estimates. Actual results could differ from these estimates.

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

AGBA GROUP HOLDING LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Translation of amounts from HK$ into US$ has been made at the following exchange rates for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Year-end HK$:US$ exchange rate	0.1281	0.1281
Annual average HK$:US$ exchange rate	0.1277	0.1277

●	Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in readily available checking and saving accounts. They consist of highly liquid investments that are readily convertible to cash and that mature within three months or less from the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments. The Company maintains most of its bank accounts in Hong Kong and Hong Kong is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance. However, management does not believe there is a significant risk of loss.

●	Restricted Cash

Restricted cash consist of funds held in escrow accounts reflecting (i) the restricted cash and cash equivalents maintained in certain bank accounts that are held for the exclusive interest of the Company’s customers and (ii) the full obligation to an investor in connection with the Meteora Backstop Agreement (see Note 5 for the details of the Meteora Backstop Agreement).

The Company restricts the use of the assets underlying the funds held in escrow to meet with regulatory or contractual requirements and classifies the assets as current based on their purpose and availability to fulfill its direct obligation under current liabilities.

●	Accounts Receivable, net

Accounts receivable, net include trade accounts due from customers in insurance brokerage and asset management businesses, less the allowance for expected credit losses.

Accounts receivable, net are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms. The normal settlement terms of accounts receivable from insurance companies in the provision of brokerage agency services are within 30 days upon the execution of the insurance policies. Credit terms with the products providers of investment, unit and mutual funds and asset portfolio are mainly 90 days or a credit period mutually agreed between the contracting parties. The Company seeks to maintain strict control over its outstanding receivables to minimize credit risk. Overdue balances are reviewed regularly by senior management. Management reviews its receivables on a regular basis to determine if the allowance for expected credit losses is adequate and provides allowance when necessary.

The Company does not hold any collateral or other credit enhancements over its accounts receivable balances.

AGBA GROUP HOLDING LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

●	Loans Receivable, net

Loans receivable, net are related to residential mortgage loans that are carried at unpaid principal and interest balances, less the allowance for expected credit losses on loans receivable and charge-offs.

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

If the Company determines that a loan is impaired, the Company next determines the amount of the impairment. The amount of impairment on collateral dependent loans is charged off within the given fiscal quarter. Generally the amount of the loan and negative escrow in excess of the appraised value less estimated selling costs, for the fair value of collateral valuation method, is charged off. For all other loans, impairment is measured as described below in “Allowance for Expected Credit Losses on Financial Instruments”.

●	Allowance for Expected Credit Losses on Financial Instruments

In accordance with ASC Topic 326 “Credit Losses – Measurement of Credit Losses on Financial Instruments” (ASC Topic 326), the Company utilizes the current expected credit losses (“CECL”) model to determine an allowance that reflects its best estimate of the expected credit losses on accounts receivable, loans receivable, notes receivable, and deposits, prepayments and others receivable which is recorded as a liability to offset the receivables. The CECL model is prepared after considering historical experience, current conditions, and reasonable and supportable economic forecasts to estimate expected credit losses. Accounts receivable, loans receivable, notes receivable, and deposits, prepayments, and others receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as a reduction of bad debt expense.

For the years ended December 31, 2023 and 2022, the aggregated allowance for expected credit losses on accounts receivable, loans receivable, notes receivable, and other receivables was $1,077,184 and $16,509, respectively.

●	Deposit, prepayments, and other receivables, net

Deposit, prepayments, and other receivables, net represented the deposit paid for technology systems and services, prepayments for various consultancy services and other operating expenses such as insurance premium less the allowance for expected credit losses. It is presented under the current assets of the consolidated balance sheets based on the expected collection date.

●	Rental deposit, net

Rental deposit, net represented the deposit paid for the long-term office leases, less the allowance for expected credit losses. It is presented under the non-current assets of the consolidated balance sheet based on the expected collection date.

For the years ended December 31, 2023 and 2022, the Company has evaluated the probable losses on the rental deposits and made an allowance for expected credit losses of $14,833 and nil, respectively.

●	Long-Term Investments, net

The Company invests in equity securities with readily determinable fair values and equity securities that do not have readily determinable fair values.

Equity securities with readily determinable fair values are carried at fair value with any unrealized gains or losses reported in earnings.

AGBA GROUP HOLDING LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Property and equipment, net are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values, if any:

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

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. No impairment losses were recognized for the years ended December 31, 2023 and 2022.

●	Accounts Payable

Accounts payable represent commission payable to the Company’s financial advisors for the sale of investment funds, investment products, or insurance products. The carrying amount approximates fair value because of the short-term maturity.

●	Borrowings

Borrowings are recognized at fair value and repayable in the next twelve months. Interest expense is recognized on a fixed interest rate on the consolidated statements of operations.

●	Warrants Liabilities

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

AGBA GROUP HOLDING LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

●	Revenue Recognition

The Company earns and receives most of its non-interest income from contracts with customers, which are accounted for in accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC Topic 606”).

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

Commissions

The Company earns commissions from the sale of investment products to customers, who are insurance companies and fund houses. The Company enters into commission agreements with customers which specify the key terms and conditions of the arrangement. Commissions are separately negotiated for each transaction and generally do not include rights of return, credits or discounts, rebates, price protection or other similar privileges, and typically paid on or shortly after the transaction is completed. Upon the purchase of an investment product by customer, the Company earns a commission from customers, calculated as a fixed percentage of the investment products acquired by its customers. The Company defines the “purchase of an investment product” for its revenue recognition purpose as the time when the customers referred by the Company has entered into a subscription contract with the relevant product provider and, if required, the customer has transferred a deposit to an escrow account designated by the Company to complete the purchase of the investment products. After the contract is established, there are no significant judgments made when determining the commission price. Therefore, commissions are recorded at point in time when the investment product is purchased.

AGBA GROUP HOLDING LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with ASC Topic 606, Revenue Recognition: Principal Agent Considerations, the Company evaluates the terms in the agreements with its channels and independent contractors to determine whether or not the Company acts as the principal or as an agent in the arrangement with each party respectively. The determination of whether to record the revenue in a gross or net basis depends upon whether the Company has control over the services prior to transferring it. Control is demonstrated by the Company which is primarily responsible for fulfilling the provision of placement services through the Company’s licensed insurance brokers to provide agency services. The commissions from insurance providers are recorded on a gross basis and commission paid to independent contractors or channel costs are recorded as commission expense in the consolidated statements of operations and comprehensive loss.

The Company also offers the sale solicitation of real estate property to the final customers and is compensated in the form of commissions from the corresponding property developers pursuant to the service contracts. Commission income is recognized at a point of time upon the sale contracts of real estate property is signed and executed.

Recurring Asset Management Service Fees

The Company provides asset management services to investment funds or investment product providers in exchange for recurring asset management service fees. Recurring asset management service fees are determined based on the types of investment products the Company distributes and are calculated as a fixed percentage of the fair value of the total investment of the investment products, calculated daily. These customer contracts require the Company to provide investment management services, which represents a performance obligation that the Company satisfies over time. After the contract is established, there are no significant judgments made when determining the transaction price. As the Company provides these services throughout the contract term, for the method of calculating recurring asset management service fees, revenue is calculated on a daily basis over the contract term, quarterly billed and recognized. Recurring service agreements do not include rights of return, credits or discounts, rebates, price protection, performance component or other similar privileges and the circumstances under which the fixed percentage fees, before determined, could be not subject to clawback. Payment of recurring asset management service fees are normally on a regular basis (typically monthly or quarterly).

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

AGBA GROUP HOLDING LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The following table presents the revenue streams by segments, with the presentation of revenue categories presented on the consolidated statements of operations and comprehensive loss for the years indicated:

	For the year ended December 31, 2023
	Distribution Business	Platform Business
	Insurance brokerage service	Asset management service	Money lending service	Real estate agency service	Total

Interest income:
Loans	$—	$—	$157,190	$—	$157,190

Non-interest income:
Commissions	48,886,928	1,138,432	—	43,576	50,068,936
Recurring asset management service fees	—	3,963,061	—	—	3,963,061

	$48,886,928	$5,101,493	$157,190	$43,576	$54,189,187

	For the year ended December 31, 2022
	Distribution Business	Platform Business
	Insurance brokerage service	Asset management service	Money lending service	Real estate agency service	Total

Interest income:
Loans	$—	$—	$176,175	$—	$176,175

Non-interest income:
Commissions	24,610,309	1,764,310	—	187,072	26,561,691
Recurring asset management service fees	—	4,342,361	—	—	4,342,361

	$24,610,309	$6,106,671	$176,175	$187,072	$31,080,227

●	Rental Income

Rental income represents monthly rental received from the Company’s tenants. The Company recognizes rental income on a straight-line basis over the lease term in accordance with the lease agreement.

●	Cost Allocation

Cost allocation includes allocation of certain general and administrative, sales and marketing expenses and other operating costs paid by the holding company. General and administrative expenses consist primarily of payroll and related expenses of senior management and the Company’s employees, shared management expenses, including accounting, consulting, legal support services, rent, and other expenses to provide operating support to the related businesses. Allocated sales and marketing expense was mainly marketing expenses. These allocations are made using a proportional cost allocation method by considering the proportion of revenues, headcounts as well as estimates of time spent on the provision of services attributable to the Company.

●	Sales and Marketing

Sales and marketing expenses include the costs of advertising, promotions, seminars, and other programs. In accordance with ASC Topic 720-35, Advertising Costs, advertising costs are expensed as incurred.

●	Research and Development

Research and development expenses include the costs of developing software for business purpose and costs to improve the business operation flow. All research and development costs are expensed as incurred.

AGBA GROUP HOLDING LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Full time employees of the Hong Kong subsidiaries participate in a defined contribution Mandatory Provident Fund retirement benefit scheme under the Hong Kong Mandatory Provident Fund Schemes Ordinance. Contributions are made by both the employer and the employee at the rate of 5% on the employee’s relevant salary, subject to a salary cap of $3,846 (HK$30,000).

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

For the years ended December 31, 2023 and 2022, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2023 and 2022, the Company did not have any significant unrecognized uncertain tax positions.

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

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, Earnings per Share (“ASC Topic 260”). ASC Topic 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average ordinary share outstanding for the year. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the years ended December 31, 2023 and 2022, there were no dilution impact.

●	Segment Reporting

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments.

AGBA GROUP HOLDING LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Segments		Scope of Service	Business Activities

Distribution Business		Insurance Brokerage Service	Facilitating the placement of insurance, investment, real estate and other financial products and services to our customers, through licensed brokers, in exchange for initial and ongoing commissions received from product providers, including insurance companies, fund houses and other product specialists.

Platform Business	-	Asset Management Service	- Providing access to financial products and services to licensed brokers.
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

All of the Company’s revenues were generated in Hong Kong for the years ended December 31, 2023 and 2022 and all of the Company’s non-current assets were located in Hong Kong as of December 31, 2023 and 2022.

●	Leases

The Company follows ASC Topic 842, Leases (“ASC Topic 842”), utilizing the modified retrospective transition method with no adjustments to comparative periods presented. On February 25, 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (ASC Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. ASC Topic 842 requires that lessees recognize right-of-use asset and lease liabilities calculated based on the present value of lease payments for all lease agreements with terms that are greater than twelve months. It requires for leases longer than one year, a lessee to recognize in the statement of financial condition a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments. ASC Topic 842 distinguishes leases as either a finance lease or an operating lease that affects how the leases are measured and presented in the consolidated statements of operations and comprehensive loss and statements of cash flows. ASC Topic 842 supersedes nearly all existing lease accounting guidance under GAAP issued by the FASB including ASC Topic 840, Leases.

AGBA GROUP HOLDING LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option, if any. As the Company’s leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company has elected to adopt the following lease policies in conjunction with the adoption of ASU 2016-02: (i) for leases that have lease terms of 12 months or less and does not include a purchase option that is reasonably certain to exercise, the Company elected not to apply ASC 842 recognition requirements; and (ii) the Company elected to apply the package of practical expedients for existing arrangements entered into prior to January 1, 2021 to not reassess (a) whether an arrangement is or contains a lease, (b) the lease classification applied to existing leases, and (c) initial direct costs. The Company has not entered any lease agreements with lease terms of 12 months or less during the years ended December 31, 2023 and 2022. The Company elected not to separate non-lease components from lease components; therefore, it will account for lease component and the non-lease components as a single lease component when there is only one vendor in the lease contract for the office leases. Lease payments are fixed.

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

Pursuant to section 850-10-20, the related parties include: a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operations are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the consolidated financial statements; c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

AGBA GROUP HOLDING LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

●	Commitments and Contingencies

The Company follows the ASC Topic 450-20, Commitments to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

The carrying value of the Company’s financial instruments: cash and cash equivalents, restricted cash, accounts receivable, loans and notes receivable, deposits, prepayments and other receivables, accounts payable and accrued liabilities, escrow liabilities, borrowings and amounts due to the holding company approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of loans receivable approximates the carrying amount. The Company accounts for loans receivable at cost, subject to expected credit losses assessment.

AGBA GROUP HOLDING LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable equity securities	$595	$595	$—	$—

	As of December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable equity securities	$2,443,593	$2,443,593	$—	$—

Liabilities:
Forward share purchase liability	$13,491,606	$—	$—	$13,491,606
Warrant liabilities	4,548	—	—	4,548
Total	$13,496,154	$—	$—	$13,496,154

Fair value estimates are made at a specific point in time based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

●	Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Recently adopted accounting standards

In June 2016, the FASB issued Accounting Standards Update No. 2016 - 13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016 - 13”). ASU 2016 - 13 added a new impairment model (known as the CECL model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The CECL model applies to most debt instruments, accounts receivables, notes receivables, loans receivable, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. As an emerging growth company, the Company was permitted to adopt the new standard for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has adopted the new standard effective January 1, 2023, which didn’t have a material impact on the consolidated financial statements.

New accounting standards not yet adopted

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The purpose of the update was to improve financial reporting by requiring disclosures of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all periods presented in the consolidated financial statements. Management is evaluating the impact on the Company’s consolidated financial statements.

AGBA GROUP HOLDING LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have a material impact on the consolidated balance sheets, statements of operations and comprehensive loss and cash flows.

NOTE 4 — LIQUIDITY AND GOING CONCERN CONSIDERATION

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. They do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

For the year ended December 31, 2023, the Company reported net loss of $49,206,019 and net cash outflows from operating activities of $42,282,159. As of December 31, 2023, the Company had a working capital deficit of $22,221,171, an accumulated deficit of $65,601,152 and cash and cash equivalents of $1,861,223.

The Company has determined that the prevailing conditions and ongoing liquidity risks encountered by the Company raise substantial doubt about the ability to continue as a going concern for at least one year following the date these consolidated financial statements are issued. The ability to continue as a going concern is dependent on the Company’s ability to successfully implement its current operating plan and fund-raising exercises. The Company believes that it will be able to grow its revenue base and control expenditures. In parallel, the Company will monitor its capital structure and operating plans and search for potential funding alternatives in order to finance the development activities and operating expenses. These alternatives may include borrowings, raising funds through public equity or debt markets. However, the Company cannot predict the exact amount or timing of the alternatives, or guarantee those alternatives will be favorable to its shareholders. Any failure to obtain financing when required will have a material adverse impact on the Company’s business, operation and financial result.

Certain funding alternatives have been carried by the Company, as follows:

1.	On September 7, 2023, the Company entered into an equity purchase agreement with Williamsburg Venture Holdings, LLC (“Williamsburg”), an independent third party to agree to invest up to $50 million over a 36-month period (see Note 17).

2.	On November 7, 2023, the Company entered into private placement binding term sheets with an institutional investor, the Company’s Chief Executive Officer, Mr. Ng Wing Fai, and the Company’s management team pursuant to which the Company will receive gross proceeds of approximately $5,128,960, in consideration of (i) 7,349,200 ordinary shares of the Company, and (ii) warrants to purchase up to 1,469,840 Ordinary Shares at a purchase price of $0.70 per ordinary share and associated warrants. As of December 31, 2023, the Company received the proceeds of $1,850,310 (see Note 17).

The above funding alternatives were not enforceable and were subject to being exercised the rights by the counterparties. With these funding initiatives, the Company believes that it would be able to strengthen its financial position, improve its liquidity, and enhance its ability to navigate the challenging market conditions.

AGBA GROUP HOLDING LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — REVERSE RECAPITALIZATION WITH AGBA ACQUISITION LIMITED

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

The transaction was accounted for as a “reverse recapitalization” in accordance with U.S. GAAP because the primary assets of AGBA would be nominal following the close of the Business Combination. Under this method of accounting, AGBA was treated as the “acquired” company for financial reporting purposes and both of TIL and TAC were determined to be the accounting acquirer based on the terms of the Business Combination and other factors including: (i) TIL and TAC’s shareholders have a majority of the voting power of the combined company, (ii) TIL and TAC comprises a majority of the governing body of the combined company, and TIL and TAC’s senior management comprises all of the senior management of the combined company, and (iii) TIL and TAC comprises all of the ongoing operations of the combined entity. Accordingly, for accounting purposes, this transaction was treated as the equivalent of the Company issuing shares for the net assets of AGBA, accompanied by a recapitalization. The shares and net loss per ordinary share, prior to the Reverse Recapitalization, have been retroactively restated. The net assets of AGBA were recorded at historical carrying amount, with no goodwill or other intangible assets recorded. Operations prior to the Reverse Recapitalization are those of TIL and TAC.

AGBA GROUP HOLDING LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — RESTRICTED CASH

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

Pursuant to the early termination clauses of Meteora Backstop Agreement, the Company released $14.0 million from restricted cash to settle the obligation to Meteora.

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

With the early termination and sale of shares by Meteora, the forward share purchase liability (“FSP liability”) was fully settled and a loss on settlement of $378,895 was recorded in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

As of December 31, 2023, restricted cash included the funds held on behalf of the customers, the Company is acted as a custodian to manage the assets and investment portfolio on behalf of its customers under the terms of certain contractual agreements, which the Company does not have the right to use for any purposes, other than managing the portfolio. Upon receiving escrow funds, the Company records a corresponding escrow liability.

NOTE 7 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	As of December 31,
	2023	2022
Accounts receivable	$3,283,118	$2,916,609
Accounts receivable – related parties	1,094,225	272,546
Less: allowance for expected credit losses	(312,482)	(94,447)
Accounts receivable, net	$4,064,861	$3,094,708

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

AGBA GROUP HOLDING LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity in the allowance for expected credit losses:

	As of December 31,
	2023	2022
Balance at beginning of year	$94,447	$94,576
Allowance for expected credit losses	217,475	—
Foreign translation adjustment	560	(129)
Balance at end of year	$312,482	$94,447

The Company generally conducts its business with creditworthy third parties. The Company determines, on a quarterly basis, the probable losses and an allowance for expected credit losses determined in accordance with the CECL model, based on historical losses, current economic conditions, forecasted future economic and market considerations, and in some cases, evaluating specific customer accounts for risk of loss. Accounts receivable are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. In addition, receivable balances are monitored on an ongoing basis and its exposure to bad debts is not significant.

For the years ended December 31, 2023 and 2022, the Company has assessed the probable loss and made an allowance for expected credit losses of $217,475 and nil on accounts receivable, respectively.

NOTE 8 — LOANS RECEIVABLE, NET

The Company’s loans receivable, net was as follows:

	As of December 31,
	2023	2022

Residential mortgage loans	$1,605,531	$1,589,871
Less: allowance for expected credit losses	(1,229)	—
Loans receivable, net	$1,604,302	$1,589,871

Classifying as:
Current portion	$549,461	$517,479
Non-current portion	1,054,841	1,072,392
Loans receivable, net	$1,604,302	$1,589,871

AGBA GROUP HOLDING LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The interest rates on loans issued ranged between 9.00% and 10.50% (2022: 9.00% to 10.00%) per annum for the year ended December 31, 2023. Mortgage loans are secured by collateral in the pledge of the underlying residential properties owned by the borrowers. As of December 31, 2023, the net carrying amount of the loans receivable was $1,604,302, which included an interest receivable of $40,100.

Mortgage loans are made to either business or individual customers in Hong Kong for a period of 1 to 25 years, which are fully collateralized and closely monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of December 31, 2023 and 2022.

The following table presents the activity in the allowance for expected credit losses:

	As of December 31,
	2023	2022
Balance at beginning of year	$—	$76,799
Allowance for expected credit losses	1,225	—
Written-off	—	(76,799)
Foreign translation adjustment	4	—
Balance at end of year	$1,229	$—

Estimated allowance for expected credit losses is determined on quarterly basis, in accordance with the CECL model, for general credit risk of the overall portfolio, which is relied on an assessment of specific evidence indicating doubtful collection, historical loss experience, loan balance aging and prevailing economic conditions. If there is an unexpected deterioration of a customer’s financial condition or an unexpected change in economic conditions, including macroeconomic events, the Company will assess the need to adjust the allowance for expected credit losses. Any such resulting adjustments would affect earnings in the period that adjustments are made.

For the years ended December 31, 2023 and 2022, the Company has assessed the probable loss and made an allowance for expected credit losses of $1,225 and nil on loans receivable, respectively.

NOTE 9 — NOTES RECEIVABLE, NET

On February 24, 2023, the Company entered into a subscription agreement and a convertible loan note instrument (collectively the “Agreements”) with Investment A. Pursuant to the Agreements, the Company agrees to subscribe an aggregate amount of $1,673,525 notes, in batches, which are payable on or before January 31, 2024 and bears a fixed interest rate of 8% per annum. The maturity date of the notes receivable is April 30, 2024. As of December 31, 2023, the Company subscribed $589,086 notes.

As of December 31, 2023, the net carrying amount of the notes receivable was $557,003, which including an interest receivable of $34,665.

AGBA GROUP HOLDING LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity in the allowance for expected credit losses:

As of December 31,
2023
Balance at beginning of year	$—
Allowance for expected credit losses	69,581
Foreign translation adjustment	180
Balance at end of year	$69,761

In accordance with ASC Topic 326, the Company accounts for its allowance for expected credit losses on notes receivable using the CECL model. Periodic changes to the allowance for expected credit losses are recognized in the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2023, the Company has evaluated the probable losses on the notes receivable and made an allowance for expected credit losses of $69,581.

NOTE 10 — DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES , NET

Deposit, prepayment and other receivables, net consisted of the following:

	As of December 31,
	2023	2022
Deposits	$710,702	$364,490
Prepayments	1,026,767	104,262
Other receivables	850,361	163,207
	2,587,830	631,959
Less: allowance for expected credit losses	(818,248)	(42,173)
Deposit, prepayment and other receivables, net	$1,769,582	$589,786

The following table presents the activity in the allowance for expected credit losses:

	As of December 31,
	2023	2022
Balance at beginning of year	$42,173	$25,650
Allowance for expected credit losses	774,070	16,509
Foreign translation adjustment	2,005	14
Balance at end of year	$818,248	$42,173

In accordance with ASC Topic 326, the Company accounts for its allowance for expected credit losses on deposit and other receivables using the CECL model. Periodic changes to the allowance for expected credit losses are recognized in the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2023 and 2022, the Company has evaluated the probable losses on the deposit and other receivables and made an allowance for expected credit losses of $774,070 and $16,509.

AGBA GROUP HOLDING LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — LONG-TERM INVESTMENTS, NET

Long-term investments, net consisted of the following:

	As of December 31,
	Ownership interest	2023	Ownership interest	2022

Marketable equity securities:
Investment C	0.00%*	$595	0.46%	$2,443,593

Non-marketable equity securities:
Investment A	8.37%	5,826,703	8.37%	5,717,678
Investment B	3.63%	342,000	3.63%	513,000
Investment D	4.47%#	16,880,384	4.92%	16,030,943
Investment E, related party	4.00%	522,531	4.00%	522,557
Investment F	4.00%	2,152,251	4.00%	11,805,589
Total		25,723,869		34,589,767

Net carrying value		$25,724,464		$37,033,360

*	Less than 0.001%
#	Decrease in percentage due to share dilution

Investments in Marketable Equity Securities

Investments in marketable equity securities are accounted for at their current market value with changes in fair value recognized in net loss. Investment C was listed and publicly traded on Nasdaq Stock Exchange.

During the year ended December 31, 2023, the Company sold 993,108 shares of Investment C at the average market price of $4.01 per share, resulting with a realized gain of $1,543,543.

As of December 31, 2023 and 2022, Investment C was recorded at fair value of $595 and $2,443,593, which were traded at a closing price of $9.15 and $2.46 per share, respectively.

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

Subsequently on February 5, 2024, the Company entered into a purchase and sale agreement with an independent third party to sell all of its equity interest in Investment F for a purchase price of $2.15 million and the transaction was completed on February 19, 2024.

AGBA GROUP HOLDING LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the movement of non-marketable equity securities as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Balance at beginning of year	$34,589,767	$25,496,534
Additions	288,581	16,228,690
Adjustments:
Upward adjustments	—	2,137,021
Downward adjustments (note)	(10,092,729)	(6,898,549)
Foreign exchange adjustment	938,250	(2,373,929)
Balance at end of year	$25,723,869	$34,589,767

Cumulative unrealized gains and losses, included in the carrying value of the Company’s non-marketable equity securities:

	As of December 31,
	2023	2022
Downward adjustments (including impairment)	$(37,347,329)	$(27,254,600)
Upward adjustments	6,209,357	6,209,357
Total	$(31,137,972)	$(21,045,243)

Investment loss, net is recorded as other expense in the Company’s consolidated statements of operations and comprehensive loss, and consisted of the following:

	For the years ended December 31,
	2023	2022
Marketable equity securities:
Unrealized gain (loss) from the changes in fair value – Investment C	$272	$(5,330,652)
Realized gain from sale of Investment C	1,543,543	—

Non-marketable equity securities:
Unrealized (loss)/gains (including impairment) – Investment F	(9,922,184)	2,137,021
Unrealized (loss) (including impairment) – Investment B	(170,545)	(756,478)
Unrealized (loss) (including impairment) – Investment A	—	(6,142,071)
Dividend income	1,670,045	1,154,749
Investment loss, net	$(6,878,869)	$(8,937,431)

Note:

Downward adjustments represent unrealized loss (including impairment) of Investment B and F of $170,545 and $9,922,184 for the year ended December 31, 2023, respectively (2022: unrealized loss (including impairment) of Investment A and B of $6,142,071, and $756,478 respectively).

AGBA GROUP HOLDING LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	As of December 31,
	2023	2022
As cost:
Land and building	$1,885,786	$7,881,202
Furniture, fixtures and equipment	39,743	13,412
Computer equipment	243,314	164,536
Motor vehicles	108,989	108,994
	2,277,832	8,168,144
Less: accumulated depreciation	(556,548)	(808,728)
Property and equipment, net	$1,721,284	$7,359,416

Depreciation expense for the years ended December 31, 2023 and 2022 were $261,323 and $392,873, respectively.

For the year ended December 31, 2023, the Company sold one of its office premises to an independent third party for a consideration of $6.13 million and a gain on disposal of $664,816 was recognized. The office premise was pledged for a mortgage loan (see Note 13).

NOTE 13 — BORROWINGS

	As of December 31,
	2023	2022
Mortgage borrowings	$1,804,950	$4,477,254
Short-term borrowings, related party	5,000,000	—
Total	$6,804,950	$4,477,254

Mortgage Borrowings

In September 2022, the Company obtained a mortgage loan of $4,457,104 (equivalent to HK$34,800,000) from a finance company in Hong Kong, which bears interest at a fixed rate of 10.85% per annum, was repayable in October 2023. The loan was pledged by a fixed charge on an office premises owned by the Company. In October 2023, the loan was fully settled with the completion of the sale of the office premises (see Note 12).

In February 2023, the Company obtained a mortgage loan of $1,793,001 (equivalent to HK$14,000,000) from a finance company in Hong Kong, which bears an average interest rate at 13.75% per annum and becomes repayable in February 2024. The loan was pledged by a fixed charge on an office premises owned by the Company.

Short-term Borrowings

In September 2023, the Company obtained a short-term borrowing of $5,000,000 from the Company’s major shareholder’s ultimate holding company, which bears interest at a fixed rate of 12.00% per annum, repayable in October 2023. The borrowing is secured by a lien on the partial equity interest in Investment D owned by the Company. In October 2023, November 2023, December 2023 and February 2024, the Company entered into certain supplementary agreements to renew and extend the maturity to November 2023, December 2023, January 2024 and March 2024, respectively.

AGBA GROUP HOLDING LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — FORWARD SHARE PURCHASE LIABILITY (“FSP Liability”)

During the year ended December 31, 2023, pursuant to the sale of shares by investors and early termination of the Meteora Backshop Agreement (see Note 5), FSP liability was fully settled with a loss of $378,895 recorded in the consolidated statements of operations and comprehensive loss.

The FSP liability as of December 31, 2022 under the Meteora Backstop Agreement is valued by an independent valuer using a Black-Scholes model, which is considered to be Level 3 fair value measurement. The following table present the quantitative information regarding Level 3 fair value measurement of the FSP liability:

As of December 31, 2022
Input
Share price	$1.54
Risk-free interest rate	4.16%
Volatility	52.19%
Exercise price	$12.34
Term	0.61 years

For the year ended December 31, 2023, the change in fair value of FSP liability of $82,182 was charged to the consolidated statements of operations and comprehensive loss.

NOTE 15 — LEASE

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

During the year ended December 31, 2023, the Company has entered into a commercial operating lease with an independent third party for the use of an office in Hong Kong. The lease has an original term exceeding 1 year, but not more than 3 years with an option to renew a further term of 3 years. At lease inception, after consideration, the Company was certain that the renewal option would be exercised, after the original term. The operating lease is included in “Right-of-use asset, net” on the consolidated balance sheets and represents the Company’s right to use the underlying asset during the lease term. The Company’s obligation to make lease payments are included in “Lease liabilities” on the consolidated balance sheets.

Supplemental balance sheet information related to the operating lease was as follows:

As of December 31, 2023
Operating lease:
Right-of-use asset	12,512,585
Less: accumulated depreciation	(1,004,432)
Right-of-use asset, net	$11,508,153

Lease liabilities:
Current lease liabilities	1,229,329
Non-current lease liabilities	10,646,053
Total lease liabilities	$11,875,382

Operating lease expense for the years ended December 31, 2023 and 2022 was $1,496,286 and nil, respectively, is included in other general and administrative expenses in the consolidated statements of operations and comprehensive loss.

AGBA GROUP HOLDING LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other supplemental information about the Company’s operating lease as of December 31, 2023 are as follow:

Weighted average discount rate	6.58%
Weighted average remaining lease term (years)	5.42

Maturities of operating lease liabilities as of December 31, 2023 were as follows:

For the year ended December 31,	Operating lease

2024	$1,942,181
2025	1,942,181
2026	2,676,638
2027	3,201,250
2028	3,201,250
Thereafter	1,333,854
Total minimum lease payments	14,297,354
Less: imputed interest	(2,421,972)
Total operating lease liabilities	$11,875,382

NOTE 16 — WARRANT LIABILITIES

Private warrants

The private warrants are accounted for as liabilities in accordance with ASC 480 and are presented as liabilities on the consolidated balance sheets. As of December 31, 2023 and 2022, there were 225,000 private warrants outstanding.

The fair value of the private warrants is valued by an independent valuer using a Binominal pricing model. The warrants were classified as Level 3 due to the use of unobservable inputs.

The key inputs into the Binominal pricing model were as follows at their measurement dates:

	As of December 31,
	2023	2022
Input
Share price	$0.49	$1.54
Risk-free interest rate	4.04%	4.16%
Volatility	48.66%	52.19%
Exercise price	$11.50	$11.50
Warrant remaining life	3.9 years	4.9 years

As of December 31, 2023 and 2022, the aggregate value of the private warrants was nil and $4,548, respectively. The changes in fair value for the years ended December 31, 2023 and 2022 were $4,548 and $8,952, respectively.

Warrants – Class A

In December 2023, the Company consummated the private placement and received cash proceeds in exchange of 2,643,300 ordinary shares and 528,660 warrants to be issued. These warrants have an exercise price of $1.00 per share and shall be exercised with more than $500,000 per tranche (see Note 17).

AGBA GROUP HOLDING LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — SHAREHOLDERS’ EQUITY

Ordinary Shares

As of December 31, 2023 and 2022, the Company has authorized shares of 200,000,000 ordinary shares with a par value $0.001.

Ordinary Shares transactions for the year ended December 31, 2022

(i)	On November 14, 2022, pursuant to the Business Combination (as described in Note 5), the following share transactions were completed:

●	4,825,000 public and private rights were automatically converted to 482,500 ordinary shares of AGBA.

●	792,334 ordinary shares of AGBA were issued to settle the outstanding payables.

●	555,000 ordinary shares of AGBA were issued to Apex Twinkle Limited as the finder fee in connection with the Business Combination.

●	53,835,000 ordinary shares of AGBA were issued to TAG as consideration for the Business Combination and 1,665,000 ordinary shares, representing as 3% holdback shares were reserved.

Ordinary Shares transactions for the year ended December 31, 2023

(ii)	On March 21, 2023, the Company issued 2,173,913 ordinary shares to Apex Twinkle Limited to partially settle the finder fee payable.

(iii)	On May 22, 2023, the Company issued 946,100 ordinary shares to the directors and officers of the Company under the Share Award Scheme (the “Scheme”) for compensating the contributions of prior services and performance. These shares were approved and granted previously in December 2022.

(iv)	On June 6, 2023, the holdback shares of 1,665,000 ordinary shares were fully released and issued.

(v)	On December 5, 2023, the Company issued 600,000 ordinary shares to Williamsburg, an independent third party, as a commitment fee under the equity purchase agreement dated September 7, 2023.

(vi)	During the year ended December 31, 2023, the Company issued 4,900,000 ordinary shares to certain consultants to compensate their services rendered.

As of December 31, 2023 and 2022, there were 68,661,998 and 58,376,985 ordinary shares issued and outstanding, respectively.

Ordinary Shares To Be Issued

(vii)	On November 7, 2023, the Company entered into certain term sheets among an institutional investor, the Company’s Chief Executive Officer, Mr. Ng Wing Fai, and the Company’s management team for the private placement with an offering price at $0.70 per ordinary share.

In December 2023, the Company consummated the private placement with an independent institutional investor and received gross proceeds of $1,850,310 in exchange of (i) 2,643,300 ordinary shares, and (ii) warrants purchase up to 528,660 ordinary shares at a purchase price of $0.70 per ordinary share. The warrants have an exercise price of $1.00 per share and shall be exercised with more than $500,000 per tranche.

(viii)	In December 2023, the Company settled the accrued salary of $1.43 million with an aggregate of 2,210,984 ordinary shares to the directors and officers of the Company at the current market price ranging from $0.442 to $0.70 per share.

Subsequently in February 2024, the Company issued 435,484 shares for the settlement of the accrued salary.

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

AGBA GROUP HOLDING LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The private warrants are accounted as liabilities and remeasured to fair value on a recurring basis, with changes in fair value recorded in the consolidated statements of operations (see Note 16).

As of December 31, 2023 and 2022, there were 4,600,000 public warrants and 225,000 private warrants outstanding.

Warrant - Class A

Each warrant entitles the holder to purchase one-fifth (1/5) of one ordinary share at a price of $0.70 per full share. The warrants will be exercisable six months after the issuance date for a period of five years after the exercise date. The warrants have an exercise price of $1.00 per share and shall be exercised with more than $500,000 per tranche.

As of December 31, 2023, 528,660 warrants are to be issued under Warrant - Class A, in connection with the private placement.

Forgiveness of Amounts Due to the Holding Company

During the years ended December 31, 2023 and 2022, the holding company of the Company agreed to forgive a debt of $12,593,384 and $6,000,000, in aggregate, respectively, representing certain amounts due to it and treat as additional paid-in capital.

AGBA GROUP HOLDING LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Share Award Scheme

Immediately following the consummation of Business Combination, the Company’s shareholders approved the Scheme, which became effective on September 14, 2022. Subsequently, on February 24, 2023, the Company registered 11,675,397 ordinary shares to be issued under the Scheme.

The fair value of the ordinary shares granted under the scheme is measured based on the closing price of the Company’s ordinary shares as reported by Nasdaq Exchange on the date of grant. For those ordinary shares vested immediately on the date of grant, the fair value is recognized as share-based compensation expense in the consolidated statements of operations and comprehensive loss.

Share-based compensation

On May 22, 2023, the Company issued 946,100 ordinary shares to compensate the contributions of prior services and performance of the eligible employees, directors and officers, which was approved and granted previously in December 2022.

Restricted Share Units (“RSUs”)

In December 2022, the Company approved and granted 5,000,000 ordinary shares as RSUs to employees and consultants as additional compensation under the Scheme. These RSUs typically will be vested over one to four years period from 2023 to 2026.

For the RSUs, the fair value is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis. The valuations assume no dividends will be paid. The Company has assumed 10% forfeitures.

During the year ended December 31, 2023, the Company recorded $1,856,732 share-based compensation expense, which is included in the personal and benefit expenses in the consolidated statements of operations and comprehensive loss.

As of December 31, 2023, total unrecognized compensation remaining to be recognized in future periods for RSUs totaled $1.9 million. They are expected to be recognized over the weighted average period of 1.67 years.

A summary of the activities for the Company’s RSUs as of December 31, 2023 and 2022 is as follow:

	As of December 31,
	2023		2022
	Number of RSUs	Weighted Average Grant Price	Number of RSUs	Weighted Average Grant Price

Outstanding, beginning of year	5,000,000	$2.47	—	$—
Granted	—	$—	5,000,000	$2.47
Vested	(346,542)	$2.47	—	$—
Forfeited	(3,343,730)	$(2.47)	—	$—
Outstanding, end of year	1,309,728	$2.47	5,000,000	$2.47

AGBA GROUP HOLDING LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — OPERATING EXPENSES

Commission Expense

Pursuant to the terms of respective contracts, commission expense represents certain premiums from insurance or investment products paid to agents. Commission rates vary by market due to local practice, competition, and regulations. The Company charged commission expense on a systematic basis that is consistent with the revenue recognition.

During the years ended December 31, 2023 and 2022, the Company recorded $37,287,519 and $18,823,458 commission expenses, respectively.

Personnel and Benefit Expense

Personnel and benefit expense mainly consisted of salaries and bonus paid and payable to the employees of the Company. During the year ended December 31, 2023, the Company reversed the annual bonus of $3.6 million that was already accrued for the year ended December 31, 2022.

During the years ended December 31, 2023 and 2022, the Company recorded $27,217,822 and $21,928,504 personnel and benefit expense, respectively.

Legal and Professional Fees

Legal and professional fees mainly consisted of certain professional consulting services in legal, audit, accounting and taxation, and others.

During the years ended December 31, 2023 and 2022, the Company recorded $13,601,274 and $1,265,866 legal and professional fees, respectively.

During the years ended December 31, 2023 and 2022, the Company recorded $333,332 and nil legal and professional fees, related party, respectively.

Other General and Administrative Expenses

The Company incurred different types of expenditures under other general and administrative expenses. They primarily consist of depreciation of property and equipment and management fee expenses which are allocated for certain corporate office expenses.

During the years ended December 31, 2023 and 2022, the Company recorded $9,467,146 and $4,905,636 other general and administrative expenses, respectively.

AGBA GROUP HOLDING LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — NET LOSS PER SHARE

As the Company reported a net loss for the years ended December 31, 2023 and 2022, it was required by ASC 260 to use basic weighted-average shares outstanding when calculating diluted net loss per share for the years ended December 31, 2023 and 2022, as the potential dilutive securities are anti-dilutive.

	For the years ended December 31,
	2023	2022
Numerator:
Net loss attributable to the Company’s shareholders	$(49,206,019)	$(44,520,635)

Denominator:
Weighted average shares outstanding
- Basic and diluted	65,265,397	56,084,858

Net loss per share
- Basic and diluted	$(0.75)	$(0.79)

For the years ended December 31, 2023 and 2022, diluted weighted average ordinary shares outstanding is equal to basic weighted average ordinary shares, due to the Company’s net loss position. Hence, no ordinary shares equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, because such securities had an antidilutive impact:

	As of December 31,
	2023	2022
Shares to be issued (Note 17):
- 3% Holdback shares	—	1,665,000
- Private placement	2,643,300	—
- Settlement of accrued salary	2,210,984	—
Public and private warrants (Note 17)	4,825,000	4,825,000
Warrant – Class A (Note 17)	528,660	—
Shares award outstanding (Note 17)	1,309,728	5,946,100
Total	11,517,672	12,436,100

NOTE 20 — INCOME TAX EXPENSE

The provision for income tax expense consisted of the following:

	For the years ended December 31,
	2023	2022
Current tax	$332,275	$118,073
Deferred tax	(45,737)	6,532
Income tax expense	$286,538	$124,605

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

For the years ended December 31, 2023 and 2022, Hong Kong profits tax is calculated in accordance with the two-tiered profits tax rates regime. The applicable tax rate for the first HK$ 2 million of assessable profits is 8.25% and assessable profits above HK$ 2 million will continue to be subject to the rate of 16.5% for corporations in Hong Kong, effective from the year of assessment 2018/2019.

AGBA GROUP HOLDING LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of income tax rate to the effective income tax rate based on loss before income tax expense for the years ended December 31, 2023 and 2022 are as follows:

	For the years ended December 31,
	2023	2022

Loss before income taxes	$(48,919,481)	$(44,396,030)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(8,071,714)	(7,325,345)
Income not subject to taxes	(2,563,028)	(71,468)
Non-deductible items:
- Share based compensation	1,853,779	344,640
- Investment loss	1,135,013	1,474,676
- Change in fair values	—	888,251
Under provision of prior years	220,570	31,284
Change in valuation allowance	7,732,994	4,822,582
Tax holiday	(21,076)	(21,838)
Other	—	(18,177)
Income tax expense	$286,538	$124,605

The following table sets forth the significant components of the deferred tax liabilities and assets of the Company as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Deferred tax liabilities:
Accelerated depreciation	$—	$45,858
Deferred tax liabilities	$—	$45,858

	As of December 31,
	2023	2022
Deferred tax assets, net:
Net operating loss carryforwards	$8,909,692	$5,461,370
Less: valuation allowance	(8,909,692)	(5,461,370)
Deferred tax assets, net:	$—	$—

The movement of valuation allowance is as follows:

	For the years ended December 31,
	2023	2022
Balance as of beginning of the year	$(5,461,370)	$(2,483,436)
Additions	(3,448,322)	(2,977,934)
Balance as of end of the year	$(8,909,692)	$(5,461,370)

As of December 31, 2023 and 2022, the operations incurred $54.0 million and $33.1 million, respectively of cumulative net operating losses, which can be carried forward to offset future taxable income. Net operating loss can be carried forward indefinitely, but cannot be carried back to prior years. There are no group relief provisions for losses or transfers of assets under Hong Kong tax regime. Each company within a corporate group is taxed as a separate entity. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes that it is more likely that not all of these assets will be realized in the future. The valuation allowance is reviewed annually.

Uncertain tax positions

The Company evaluates the uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2023 and 2022, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties related to potential underpaid income tax expenses for the years ended December 31, 2023 and 2022 and also did not anticipate any significant increases or decreases in unrecognized tax benefits in the next 12 months from December 31, 2023.

AGBA GROUP HOLDING LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 — SEGMENT INFORMATION

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments.

Currently, the Company has four business segments comprised of the following products and services:

Segments	Scope of Business Activities

Distribution Business	Facilitating the placement of insurance, investment, real estate and other financial products and services to our customers, through licensed brokers, in exchange for initial and ongoing commissions received from product providers, including insurance companies, fund houses and other product specialists.

Platform Business	-	Providing access to financial products and services to licensed brokers.

	-	Providing operational support for the submission and processing of product applications.

	-	Providing supporting tools for commission calculations, customer engagement, sales team management, customer conversion, etc.

	-	Providing training resources and materials.

	-	Facilitating the placement of investment products for the fund and/or unsecured loans to creditworthy customers.

	-	Providing the lending services whereby the Company makes secured and/or unsecured loans to creditworthy customers.

	-	Solicitation of real estate sales for the developer, in exchange for commissions.

Fintech Business	Managing an ensemble of fintech investments

Healthcare Business	Managing an ensemble of healthcare-related investments

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

AGBA GROUP HOLDING LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the summary information by segment for the years ended December 31, 2023 and 2022:

	For the year ended December 31, 2023
	Distribution Business	Platform Business	Fintech Business	Healthcare Business	Total

Revenue, net
- Interest income	$—	$157,190	$—	$—	$157,190
- Non-interest income	48,886,928	5,145,069	—	—	54,031,997
Total revenue, net	48,886,928	5,302,259	—	—	54,189,187

Commission expense	35,884,443	1,403,076	—	—	37,287,519
Depreciation	1,045	232,479	27,799	—	261,323
Income (loss) from operations	5,886,741	(10,531,655)	(39,200,408)	—	(43,845,322)
Investment loss, net	—	—	(6,878,869)	—	(6,878,869)
Total assets as of December 31, 2023	$16,301,055	$23,546,029	$26,219,352	$522,531	$66,588,967

	For the year ended December 31, 2022
	Distribution Business	Platform Business	Fintech Business	Healthcare Business	Total

Revenue, net
- Interest income	$—	$176,175	$—	$—	$176,175
- Non-interest income	24,610,309	6,293,743	4,896	—	30,908,948
Less: inter-segment	—	—	(4,896)	—	(4,896)
Total revenue, net	24,610,309	6,469,918	—	—	31,080,227

Commission expense	16,839,870	1,983,588	—	—	18,823,458
Depreciation	884	391,104	885	—	392,873
Loss from operations	(4,960,505)	(10,767,796)	(12,622,796)	—	(28,351,097)
Investment loss, net	—	—	(8,937,431)	—	(8,937,431)
Total assets as of December 31, 2022	$3,556,198	$59,001,756	$38,140,822	$522,557	$101,221,333

All of the Company’s customers and operations are based in Hong Kong.

AGBA GROUP HOLDING LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 — RELATED PARTY BALANCES AND TRANSACTIONS

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

Related party balances consisted of the following:

		As of December 31,
		2023	2022
Balance with related parties:
Accounts receivable	(a)	$1,094,225	$272,546
Borrowings	(b)	$5,000,000	$—
Amounts due to the holding company	(c)	$2,906,261	$6,289,743
Long-term investment – Investment E	(d)	$522,531	$522,557

(a)	Accounts receivable due from related parties represented the management service rendered to two individual close-ended investment private funds registered in the Cayman Islands, which is controlled by the holding company.
(b)	Borrowing is obtained from the Company’s major shareholder of ultimate holding company. The amount was secured, interest-bearing and repayable by the end of March 2024 (see Note 13).
(c)	Amounts due to the holding company are those nontrade payables arising from transactions between the Company and the holding company, such as advances made by the holding company on behalf of the Company, advances made by the Company on behalf of the holding company, and allocated shared expenses paid by the holding company. During the years ended December 31, 2023 and 2022, amounts due to the holding company of $12.6 million and $6.0 million, respectively, were forgiven (see Note 17).

(d)	The Company purchased 4% equity interest in Investment E from a related party in May 2021, based on historical cost. The Company has a common director with Investment E.

AGBA GROUP HOLDING LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In the ordinary course of business, during the years ended December 31, 2023 and 2022, the Company involved with transactions, either at cost or current market prices and on the normal commercial terms among related parties. The following table provides the transactions with these parties for the years as presented (for the portion of such period that they were considered related):

		For the years ended December 31,
		2023	2022

Asset management service income	(e)	$970,143	$969,912
Commission expense	(f)	—	48,398
Purchase of non-marketable equity security – Investment F	(g)	—	9,668,568
Office rental and operating fees	(h)	6,039,520	3,190,064
General and administrative expense allocated	(i)	1,724	2,645,731
Legal and professional fees	(j)	333,332	—
Purchase of investment from the holding company	(k)	—	6,560,122
Purchase of office building from the holding company	(l)	—	5,995,249
Declaration of special dividends to the holding company	(m)	$—	$47,000,000

(e)	Under the management agreements, the Company shall provide management service to the portfolio assets held by two individual close-ended investment private funds in the Cayman Islands, which is controlled by the holding company, for a compensation of asset management service fee income at the predetermined rate based on the respective portfolio of asset values invested by the final customers.
(f)	Commission fee on insurance brokerage and asset management referral at the predetermined rate based on the service fee.
(g)	The Company purchased 4% equity interest in Investment F from a related party in October 2022, based on its historical carrying amount.
(h)	Pursuant to the service agreement, the Company agreed to pay the office and administrative expenses to the holding company for the use of office premises, including, among other things, building management fees, government rates and rent, office rent, and lease-related interest and depreciation that were actually incurred by the holding company. Also, the holding company charged back the reimbursement of legal fee and debt collection fee in the ordinary course of business.
(i)	Certain amounts of general and administrative expenses were allocated by the holding company.
(j)	On September 19, 2023, the Company entered into an advisory services agreement with a related company, which owned by the Chairman of the Company, for a monthly fee of $83,333. The service will be terminated by either party upon 90 days prior written notice.
(k)	The Company purchased 4,158,963 shares of Investment A from the holding company and the transaction was completed on April 20, 2022 based on the historical cost to the holding company.
(l)	The Company purchased an office building from the holding company in January 2022, based on its historical carrying amount.
(m)	On January 18, 2022, TAC approved to declare and distribute a special dividend of $47 million to TAG Holdings Limited, the shareholder who represented 1 ordinary share of TAC. The dividends were paid by offsetting the receivable due from the shareholder and the remaining balance was paid by cash. The special dividend distribution was made due to the investment income from the sale of Nutmeg in September 2021.

Apart from the transactions and balances detailed above and elsewhere in these accompanying consolidated financial statements, the Company had no other significant or material related party transactions during the years presented.

AGBA GROUP HOLDING LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 — RISK AND UNCERTAINTIES

The Company is exposed to the following risk and uncertainties:

(a)	Concentration risk

For the years ended December 31, 2023 and 2022, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at year-end dates, are presented as follows:

	For the year ended December 31, 2023		As of December 31, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$14,451,772	27%	$1,092,414
Customer B	$5,960,681	11%	$61,455
Customer C	$5,923,008	11%	$1,634

	For the year ended December 31, 2022		As of December 31, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer D	$6,816,652	22%	$305,841
Customer A	$5,823,065	19%	$432,858

All of the Company’s major customers are located in Hong Kong.

(b)	Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, restricted cash, accounts receivable, loans receivable, and notes receivable. Cash equivalents are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. The Hong Kong Deposit Protection Board pays compensation up to a limit of HK$500,000 (approximately $64,050) if the bank with which an individual/a company hold its eligible deposit fails. As of December 31, 2023, cash and cash equivalents of $1.9 million and fund held in escrow of $16.8 million were maintained at financial institutions in Hong Kong, of which approximately $18.2 million was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

For accounts receivable, loans receivable, and notes receivable, the Company determines, on a continuing basis, the probable losses and sets up an allowance for expected credit losses based on the estimated realizable value. Credit of money lending business is controlled by the application of credit approvals, limits and monitoring procedures.

AGBA GROUP HOLDING LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s third-party customers that represent more than 10% of total combined loans receivable, and their related net loans receivable balance as a percentage of total combined loans receivable, as of December 31, 2023 and 2022 were as follows:

	As of December 31,
	2023	2022

Customer E	37.3%	37.4%
Customer F	30.9%	31.6%
Customer G	31.8%	31.0%

(c)	Economic and political risk

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

AGBA GROUP HOLDING LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 — COMMITMENTS AND CONTINGENCIES

Litigation — From time to time, the Company is involved in various legal proceedings and claims in the ordinary course of business. However, the Company currently is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, or cash flows.

As of December 31, 2023, the Company involved in the following legal proceedings:

Action Case: HCA702/2018 On March 27, 2018, the writ of summons was issued against the Company and seven related companies of the former shareholder by the Plaintiff. On February 23, 2023, the Court granted leave for this action be set down for trial of 13 days, and the trial will commence on November 25, 2024. Legal counsel of the Company will continue to handle in this matter. At this stage in the proceedings, the Company is unable to determine the probability of the outcome of the matter or the range of reasonably possible loss, if any.

Action Case: HCA765/2019 On April 30, 2019, the writ of summons was issued against the Company’s subsidiary, three related companies and the former directors, shareholders and financial consultant by the Plaintiff. This action alleged deceit and misrepresentation from an inducement of the fund subscription and claimed for compensatory damage of approximately $2 million (equal to HK$17.1 million). The case is on-going and parties have yet to attempt mediation. Legal counsel of the Company continues to handle this matter. At this stage in the proceedings, the Company is unable to determine the probability of the outcome of the matter or the range of reasonably possible loss, if any.

Action Case: HCA2097 and 2098/2020 On December 15, 2020, the writs of summons were issued against the Company and the former consultant by the Plaintiff. This action alleged the misrepresentation and conspiracy causing the loss from the investment in corporate bond and claimed for compensatory damage of approximately $1.67 million (equal to HK$13 million). The Company previously made $0.84 million as contingency loss for the year ended December 31, 2021. Parties participated in a mediation held on March 25, 2022 and negotiated for settlement through without prejudice correspondence, no settlement was reached. The case is on-going and legal counsel of the Company will continue to handle this matter. At this stage in the proceedings, the Company is unable to determine the probability of the outcome of the matter or the range of reasonable possible loss, if any.

Action Case: HCA1957/2023 On December 15, 2023, the Company received an order from the High Court of the Hong Kong Special Administrative Region, demanding the Company to pay and settle the outstanding rent/mesne profit, management fees, air-conditioning charges, additional air-conditioning charges, government rates and interest in an aggregated amount of $1,383,424 (equivalent to HK$10,799,560) to the landlord of the office premises in four instalments scheduled from January 15, 2024 to March 31, 2024 together with legal costs of $6,405 (equivalent to HK$50,000).

The Company makes a provision for the liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least each fiscal quarter and adjusted to reflect the impacts of negotiations, estimate settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. Legal fees are expensed in the period in which they are incurred.

AGBA GROUP HOLDING LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Notes Receivable Agreement — Pursuant to the Agreements, subject to demand, the Company is committed to subscribe the notes of Investment A with an aggregate amount of $1,673,525, in batches, which are payable on or before January 31, 2024. As of December 31, 2023, the remaining committed subscription amount was $1,084,439.

Sale and Purchase Agreement — Pursuant to the agreement dated April 5, 2023, entered with Sony Life Singapore Pte. Ltd. (“SLS”), an independent third party, the Company is committed to purchase 100% equity interest in Sony Life Financial Advisers Pte. Ltd. for a cash consideration of SGD2,500,000 (equivalent to $1,882,000). On December 28, 2023, the Company and SLS entered into a second supplementary agreement to extend the closing date of the transaction from December 31, 2023 to March 31, 2024.

Nasdaq Compliance — On September 20, 2023, the Company received a written notice (the “Notice”) from Nasdaq, notifying that the Company had publicly traded under $1.00 per share for a period of 30 consecutive trading days or more, which failed to comply with Nasdaq Listing Rule 5550(a)(2) and Nasdaq Listing Rule 5810(c)(3)(A). The Notice had no immediate effect but, before March 18, 2024, the Company was required to regain compliance by trading at least $1.00 per share for a minimum of 10 consecutive trading days. Otherwise, after the date, subject to other requirements and conditions, the Company may proceed to delisting procedures. As of the date of the consolidated financial statements, the Company is still consecutively trading under $1.00, directors of the Company are investigating actions, where appropriate, to regain the compliance, by March 18, 2024. On March 20, 2024, Nasdaq has granted an additional 180 calendar days period or until September 16, 2024, to the Company to regain the compliance.

NOTE 25 — SUBSEQUENT EVENTS

On January 3, 2024, the Company received a written notice from Nasdaq, notifying that the Company had not maintained a minimum Market Value of Listed Securities (“MVLS”) of at least $35 million, which failed to comply with Nasdaq Listing Rule 5550(b)(2). The Notice had no immediate effect but, before July 1, 2024, the Company was required to regain compliance by having a minimum MVLS of at least $35 million for 10 consecutive trading days. Otherwise, after the date, subject to other requirements and conditions, the Company may proceed to delisting procedures. As of the date of the consolidated financial statements, the Company was granted by Nasdaq with an additional 180 days, by September 16, 2024 to regain the compliance.

On February 5, 2024, the Company entered into a purchase and sale agreement with an independent third party to sell all of its equity interest in Investment F for a consideration of $2.15 million. This transaction was completed on February 19, 2024.

On February 26, 2024, the Company issued 1,723,744 ordinary shares to the directors and officers of the Company to compensate the services and performance at the current market prices.

On March 12, 2024 and March 22, 2024, the Company issued 2,000,000 and 105,615 ordinary shares to certain consultants to compensate their services rendered at the current market price, respectively.

On March 22, 2024, the Company issued 1,900,000 ordinary shares to certain employees and advisor of the Company to compensate the services and performance at the current market price.

In accordance with ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2023, up to the date that the audited consolidated financial statements were available to be issued.

AGBA GROUP HOLDING LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26 — PARENT ONLY FINANCIAL INFORMATION

The Company performed a test on the restricted net assets of consolidated subsidiaries in accordance with Securities and Exchange Commission Regulation S-X Rule 5-04 and concluded that it was applicable for the Company to disclose the financial statements for AGBA Group Holding Limited, the parent company.

The Company did not have significant capital and other commitments, long-term obligations, or guarantees as of December 31, 2023 and 2022. Certain information and footnote disclosures generally included in financial statements prepared in accordance with U.S. GAAP have been condensed and omitted.

The following presents condensed parent company only financial information of AGBA Group Holding Limited.

Condensed balance sheets

	As of December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$129,660	$85,955
Restricted cash	—	15,356,580
Amounts due from the holding company	133,070	—
Amounts due from subsidiaries	908,811	—
Deposit, prepayments, and other receivables	453,620	1,715
Total current assets	1,625,161	15,444,250

Non-current assets:
Investments in subsidiaries	13	13
Total non-current assets	13	13

TOTAL ASSETS	$1,625,174	$15,444,263

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Other payable and accrued liabilities	$3,738,639	$6,577,351
Amounts due to subsidiaries	13	13
Amounts due to the related companies	—	1,327,107
Forward share purchase liability	—	13,491,606
Total current liabilities	3,738,652	21,396,077

Long-term liabilities:
Warrant liabilities	—	4,548
Total long-term liabilities	—	4,548

TOTAL LIABILITIES	3,738,652	21,400,625

Commitments and contingencies (Note 24)

Shareholders’ deficit:
Ordinary shares, $0.001 par value; 200,000,000 shares authorized, 68,661,998 and 58,376,985 shares issued and outstanding as of December 31, 2023 and 2022, respectively	68,662	58,377
Ordinary shares to be issued	4,854	1,665
Additional paid-in capital	19,507,136	1,867,335
Accumulated deficit	(21,694,130)	(7,883,739)
Total shareholders’ deficit	(2,113,478)	(5,956,362)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,625,174	$15,444,263

AGBA GROUP HOLDING LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Operations

	For the years ended December 31,
	2023	2022
Operating cost and expenses:
Share-based compensation expense	$(9,932,762)	$(2,088,725)
Other general and administrative expenses	(3,764,618)	(479,407)
Total operating cost and expenses	(13,697,380)	(2,568,132)

Loss from operations	(13,697,380)	(2,568,132)

Other income (expense):
Change in fair value of warrant liabilities	4,548	8,952
Change in fair value of forward share purchase liability	(82,182)	(5,392,293)
Loss on settlement of forward share purchase agreement	(378,895)	—
Sundry income	343,518	67,734
Total other expense, net	(113,011)	(5,315,607)

Loss before income taxes	(13,810,391)	(7,883,739)

Income tax expense	—	—

NET LOSS	$(13,810,391)	$(7,883,739)

Condensed Statement of Cash Flows

	For the years ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(13,810,391)	$(7,883,739)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	9,932,762	2,088,725
Change in fair value of warrant liabilities	(4,548)	(8,952)
Change in fair value of forward share purchase liability	82,182	5,392,293
Loss on settlement of forward share purchase agreement	378,895	—

Change in operating assets and liabilities:
Deposits, prepayments, and other receivables	(17,035)	(1,715)
Other payables and accrued liabilities	1,161,288	(839,181)
Net cash used in operating activities	(2,276,847)	(1,252,569)

Cash flows from financing activities:
(Repayment to) advances from related companies	(933,655)	1,338,524
Settlement of forward share purchase agreement	(13,952,683)	—
Proceeds from private placement	1,850,310	—
Cash proceeds from reverse recapitalization, net of redemption	—	15,356,580
Net cash (used in) provided by financing activities	(13,036,028)	16,695,104

Net change in cash, cash equivalent and restricted cash	(15,312,875)	15,442,535

BEGINNING OF YEAR	15,442,535	—

END OF YEAR	$129,660	$15,442,535

	As of December 31,
	2023	2022
Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$129,660	$85,955
Restricted cash	—	15,356,580

Total cash, cash equivalents and restricted cash	$129,660	$15,442,535