Form 10-Q
period 2024-03-31
AGBA Group Holding Ltd.
filed 2024-05-15
CIK 1769624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, there were 81,740,557 ordinary shares, par value $0.001 per share, issued and outstanding.

AGBA GROUP HOLDING LIMITED

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

AGBA GROUP HOLDING LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	March 31, 2024	December 31, 2023
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,139,074	$1,861,223
Restricted cash	15,588,916	16,816,842
Accounts receivable, net	1,749,981	2,970,636
Accounts receivable, net, related parties	892,394	1,094,225
Loans receivable, net	548,061	549,461
Notes receivable, net	412,360	557,003
Deposit, prepayments, and other receivables	1,776,069	1,769,582
Total current assets	23,106,855	25,618,972

Non-current assets:
Rental deposit, net	964,678	961,253
Loans receivable, net	1,073,444	1,054,841
Property and equipment, net	1,694,870	1,721,284
Right-of-use asset, net	11,027,961	11,508,153
Long-term investments, net	22,728,139	25,201,933
Long-term investments, net, related party	521,454	522,531
Total non-current assets	38,010,546	40,969,995

TOTAL ASSETS	$61,117,401	$66,588,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,896,780	$19,754,041
Escrow liabilities	15,588,916	16,816,842
Borrowings	1,790,921	1,804,950
Borrowings, related party	5,000,000	5,000,000
Amounts due to the holding company	6,406,706	2,906,261
Income tax payable	138,554	328,720
Lease liabilities	1,246,496	1,229,329
Total current liabilities	48,068,373	47,840,143

Long-term liabilities:
Lease liabilities	10,304,995	10,646,053
Total long-term liabilities	10,304,995	10,646,053

TOTAL LIABILITIES	58,373,368	58,486,196

Commitments and contingencies (Note 18)

Shareholders’ equity:
Ordinary shares, $0.001 par value; 200,000,000 shares authorized, 74,391,357 and 68,661,998 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	74,391	68,662
Ordinary shares to be issued	5,320	4,854
Additional paid-in capital	76,607,535	74,103,494
Accumulated other comprehensive loss	(281,827)	(473,087)
Accumulated deficit	(73,661,386)	(65,601,152)
Total shareholders’ equity	2,744,033	8,102,771

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,117,401	$66,588,967

See accompanying notes to unaudited condensed consolidated financial statements.

AGBA GROUP HOLDING LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31,
	2024	2023
Revenues:
Interest income:
Loans	$41,317	$38,158
Total interest income	41,317	38,158
Non-interest income:
Commissions	6,722,758	10,015,627
Recurring asset management service fees	650,086	780,962
Recurring asset management service fees, related party	242,130	238,933
Total non-interest income	7,614,974	11,035,522
Total revenues	7,656,291	11,073,680

Operating expenses:
Interest expense	(207,222)	(165,096)
Commission expense	(4,446,242)	(7,295,492)
Sales and marketing expense	(482,874)	(1,856,903)
Research and development expense	(458,338)	(878,986)
Personnel and benefit expense	(6,058,989)	(9,605,190)
Legal and professional fee	(875,111)	(3,395,440)
Allowance for expected credit losses	(991,338)	—
Other general and administrative expenses	(1,998,044)	(2,460,381)
Total operating expenses	(15,518,158)	(25,657,488)

Loss from operations	(7,861,867)	(14,583,808)

Other income (expense):
Interest income	12,597	170,526
Foreign exchange (loss) gain, net	(227,341)	556,311
Investment (loss) income, net	(37,356)	1,723,064
Change in fair value of warrant liabilities	—	680
Change in fair value of forward share purchase liability	—	(82,182)
Rental income	14,066	59,507
Sundry income	77,188	56,644
Total other (expense) income, net	(160,846)	2,484,550

Loss before income taxes	(8,022,713)	(12,099,258)

Income tax (expense) benefit	(37,521)	26,648

NET LOSS	$(8,060,234)	$(12,072,610)

Other comprehensive income (loss):
Foreign currency translation adjustment	191,260	(133,204)

COMPREHENSIVE LOSS	$(7,868,974)	$(12,205,814)

Weighted average number of ordinary shares outstanding – basic and diluted	70,111,578	60,670,198

Net loss per ordinary share – basic and diluted	$(0.11)	$(0.20)

See accompanying notes to unaudited condensed consolidated financial statements.

AGBA GROUP HOLDING LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

		For the three months ended March 31, 2024
		Ordinary shares		Ordinary shares to be issued		Additional	Accumulated other comprehensive		Total
	Note	No. of shares	Amount	No. of shares	Amount	paid-in capital	(loss) income	Accumulated deficit	shareholders’ equity

Balance as of January 1, 2024		68,661,998	$68,662	4,854,284	$4,854	$74,103,494	$(473,087)	$(65,601,152)	$8,102,771

Issuance of ordinary shares to management team	12(v)	435,484	435	(435,484)	(435)	—	—	—	—
Issuance of ordinary shares to settle finder fee	12(ii)	1,000,000	1,000	—	—	402,000			403,000
Share-based compensation	12(i), (iii), (iv), (vi)	4,293,875	4,294	900,899	901	2,102,041	—	—	2,107,236
Foreign currency translation adjustment		—	—	—	—	—	191,260	—	191,260
Net loss for the period		—	—	—	—	—	—	(8,060,234)	(8,060,234)

Balance as of March 31, 2024		74,391,357	$74,391	5,319,699	$5,320	$76,607,535	$(281,827)	$(73,661,386)	2,744,033

	For the three months ended March 31, 2023
	Ordinary shares		Ordinary shares to be issued		Additional	Accumulated other		Total
	No. of shares	Amount	No. of shares	Amount	paid-in capital	comprehensive loss	Accumulated deficit	shareholders’ equity

Balance as of January 1, 2023	58,376,985	$58,377	1,665,000	$1,665	$43,870,308	$(384,938)	$(16,395,133)	$27,150,279

Issuance of ordinary shares to settle finder fee	2,173,913	2,174	—	—	3,997,826	—	—	4,000,000
Share-based compensation	1,200,000	1,200	—	—	3,905,400	—	—	3,906,600
Forgiveness of amount due to the holding company	—	—	—	—	3,000,000	—	—	3,000,000
Foreign currency translation adjustment	—	—	—	—	—	(133,204)	—	(133,204)
Net loss for the period	—	—	—	—	—	—	(12,072,610)	(12,072,610)

Balance as of March 31, 2023	61,750,898	$61,751	1,665,000	$1,665	$54,773,534	$(518,142)	$(28,467,743)	25,851,065

See accompanying notes to unaudited condensed consolidated financial statements.

AGBA GROUP HOLDING LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	For the three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,060,234)	$(12,072,610)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	1,748,281	3,906,600
Non-cash lease expense	641,952	—
Depreciation of property and equipment	22,878	101,172
Interest income on notes receivable	(11,454)	—
Interest expense on borrowings	207,222	—
Foreign exchange (gain) loss, net	227,341	(556,311)
Investment loss (income), net	37,356	(1,723,064)
Gain on disposal of property and equipment	(15,345)	—
Allowance for expected credit losses	991,338	—
Change in fair value of warrant liabilities	—	(680)
Change in fair value of forward share purchase liability	—	82,182

Change in operating assets and liabilities:
Accounts receivable	1,180,031	(468,190)
Loans receivable	(17,203)	9,721
Deposits, prepayments, and other receivables	(244,813)	(515,863)
Accounts payable and accrued liabilities	(1,661,484)	1,227,534
Escrow liabilities	(1,227,926)	(24,067)
Lease liabilities	(484,808)	—
Income tax payable	(190,166)	(163,287)

Net cash used in operating activities	(6,857,034)	(10,196,863)

Cash flows from investing activities:
Proceeds from sale of long-term investments	2,152,251	3,969,764
Purchase of convertible note receivable	—	(589,086)
Dividend received from long-term investments	—	608,714
Proceeds from disposal of property and equipment	15,345	—

Net cash provided by investing activities	2,167,596	3,989,392

Cash flows from financing activities:
Advances from the holding company	3,500,445	1,684,101
Proceeds from borrowings	—	1,783,521

Net cash provided by financing activities	3,500,445	3,467,622

Effect on exchange rate change on cash, cash equivalents and restricted cash	238,918	81,849

Net change in cash, cash equivalent and restricted cash	(950,075)	(2,658,000)

BEGINNING OF PERIOD	18,678,065	51,294,072

END OF PERIOD	$17,727,990	$48,636,072

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$227,112	$128,816
Cash received from interest	$1,143	$170,526
Cash paid for interest	$65,270	$165,096

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING ACTIVITIES
Issuance of ordinary shares to settle payables	$403,000	$4,000,000
Forgiveness of amount due to the holding company	$—	$3,000,000

	As of
	March 31, 2024	March 31, 2023
Reconciliation to amounts on unaudited condensed consolidated balance sheets:
Cash and cash equivalents	$2,139,074	$3,653,778
Restricted cash	15,588,916	44,982,294

Total cash, cash equivalents and restricted cash	$17,727,990	$48,636,072

See accompanying notes to unaudited condensed consolidated financial statements.

AGBA GROUP HOLDING LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”))

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

AGBA Group Holding Limited (“AGBA” or the “Company”) is incorporated on October 8, 2018 in British Virgin Islands.

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

The accompanying unaudited condensed consolidated financial statements of the Company are presented in United State dollars (“US$” or “$”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2023 derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed on March 28, 2024.

The unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2024 and 2023, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include the useful lives of property and equipment, impairment of long-lived assets, allowance for expected credit losses, notes receivable, share-based compensation, provision for contingent liabilities, revenue recognition, income tax provision, deferred taxes and uncertain tax position, and allocation of expenses from the holding company.

The inputs into the management’s judgments and estimates consider the geopolitical tension, inflationary and high interest rate environment and other macroeconomic factors on the Company’s critical and significant accounting estimates. Actual results could differ from these estimates.

●	Foreign Currency Translation and Transaction

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the unaudited condensed consolidated statements of operations and comprehensive loss.

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. In addition, the Company and subsidiaries are operating in Hong Kong maintain their books and record in their local currency, Hong Kong dollars (“HK$”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, Translation of Financial Statement, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive loss within the unaudited condensed consolidated statements of changes in shareholders’ equity.

Translation of amounts from HK$ into US$ has been made at the following exchange rates for the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Period-end HK$:US$ exchange rate	0.12781	0.12739
Period average HK$:US$ exchange rate	0.12788	0.12759

●	Cash and Cash Equivalents

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

Restricted cash consists of funds held in escrow accounts reflecting the restricted cash and cash equivalents maintained in certain bank accounts that are held for the exclusive interest of the Company’s customers. The Company currently acts as a custodian to manage the assets and investment portfolio on behalf of its customers under the terms of certain contractual agreements, which the Company does not have the right to use for any purposes, other than managing the portfolio.

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

Accounts receivable, net are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms. The normal settlement terms of accounts receivable from insurance companies in the provision of brokerage agency services are within 30 days upon the execution of the insurance policies. Credit terms with the products providers of investment, unit and mutual funds and asset portfolio are mainly 90 days or a credit period mutually agreed between the contracting parties. The Company seeks to maintain strict control over its outstanding receivables to minimize credit risk. Overdue balances are reviewed regularly by senior management. Management reviews its receivables on a regular basis to determine if the allowance for expected credit losses is adequate, and provides allowance when necessary.

The Company does not hold any collateral or other credit enhancements over its accounts receivable balances.

●	Loans Receivable, net

Loans receivable, net are related to residential mortgage loan that are carried at unpaid principal and interest balances, less the allowance for expected credit losses on loans receivable and charge-offs.

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

In accordance with ASC Topic 326 “Credit Losses – Measurement of Credit Losses on Financial Instruments” (ASC Topic 326), the Company utilizes the current expected credit losses (“CECL”) model to determine an allowance that reflects its best estimate of the expected credit losses on accounts receivable, loans receivable, notes receivable, and deposits and others receivable which is recorded as a liability to offset the receivables. The CECL model is prepared after considering historical experience, current conditions, and reasonable and supportable economic forecasts to estimate expected credit losses. Accounts receivable, loans receivable, notes receivable, and deposits and others receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as a reduction of bad debt expense.

For the three months ended March 31, 2024 and 2023, the aggregated allowance for expected credit losses on accounts receivable, loans receivable, notes receivable, and other receivables was $991,338 and nil, respectively.

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

In accordance with the provisions of ASC Topic360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cashflows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. No impairment losses were recognized for the three months ended March 31, 2024 and 2023.

●	Borrowings

Borrowings are recognized at fair value and repayable in the next twelve months. Interest expense is recognized on a fixed interest rate on the unaudited condensed consolidated statements of operations and comprehensive loss.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed consolidated statements of operations and comprehensive loss. The Company accounts for its Public Warrants as equity and the Private Warrants as liabilities.

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

Interest Income

The Company offers money lending services from loan origination in form of mortgage and personal loans. Interest income is recognized monthly in accordance with their contractual terms and recorded as interest income in the unaudited condensed consolidated statement of operations and comprehensive loss. The Company does not charge prepayment penalties from its customers. Interest income on mortgage and personal loans is recognized as it accrued using the effective interest method. Accrual of interest income on mortgage loans is suspended at the earlier of the time at which collection of an account becomes doubtful or the account becomes 180 days delinquent.

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The following table presents the revenue streams by segments, with the presentation revenue categories presented on the unaudited condensed consolidated statements of operations and comprehensive loss for the periods indicated:

	For the three months ended March 31, 2024
	Distribution Business	Platform Business
	Insurance brokerage service	Asset management service	Money lending service	Real estate agency service	Total

Interest income:
Loans	$—	$—	$41,317	$—	$41,317

Non-interest income:
Commissions	6,415,020	307,738	—	—	6,722,758
Recurring asset management service fees	—	892,216	—	—	892,216

	$6,415,020	$1,199,954	$41,317	$—	$7,656,291

	For the three months ended March 31, 2023
	Distribution Business	Platform Business
	Insurance brokerage service	Asset management service	Money lending service	Real estate agency service	Total

Interest income:
Loans	$—	$—	$38,158	$—	$38,158

Non-interest income:
Commissions	9,687,819	323,762	—	4,046	10,015,627
Recurring asset management service fees	—	1,019,895	—	—	1,019,895

	$9,687,819	$1,343,657	$38,158	$4,046	$11,073,680

●	Rental Income

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

For the three months ended March 31, 2024 and 2023, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2024 and December 31, 2023, the Company did not have any significant unrecognized uncertain tax positions.

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

All of the Company’s revenues were generated in Hong Kong for the three months ended March 31, 2024 and 2023 and all of the Company’s non-current assets were located in Hong Kong as of March 31, 2024 and December 31, 2023.

●	Leases

The Company follows ASC Topic 842, Leases (“ASC Topic 842”), utilizing the modified retrospective transition method with no adjustments to comparative periods presented. On February 25, 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (ASC Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the unaudited condensed consolidated balance sheets and disclosing key information about leasing transactions. ASC Topic 842 requires that lessees recognize right-of-use asset and lease liabilities calculated based on the present value of lease payments for all lease agreements with terms that are greater than twelve months. It requires for leases longer than one year, a lessee to recognize in the statement of financial condition a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments. ASC Topic 842 distinguishes leases as either a finance lease or an operating lease that affects how the leases are measured and presented in the in the unaudited condensed consolidated statements of operations and comprehensive loss and statements of cash flows. ASC Topic 842 supersedes nearly all existing lease accounting guidance under GAAP issued by the FASB including ASC Topic 840, Leases.

When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option, if any. As the Company’s leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company has elected to adopt the following lease policies in conjunction with the adoption of ASU 2016-02: (i) for leases that have lease terms of 12 months or less and does not include a purchase option that is reasonably certain to exercise, the Company elected not to apply ASC 842 recognition requirements; and (ii) the Company elected to apply the package of practical expedients for existing arrangements entered into prior to January 1, 2021 to not reassess (a) whether an arrangement is or contains a lease, (b) the lease classification applied to existing leases, and (c) initial direct costs. The Company has not entered any lease agreements with lease terms of 12 months or less during the three months ended March 31, 2024 and year ended December 31, 2023. The Company elected not to separate non-lease components from lease components; therefore, it will account for lease component and the non-lease components as a single lease component when there is only one vendor in the lease contract for the office leases. Lease payments are fixed.

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

The carrying value of the Company’s financial instruments: cash and cash equivalents, restricted cash, accounts receivable, loans receivable, notes receivable, deposits, prepayments and other receivables, amount due to the holding company, accounts payable, escrow liabilities, borrowings and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of loan receivable approximates the carrying amount. The Company accounts for loans receivable at cost, subject to expected credit losses assessment.

The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Description	As of March 31, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
Marketable equity securities	$966	$966	$—	$—

Description	As of December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
Marketable equity securities	$595	$595	$—	$—

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

●	Recently Issued Accounting Pronouncements

As of March 31, 2024, the Company has implemented all applicable new accounting standards and updates issued by the FASB that were in effect. There were no new standards or updates during the three months ended March 31, 2024 that had a material impact on the unaudited condensed consolidated financial statements.

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

For the three months ended March 31, 2024, the Company reported net loss of $8,060,234 and net cash outflows from operating activities of $6,857,034. As of March 31, 2024, the Company had an accumulated deficit of $73,661,386 and cash and cash equivalents of $2,139,074.

The Company has determined that the prevailing conditions and ongoing liquidity risks encountered by the Company raise substantial doubt about the ability to continue as a going concern for at least one year following the date these unaudited condensed consolidated financial statements are issued. The ability to continue as a going concern is dependent on the Company’s ability to successfully implement its current operating plan and fund-raising exercises. The Company believes that it will be able to grow its revenue base and control expenditures. In parallel, the Company will monitor its capital structure and operating plans and search for potential funding alternatives in order to finance the development activities and operating expenses. These alternatives may include borrowings, raising funds through public equity or debt markets. However, the Company cannot predict the exact amount or timing of the alternatives, or guarantee those alternatives will be favorable to its shareholders. Any failure to obtain financing when required will have a material adverse impact on the Company’s business, operation and financial result. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed on March 28, 2024, for further information about the liquidity and going concern.

NOTE 4 — RESTRICTED CASH

As of March 31, 2024 and December 31, 2023, the Company has $15,588,916 and $16,816,842 fund held in escrow, respectively. Fund held in escrow primarily comprised of escrow funds held in bank accounts on behalf of the Company’s customers. The Company is currently acted as a custodian to manage the assets and investment portfolio on behalf of its customers under the terms of certain contractual agreements, which the Company does not have the right to use for any purposes, other than managing the portfolio. Upon receiving escrow funds, the Company records a corresponding escrow liability.

NOTE 5 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	As of
	March 31, 2024	December 31, 2023

Accounts receivable	$1,862,569	$3,283,118
Accounts receivable – related parties	1,333,967	1,094,225
Less: allowance for expected credit losses	(554,161)	(312,482)
Accounts receivable, net	$2,642,375	$4,064,861

The accounts receivable due from related parties represented the management service rendered to the portfolio assets of a related companies, which are controlled by the holding company, for a compensation of asset management service fee income at the predetermined rate based on the respective portfolio of asset values invested by the final customers. The amount is unsecured, interest-free, with a credit term mutually agreed.

The following table presents the activity in the allowance for expected credit losses:

	As of
	March 31, 2024	December 31, 2023
Balance at beginning of period	$312,482	$94,447
Allowance for expected credit losses	242,455	217,475
Foreign translation adjustment	(776)	560
Balance at end of period	554,161	312,482

The Company generally conducts its business with creditworthy third parties. The Company determines, on a quarterly basis, the probable losses and an allowance for expected credit losses determined in accordance with the current expected credit losses model, based on historical losses, current economic conditions, forecasted future economic and market considerations, and in some cases, evaluating specific customer accounts for risk of loss. Accounts receivable are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. In addition, receivable balances are monitored on an ongoing basis and its exposure to bad debts is not significant.

For the three months ended March 31, 2024 and 2023, the Company has evaluated the probable losses on the accounts receivable and made an allowance for expected credit losses of $242,455 and nil, respectively.

NOTE 6 - LOANS RECEIVABLE, NET

The Company’s loans receivable, net was as follows:

	As of
	March 31, 2024	December 31, 2023

Residential mortgage loans	$1,622,731	$1,605,531
Less: allowance for expected credit losses	(1,226)	(1,229)
Loans receivable, net	1,621,505	1,604,302

Classifying as:
Current portion	$548,061	$549,461
Non-current portion	1,073,444	1,054,841
Loans receivable, net	$1,621,505	$1,604,302

The interest rates on loans issued ranged between 9.00% and 10.50% per annum for the three months ended March 31, 2024 (For the three months ended March 31, 2023: 9.00% to 10.00%). Mortgage loans and secured by collateral in the pledge of the underlying real estate properties owned by the borrowers. As of March 31, 2024, the net carrying amount of the loans receivable was $1,621,505, which included an interest receivable of $64,041.

Mortgage loans are made to either business or individual customers in Hong Kong for a period of 1 to 25 years, which are fully collateralized and closely monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of March 31, 2024 and December 31, 2023.

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

For the three months ended March 31, 2024 and 2023, the Company has evaluated the probable losses is minimal and there were no allowance for expected credit losses on loans receivable.

NOTE 7 - NOTES RECEIVABLE, NET

On February 24, 2023, the Company entered into a subscription agreement and a convertible loan note instrument (collectively the “Agreements”) with Investment A. Pursuant to the Agreements, the Company agrees to subscribe an amount of $1,673,525, which is payable on or before January 31, 2024 and bears a fixed interest rate of 8% per annum. The maturity date of the notes receivable is April 30, 2024. As of March 31, 2024 and December 31, 2023, the Company subscribed $589,086 notes.

As of March 31, 2024 and December 31, 2023, the net carrying amount of the notes receivable was $412,360 and $557,003, which included an interest receivable of $11,454 and $34,665, respectively.

Subsequently, the Company entered into a purchase and sale agreement with an independent third party to sell all its convertible loan notes on Investment A for a purchase price of $412,360 and the transaction was completed on April 30, 2024.

In accordance with ASC Topic 326, the Company accounts for its allowance for expected credit losses on notes receivable using the CECL model. Periodic changes to the allowance for expected credit losses are recognized in the unaudited condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2024 and 2023, the Company has evaluated the probable losses on the notes receivable and made an allowance for expected credit losses of $155,026 and nil, respectively.

NOTE 8 - LONG-TERM INVESTMENTS, NET

Long-term investments, net consisted of the following:

	As of
	Ownership interest	March 31, 2024	Ownership interest	December 31, 2023

Marketable equity securities:
Investment C	0.00%*	$966	0.00%*	$595

Non-marketable equity securities:
Investment A	8.37%	5,691,356	8.37%	5,826,703
Investment B	3.63%	304,000	3.63%	342,000
Investment D	4.47%	16,731,817	4.47%	16,880,384
Investment E, related party	4.00%	521,454	4.00%	522,531
Investment F	—	—	4.00%	2,152,251
Total		23,248,627		25,723,869

Net carrying value		$23,249,593		$25,724,464

*	Less than 0.001%

Investments in Marketable Equity Securities

Investments in equity securities, such as, marketable securities, are accounted for at its current market value with the changes in fair value recognized in net loss. Investment C was listed and publicly traded on Nasdaq Stock Exchange.

As of March 31, 2024 and December 31, 2023, Investment C was recorded at fair value of $966 and $595, which were traded at a closing price of $14.87 and $9.15 per share, respectively.

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

On February 5, 2024, the Company entered into a purchase and sale agreement with an independent third party to sell all its equity interest in Investment F for a purchase price of $2.15 million and the transaction was completed on February 19, 2024.

The following table presents the movement of non-marketable equity securities as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024	December 31, 2023
Balance at beginning of period	$25,723,869	$34,589,767
Additions	—	288,581
Disposal	(2,152,251)	—
Adjustments:
Downward adjustments (note)	(37,727)	(10,092,729)
Foreign exchange adjustment	(285,264)	938,250
Balance at end of period	$23,248,627	$25,723,869

Cumulative unrealized gains and losses, included in the carrying value of the Company’s non-marketable equity securities:

	As of
	March 31, 2024	December 31, 2023

Downward adjustments (including impairment)	$(37,385,056)	$(37,347,329)
Upward adjustments	6,209,357	6,209,357
Total	$(31,175,699)	$(31,137,972)

Investment (loss) income, net is recorded as other expense in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss, and consisted of the following:

	For the three months ended March 31,
	2024	2023
Marketable equity securities:
Unrealized gain from the changes in fair value – Investment C	$371	$266
Realized gain from sale of Investment C	—	1,541,736

Non-marketable equity securities
Unrealized losses (including impairment) – Investment B	(37,727)	—
Unrealized losses (including impairment) – Investment F	—	(427,652)
Dividend income	—	608,714
Investment (loss) income, net	$(37,356)	$1,723,064

Note:

Downward adjustments represent unrealized losses (including impairment) of Investment B of $37,727 for the three months ended March 31, 2024 (For the three months ended March 31, 2023: unrealized loss (including impairment) of Investment F of $427,652).

NOTE 9 - BORROWINGS

	As of
	March 31, 2024	December 31, 2023

Mortgage borrowings	$1,790,921	$1,804,950
Short-term borrowings, related party	5,000,000	5,000,000
Total	6,790,921	6,804,950

Mortgage Borrowings

In February 2023, the Company obtained a mortgage loan of $1,793,001 (equivalent to HK$14,000,000) from a finance company in Hong Kong, which bears an average interest rate at 13.75% per annum and becomes repayable in February 2024. The loan was pledged by a fixed charge on an office premises owned by the Company. The Company is currently in negotiations for an extension on the repayment of mortgage loans with the lender. At the date of filing, both parties have not reached into the mutual agreement.

Short-term Borrowings

In September 2023, the Company obtained a short-term borrowing of $5,000,000 from the Company’s major shareholder’s ultimate holding company, which bears interest at a fixed rate of 12.00% per annum, repayable in October 2023. The borrowing is secured by a lien on the partial equity interest in Investment D owned by the Company. In October 2023, November 2023, December 2023, February 2024 and April 2024, the Company entered into certain supplementary agreements to renew and extend the maturity to November 2023, December 2023, January 2024, March 2024, April 2024, and May 2024, respectively.

NOTE 10 - LEASE

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

The Company entered into a commercial operating lease with an independent third party for the use of an office in Hong Kong. The lease has an original term exceeding 1 year, but not more than 3 years with an option to renew a further term of 3 years. At lease inception, after consideration, the Company was certain that the renewal option would be exercised, after the original term. The operating lease is included in “Right-of-use asset, net” on the unaudited condensed consolidated balance sheets and represents the Company’s right to use the underlying asset during the lease term. The Company’s obligation to make lease payments are included in “Lease liabilities” on the unaudited condensed consolidated balance sheets.

Supplemental balance sheet information related to the operating lease was as follows:

	As of
	March 31, 2024	December 31, 2023
Operating lease:
Right-of-use asset	$12,531,247	$12,512,585
Less: accumulated depreciation	(1,503,286)	(1,004,432)
Right-of-use asset, net	11,027,961	11,508,153

Lease liabilities:
Current lease liabilities	1,246,496	1,229,329
Non-current lease liabilities	10,304,995	10,646,053
Total lease liabilities:	11,551,491	11,875,382

Operating lease expense for the three months ended March 31, 2024 and 2023 was $641,952 and nil, respectively, is included in other general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

Other supplemental information about the Company’s operating lease as of March 31, 2024 and December 31, 2023 are as follow:

	As of
	March 31, 2024	December 31, 2023
Weighted average discount rate	6.58%	6.58%
Weighted average remaining lease term (years)	5.17	5.42

Maturities of operating lease liabilities as of March 31, 2024 were as follows:

For the year ending March 31,	Operating lease
2025	$1,938,177
2026	1,938,177
2027	2,985,238
2028	3,194,650
2029	3,194,650
Thereafter	532,442
Total minimum lease payments	13,783,334
Less: imputed interest	(2,231,843)
Total operating lease liabilities	$11,551,491

NOTE 11 - WARRANT LIABILITIES

Private warrants

The private warrants are accounted for as liabilities in accordance with ASC 480 and are presented as liabilities on the unaudited condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, there were 225,000 private warrants outstanding.

The fair value of the private warrants is valued by an independent valuer using a Binominal pricing model. The warrants were classified as Level 3 due to the use of unobservable inputs.

As of March 31, 2024 and December 31, 2023, the aggregate value of the private warrants was nil. The changes in fair value for the three months ended March 31, 2024 and 2023 were nil and $680, respectively.

	As of
	March 31, 2024	December 31, 2023
Input
Share price	$0.43	$0.49
Risk-free interest rate	4.54%	4.04%
Volatility	50.65%	48.66%
Exercise price	$11.50	$11.50
Warrant remaining life	2.38 years	2.63 years

Warrants – Class A

In December 2023, the Company consummated the private placement with an institutional investor and received cash proceeds in exchange of 2,643,300 ordinary shares and 528,660 warrants to be issued. Also, the Company consummated the private placement with Mr. Wing-Fai Ng and the Company’s management team in exchange of 1,775,500 ordinary shares and 355,100 warrants to be issued.

These warrants have an exercise price of $1.00 per share and shall be exercised with more than $500,000 per tranche (see Note 12).

NOTE 12 - SHAREHOLDERS’ EQUITY

Ordinary Shares

As of March 31, 2024 and December 31, 2023, the Company has authorized share of 200,000,000 ordinary shares with a par value $0.001.

(i)	On January 22, 2024, the Company issued 334,160 ordinary shares to the directors and officers of the Company under the Share Award Scheme (the “Scheme”), whose shares were vested in 2023.

(ii)	On March 12, 2024, the Company issued 1,000,000 ordinary shares to Apex Twinkle Limited to partially settle the finder fee payable.

(iii)	During the three months ended March 31, 2024, the Company issued 2,454,100 ordinary shares to the employees of the Company to compensate the contributions of their services and performance.

(iv)	During the three months ended March 31, 2024, the Company issued 1,505,615 ordinary shares to certain consultants to compensate their services rendered.

As of March 31, 2024 and December 31, 2023, there were 74,391,357 and 68,661,998 ordinary shares issued and outstanding, respectively.

Ordinary Shares To Be Issued

(v)	On February 22, 2024, the Company issued 435,484 ordinary shares to its directors and management team.

(vi)	In March 2024, the Company agreed to issue 900,899 ordinary shares to its directors and management team of the Company at the current market price of $0.447 per share to settle their compensation of $0.4 million.

As of March 31, 2024 and December 31, 2023, there were 5,319,699 and 4,854,284 ordinary shares to be issued, respectively.

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

The private warrants are accounted as liabilities, remeasured to fair value on a recurring basis, with changes in fair value recorded to the unaudited condensed consolidated statements of operations and comprehensive loss (see Note 11).

As of March 31, 2024 and December 31, 2023, there were 4,600,000 public warrants and 225,000 private warrants outstanding.

Warrant – Class A

Each warrant entitles the holder to purchase one-fifth (1/5) of one ordinary share at a price of $0.70 per full share. The warrants will be exercisable six months after the issuance date for a period of five years after the exercise date. The warrants have an exercise price of $1.00 per share and shall be exercised with more than $500,000 per tranche.

As of March 31, 2024 and December 31, 2023, 883,760 warrants are to be issued under Warrant - Class A, in connection with the private placement.

Forgiveness of Amount Due to the Holding Company

During the three months ended March 31, 2024 and 2023, the holding company of the Company agreed to forgive a debt of nil and $3,000,000, in aggregate, respectively, representing certain amount due to it and treat as additional paid-in capital.

2023 Share Award Scheme

Pursuant to the Share Award Scheme, the Company filed S-8 registration statement to register 11,675,397 ordinary shares on February 24, 2023.

The fair value of the ordinary shares granted during the period is measured based on the closing price of the Company’s ordinary shares as reported by Nasdaq Exchange on the date of grant. For those vested immediately on the date of grant, the fair value is recognized as share-based compensation expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

On January 22, 2024, the Company issued 334,160 ordinary shares to the directors and officers of the Company under the Scheme, whose shares were vested in 2023.

During the three months ended March 31, 2024 and 2023, the Company recorded $250,567 and $1,317,600 share-based compensation expense, which is included in the personal and benefit expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2024 and December 31, 2023, total unrecognized compensation remaining to be recognized in future periods for RSUs totaled $1.7 million and $1.9 million, respectively. They are expected to be recognized over the weighted average period of 1.42 years.

A summary of the activities for the Company’s RSUs as of March 31, 2024 and December 31, 2023 is as follow:

	As of
	March 31, 2024		December 31, 2023
	Number of RSUs	Weighted Average Grant Price	Number of RSUs	Weighted Average Grant Price

Outstanding, beginning of period	1,309,728	$2.47	5,000,000	$2.47
Granted	—	$—	—	$—
Vested	—	$—	(346,542)	$2.47
Forfeited	—	$—	(3,343,730)	$(2.47)
Outstanding, end of period	1,309,728	$2.47	1,309,728	$2.47

NOTE 13 - OPERATING EXPENSES

Commission Expense

Pursuant to the terms of respective contracts, commission expense represents certain premiums from insurance or investment products paid to agents. Commission rates vary by market due to local practice, competition, and regulations. The Company charged commission expense on a systematic basis that is consistent with the revenue recognition.

During the three months ended March 31, 2024 and 2023, the Company recorded $4,446,242 and $7,295,492 commission expenses, respectively.

Personnel and Benefit Expense

Personnel and benefit expense mainly consisted of salaries and bonus paid and payable to the employees of the Company.

During the three months ended March 31, 2024 and 2023, the Company recorded $6,058,989 and $9,605,190 personnel and benefit expense, respectively.

Legal and Professional Fees

Legal and professional fees mainly consisted of certain professional consulting services in legal, audit, accounting and taxation, and others.

During the three months ended March 31, 2024 and 2023, the Company recorded $875,111 and $3,395,440 legal and professional fees, respectively.

Other General and Administrative Expenses

The Company incurred different types of expenditures under other general and administrative expenses. They primarily consist of depreciation of property and equipment and management fee expenses which are allocated for certain corporate office expenses.

During the three months ended March 31, 2024 and 2023, the Company recorded $1,998,044 and $2,460,381 other general and administrative expenses, respectively.

NOTE 14 - INCOME TAXES

The provision for income taxes consisted of the following:

	Three months ended March 31,
	2024	2023
Income tax expense (benefit)	$37,521	$(26,648)

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

The following table sets forth the significant components of the deferred tax assets of the Company as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024	December 31, 2023
Deferred tax assets, net:
Net operating loss carryforwards	$12,124,385	$8,909,692
Less: valuation allowance	(12,124,385)	(8,909,692)
Deferred tax assets, net	$—	$—

The movement of valuation allowance is as follows:

	As of
	March 31, 2024	December 31, 2023
Balance as of beginning of the period	$(8,909,692)	$(5,461,370)
Additions	(3,214,693)	(3,448,322)
Balance as of end of the period	$(12,124,385)	$(8,909,692)

As of March 31, 2024 and December 31, 2023, the operations incurred $73.5 million and $54.0 million, respectively of cumulative net operating losses which can be carried forward to offset future taxable income. Net operating loss can be carried forward indefinitely but cannot be carried back to prior years. There are no group relief provisions for losses or transfers of assets under Hong Kong tax regime. Each company within a corporate group is taxed as a separate entity. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes that it is more likely that not all of these assets will be realized in the future. The valuation allowance is reviewed annually.

Uncertain tax positions

The Company evaluates the uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of March 31, 2024 and December 31, 2023, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties related to potential underpaid income tax expenses for the three months ended March 31, 2024 and 2023 and also did not anticipate any significant increases or decreases in unrecognized tax benefits in the next 12 months from March 31, 2024.

NOTE 15 - SEGMENT INFORMATION

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

The following tables present the summary information by segment for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31, 2024
	Distribution Business	Platform Business	Fintech Business	Healthcare Business	Total

Revenue, net
- Interest income	$-	$41,317	$—	$—	$41,317
- Non-interest income	6,415,020	1,199,954	—	—	7,614,974
	6,415,020	1,241,271	—	—	7,656,291

Commission expense	4,095,316	350,926	—	—	4,446,242
Depreciation	261	15,402	7,215	—	22,878
Income (loss) from operations	343,678	(2,501,128)	(5,704,417)	—	(7,861,867)
Investment loss, net	—	—	(37,356)	—	(37,356)
Total assets as of March 31, 2024	$14,416,459	$22,306,169	$23,873,319	$521,454	$61,117,401

	For the three months ended March 31, 2023
	Distribution Business	Platform Business	Fintech Business	Healthcare Business	Total

Revenue, net
- Interest income	$-	$38,158	$—	$—	$38,158
- Non-interest income	9,687,819	1,347,703	—	—	11,035,522
	9,687,819	1,385,861	—	—	11,073,680

Commission expense	6,912,065	383,427	—	—	7,295,492
Depreciation	261	95,622	5,289	—	101,172
Income (loss) from operations	452,437	(11,186,637)	(3,849,608)	—	(14,583,808)
Investment income, net	—	—	1,723,064	—	1,723,064
Total assets as of March 31, 2023	$4,267,591	$57,423,358	$35,454,721	$519,769	$97,665,439

All of the Company’s customers and operations are based in Hong Kong.

NOTE 16 - RELATED PARTY BALANCES AND TRANSACTIONS

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

Related party balances consisted of the following:

		As of
		March 31, 2024	December 31, 2023
Balance with related parties:
Accounts receivable	(a)	$892,394	$1,094,225
Borrowings	(b)	$5,000,000	$5,000,000
Amount due to the holding company	(c)	$6,406,706	$2,906,261
Long-term investment – Investment E	(d)	$521,454	$522,531

(a) Accounts receivable due from related parties represented the management service rendered to two individual close-ended investment private funds registered in the Cayman Islands, which is controlled by the holding company.

(b) Borrowing is obtained from the Company’s major shareholder of ultimate holding company. The amount was secured, interest-bearing and repayable by the end of May 2024 (see Note 9).

(c) Amounts due to the holding company are those nontrade payables arising from transactions between the Company and the holding company, such as advances made by the holding company on behalf of the Company, advances made by the Company on behalf of the holding company, and allocated shared expenses paid by the holding company. During the three months ended March 31, 2024 and 2023, amounts due to the holding company of nil and $3,000,000, respectively, were forgiven (see Note 12).

(d) The Company purchased 4% equity interest in Investment E from a related party in May 2021, based on historical cost. The Company has a common director with Investment E.

In the ordinary course of business, during the three months ended March 31, 2024 and 2023, the Company involved with transactions, either at cost or current market prices and on the normal commercial terms among related parties. The following table provides the transactions with these parties for the periods as presented (for the portion of such period that they were considered related):

		For the three months ended March 31,
Nature of transactions		2024	2023

Asset management service income	(e)	$242,130	$238,933
Office and operating fee charge	(f)	$1,117,963	$2,027,991
General and administrative expense allocated	(g)	$—	$1,722
Legal and professional fees	(h)	$249,999	$—

(e) Under the management agreement, the Company shall provide management service to the portfolio assets held by two individual close-ended investment private funds in the Cayman Islands, which is controlled by the holding company, for a compensation of asset management service fee income at the predetermined rate based on the respective portfolio of asset values invested by the final customers.

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

(h) On September 19, 2023, the Company entered into an advisory services agreement with a related company, which owned by the Chairman of the Company, for a monthly fee of $83,333. The service will be terminated by either party upon 90 days prior written notice.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 17 - RISK AND UNCERTAINTIES

The Company is exposed to the following risk and uncertainties:

(a)	Concentration risk

For the three months ended March 31, 2024 and 2023, the customers who accounted for 10% or more of the Company’s revenues are presented as follows:

	For the three months ended March 31,
	2024			2023
Customer	Revenues		Percentage of revenues	Revenues		Percentage of revenues
Customer A		$3,060,099	40%		$2,716,898	25%
Customer B		$1,251,339	16%	$	*	* %
Customer C		$1,236,364	16%	$	*	* %
Customer D	$	*	* %		$1,370,626	12%
Customer E	$	*	* %		$1,231,155	11%

*	Customers who accounted for less than 10% of the total revenue during the periods.

As of March 31, 2024 and December 31, 2023 the customers who accounted for 10% or more of the Company’s outstanding receivable balances are presented as follows:

	As of
Customer	March 31, 2024	December 31, 2023
Customer A	$243,375	$1,092,414
Customer C	$184,773	61,455
Customer D	$—	$1,634

All of the Company’s major customers are located in Hong Kong.

(b)	Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, restricted cash, accounts receivable, loans receivable and notes receivable. Cash equivalents are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. The Hong Kong Deposit Protection Board pays compensation up to a limit of HK$500,000 (approximately $64,050) if the bank with which an individual/a company hold its eligible deposit fails. As of March 31, 2024, cash balance of $2.1 million and fund held in escrow of $15.6 million were maintained at financial institutions in Hong Kong, of which approximately $17.2 million was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

The Company’s third-party customers that represent more than 10% of total loans receivable, and their related net loans receivable balance as a percentage of total loans receivable, as of March 31, 2024 and December 31, 2023 were as follows:

	As of
	March 31, 2024	December 31, 2023
Customer F	37.3%	37.3%
Customer G	30.4%	30.9%
Customer H	32.3%	31.8%

(c)	Economic and political risk

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

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Litigation — From time to time, the Company is involved in various legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, or cash flows.

As at March 31, 2024, the Company involved in the following legal proceedings:

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

Action Case: HCA765/2019 On April 30, 2019, the writ of summons was issued against the Company’s subsidiary, three related companies and the former directors, shareholders and financial consultant by the Plaintiff. This action alleged the deceit and misrepresentation from an inducement of the fund subscription and claimed for compensatory damage of approximately $2 million (equal to HK$17.1million). On April 18, 2024, the court made an order that the plaintiff shall set the case down for trial on or before July 6, 2024 for a 7 days trial before a judge and there shall be a pre-trial review before the trial judge on a date 12 weeks before the trial. The case is on-going and parties have yet to attempt mediation. Legal counsel of the Company will continue to handle in this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonably possible loss, if any.

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

Action Case: HCA1957/2023 On December 15,2023, the Company received an order from the High Court of the Hong Kong Special Administrative Region, demanding the Company to pay and settle the outstanding rent/mesne profit, management fees, air-conditioning charges, additional air-conditioning charges, government rates and interest in an aggregated amount of $1,383,424 (equivalent to HK$10,799,560) to the landlord of the office premises in four instalments scheduled from January 15, 2024 to March 31, 2024 together with legal costs of $6,405 (equivalent to HK$50,000). During the three months ended March 31, 2024, the Company settled all the outstanding amount and the case is closed.

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

Sale and Purchase Agreement — Pursuant to the agreement dated April 5, 2023, entered with Sony Life Singapore Pte. Ltd. (“SLS”), an independent third party, the Company is committed to purchase 100% equity interest in Sony Life Financial Advisers Pte. Ltd. for a cash consideration of SGD2,500,000 (equivalent to $1,882,000). On December 28, 2023, the Company and SLS entered into a second supplementary agreement to extend the closing date of the transaction from December 31, 2023 to March 31, 2024. On March 29, 2024, the Company and SLS entered into a third supplementary agreement to extend the closing date of the transaction from March 31, 2024 to May 9, 2024. Pursuant to the third supplementary agreement, the Company subsequently paid SGD250,000 (equivalent to $188,200) to SLS as the partial payment to cash consideration on April 12, 2024. On May 9, 2024, the Company and SLS entered into a fourth supplementary agreement to extend the closing date of the transaction from May 9, 2024 to May 20, 2024.

Share Repurchase Program — The Company approved a share repurchase program on April 18, 2023 authorizing to purchase up to 1,000,000 ordinary shares at a maximum price of $10 per share from the open market, for a term of one year, which was expired in April 2024 with no further extension.

Nasdaq Compliance — On September 20, 2023, the Company received a written notice (the “Notice”) from Nasdaq, notifying that the Company had publicly traded under $1.00 per share for a period of 30 consecutive trading days or more, which failed to comply with Nasdaq Listing Rule 5550(a)(2) and Nasdaq Listing Rule 5810(c)(3)(A). The Notice had no immediate effect but, before March 18, 2024, the Company was required to regain compliance by trading at least $1.00 per share for a minimum of 10 consecutive trading days. Otherwise, after the date, subject to other requirements and conditions, the Company may proceed to delisting procedures. On March 20, 2024, Nasdaq granted an additional 180 calendar days period or until September 16, 2024, to the Company to regain the compliance. On May 3, 2024, the closing bid price of the ordinary shares of the Company has been over $1.00 per share for a minimum of 10 consecutive trading days. Accordingly, Nasdaq confirmed that the Company had regained compliance with Rule 5550(a)(2) and that this matter is now closed.

NOTE 19 - SUBSEQUENT EVENTS

On April 16, 2024, the Company entered into that certain Agreement and Plan of Merger (“Merger Agreement”) with AGBA Social Inc., a wholly-owned subsidiary of AGBA which was incorporated in Delaware (“Merger Sub”), Triller Corp. (“Triller”), a Delaware corporation, and Bobby Sarnevesht, solely as representative of the Triller stockholders. Pursuant to the Merger Agreement, (i) Triller will complete its reorganization (the “Triller Reorganization”) with Triller Hold Co LLC (“Triller LLC”) such that Triller LLC will reorganize into Triller as a Delaware corporation, (ii) the Company will domesticate to the United States as a Delaware corporation (the “AGBA Domestication”), pursuant to which, among other things, all the Company’s ordinary shares, par value $0.001 per share will automatically convert into the same number of shares of Delaware Parent common stock (AGBA, when domesticated as a Delaware corporation, is sometimes referred to as “Delaware Parent”), and (iii) after giving effect to the Triller Reorganization and the AGBA Domestication, Merger Sub will be merged into Triller, with Triller surviving the Merger and becoming a wholly owned subsidiary of Delaware Parent.

The merger consideration provided for in the merger agreement will be an aggregate of 406,907,038 shares of Delaware Parent common stock, par value $0.001 per share (“Delaware Parent Common Stock”). Delaware Parent (i) will issue 313,157,105 shares of Delaware Parent Common Stock to the current common stockholders of Triller, (ii) will issue 35,328,888 shares of preferred stock to the current preferred stockholders of Triller, and (iii) will convert all existing Triller restricted stock units into 58,352,059 Delaware Parent restricted stock units; and Delaware Parent also will reserve an aggregate of 58,421,134 shares of Delaware Parent Common Stock for future issuance upon the vesting of such restricted stock units.

On April 25, 2024, the Company entered into the Amended and Restated Standby Equity Purchase Agreement (“A&R SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (“Yorkville”), and Triller. The A&R SEPA amended and restated certain Standby Equity Purchase Agreement entered by Yorkville and Triller dated October 23, 2023. Pursuant to the A&R SEPA, Triller, or the Company after the transactions contemplated by the Merger Agreement are closed (Triller before the closing of the Merger, and the Company after the closing of the Merger, are referred to as the “Delaware Parent”), has the right to sell to Yorkville up to $500 million of ordinary shares, par value $0.001 per share, of the Delaware Parent, (“Common Shares”), subject to certain limitations and conditions set forth in the A&R SEPA, from time to time during the term of the A&R SEPA. Sales of the shares of Common Shares to Yorkville under the A&R SEPA, and the timing of any such sales, are at the Delaware Parent’s option, and the Delaware Parent is under no obligation to sell any shares of Common Shares to Yorkville under the A&R SEPA except in connection with notices that may be submitted by Yorkville.

In connection with the A&R SEPA, and subject to the conditions set forth therein, Yorkville has agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of up to $8.51 million (the “Pre-Paid Advance”). The purchase price for the Pre-Paid Advance is 94.0% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 5%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date of the Convertible Note issue in connection with each Pre-Paid Advance will be 12 months after the issuance date of such Convertible Note. Yorkville may convert the Convertible Notes into shares of the Common Shares at any time after the Merger at a fixed conversion price (the “Conversion Price”) equal to (i) the principal amount and interests, divided by (ii) the determination of the lower of (a) 100% of the VWAP during the ten trading days preceding the closing date of the Merger (the “Fixed Price”), or (b) 92.5% of the lowest daily VWAP during the 10 consecutive trading days immediately preceding the conversion date or other date of determination (the “Variable Price”), provided that the Variable Price shall not be lower than the Floor Price. The “Floor Price”, solely with respect to the Variable Price, shall be equal to (i) a price equal to 20% of the average of the daily VWAPs during the ten (10) trading days immediately preceding the closing date of the Merger, and (ii) from and after the date of effectiveness of the initial registration statement, 20% of the VWAP of the trading day immediately prior to the date of effectiveness of the initial registration statement, if such price is lower than the price in part (i) of this sentence. Notwithstanding the foregoing, the Company may reduce the Floor Price to any amounts set forth in a written notice to the holder; provided that such reduction shall be irrevocable and shall not be subject to increase thereafter.

On April 30, 2024, the Company entered into a purchase and sale agreement with an independent third party to sell all its convertible loan notes on Investment A for a consideration of $412,360. This transaction was completed on April 30, 2024.

On May 2, 2024, the Company closed the private placement by issuing an aggregate of 7,349,200 ordinary shares and the associated warrants to purchase up to 1,469,840 ordinary shares at a purchase price of $0.70 per ordinary share, to an institutional investor, the Company’s Chief Executive Officer, Mr. Wing-Fai Ng and the Company’s management team.

On May 3, 2024, the closing bid price of the ordinary shares of the Company has been over $1.00 per share for a minimum of 10 consecutive trading days. Accordingly, Nasdaq confirmed that the Company had regained compliance with Rule 5550(a)(2) and that this matter is now closed.

In accordance with ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2024, up to May 15, 2024 that the unaudited condensed consolidated financial statements were available to be issued.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section included in our 2023 Annual Report filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Our largest distribution channel is the FA Business, operating under the brand name Focus. With its large salesforce of financial advisors, “Focus” provides a wide range of financial products and independent advisory services to individual and corporate customers, primarily in connection with life insurance products. Our FA Business has been the clear market leader in the insurance brokerage industry in Hong Kong for decades, building up a large and highly productive salesforce. As of March 31, 2024, there were around 1,030 financial advisors at “Focus”, organized into 22 sales teams. Each team is led by a “tree head”, responsible for managing the financial advisors within their teams.

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

During the first quarter of 2024, we continued to make significant investments into developing and expanding our financial advisors salesforce, broadening and deepening the product range, as well as upgrading the supporting infrastructure. Our infrastructure not only supports the financial consultants in engaging with their customers, it also provides extensive operational support in relation to the processing of transactions, associated payment flows, as well as after-sales services. Building our infrastructure required substantial investments into technological, operational and financial systems, as well as the development of comprehensive operational and support teams (operations support, customer services, payments, etc.). Since many of the financial products offered to our customers are regulated, on top of the various operational requirements, we have built significant internal capabilities in the areas of risk and internal control, as well as legal and compliance to ensure an appropriate level of regulatory compliance and supervision.

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

For the three months ended March 31, 2024, the Company made $6.4 million from commission in the Distribution Business. The revenue attributed to the Company during the first quarter of 2024 only captured an insignificant portion of the revenues actually generated by the financial advisors currently associated with Focus.

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

Currently, our platform financial services and investment products mainly comprise mutual fund distributions, portfolio management, money lending, insurance and Mandatory Provident Fund (MPF) products, and international real estate referral and brokerage services, as discussed below:-

The OnePlatform brand currently covers 91 insurance providers selling 1,104 products, and 53 asset management fund houses with over 1,137 products.

Fintech Business

The Fintech Business has collected an ensemble of valuable fintech assets in its investment portfolio. Fintech Business’ management team has strived to establish the business as a leading name in the fintech investment sector.

Core Fintech investments held under the Fintech Business as of March 31, 2024 include:

1.	An investment in Tandem Money Limited, a UK digital bank.

2.	An investment in CurrencyFair Limited, a B2B and B2C payments company.

3.	An investment in Oscar Health Inc., a US direct-to-consumer digital health insurer.

4.	An investment in Goxip Inc., a fashion media platform based in Hong Kong.

	Carrying amount in US$ thousands (1)
	March 31, 2024	December 31, 2023
Tandem Money Limited	16,732	16,880
CurrencyFair Limited	5,691	5,827
Oscar Health Inc.(2)	—	—
Goxip Inc.	304	342
LC Healthcare Fund I, L.P.(3)	—	2,152

Notes:

(1)	Carrying amount represents Fintech’s attributable interest in the investment portfolio asset.

(2)	The Company partially sold 993,108 shares of Oscar Health Inc. on Nasdaq Stock Exchange with an average current market price of $4.01 per share in 2023.

(3)	On February 5, 2024, the Company sold all its equity interest in LC Healthcare Fund I, L.P. to an independent third party for a consideration of $2.15 million.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023:

The following tables set forth our results of operations for the periods presented in U.S. dollars (in thousands):

	Three Months ended March 31,
	2024	2023	Variance
	(US$ in thousands)		$	%
Revenues:
Interest income:
Loans	$41	$38	3	7.89
Total interest income	41	38	3	7.89
Non-interest income:
Commissions	6,723	10,016	(3,293)	(32.87)
Recurring asset management service fees	650	780	(130)	(16.66)
Recurring asset management service fees, related party	242	239	3	1.25
Total non-interest income	7,615	11,035	(3,420)	(30.99)
Total revenues from others	7,656	11,073	(3,417)	(30.85)

Operating expenses:
Interest expense	(207)	(165)	42	25.45
Commission expense	(4,446)	(7,295)	(2,849)	(39.05)
Sales and marketing expense	(483)	(1,857)	(1,374)	(73.99)
Research and development expense	(459)	(879)	(420)	(47.78)
Personnel and benefit expense	(6,059)	(9,605)	(3,546)	(36.91)
Legal and professional fee	(875)	(3,395)	(2,520)	(74.22)
Allowance for expected credit losses	(991)	—	991	N/A
Other general and administrative expenses	(1,998)	(2,461)	(463)	(18.81)
Total operating expenses	(15,518)	(25,657)	(10,139)	(39.51)
Loss from operations	(7,862)	(14,584)	(6,722)	(46.09)

Other income (expense):
Interest income	13	170	(157)	(92.35)
Foreign exchange (loss) gain, net	(227)	556	(783)	(140.82)
Investment (loss) income, net	(37)	1,723	(1,760)	(102.14)
Change in fair value of warrant liabilities	—	1	(1)	(100.00)
Change in fair value of forward share purchase liability	—	(82)	(82)	(100.00)
Rental income	14	59	(45)	(76.27)
Sundry income	77	57	20	35.08
Total other (expense) income, net	(160)	2,484	(2,644)	(106.44)
Loss before income taxes	(8,022)	(12,100)	(4,078)	(33.70)
Income tax (expense) benefit	(38)	27	(65)	(240.74)
NET LOSS	$(8,060)	$(12,073)	(4,013)	(33.23)

Revenue

The following table summarizes the major operating revenues for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023	Variance
	(US$ in thousands)		$	%
Business segment
Distribution Business	$6,415	$9,688	(3,273)	(33.78)
Platform Business	1,241	1,385	(144)	(10.39)
Fintech Business	—	—	—	—
Healthcare Business	—	—	—	—
TOTAL	$7,656	$11,073	(3,417)	(30.85)

Distribution Business

The Distribution Business contributed 83.79% and 87.49% of the total revenue for the three months ended March 31, 2024 and 2023, respectively. Income from the Distribution Business mainly related to commissions earned, which decreased by US$3.3 million, or 33.78%, from US$9.7 million in 2023 to US$6.4 million in 2024. The decrease in revenue primarily attributed from the economic recession and outward migration in Hong Kong. The largest segment of the Distribution Business is our FA Business, operated under the “Focus” brand name.

Summarized revenue breakdown by product and type of contracts:

	Three months ended March 31,
	2024	2023	Variance
	(US$ in thousands)		$	%
By product:
Life insurance	$6,060	$8,926	(2,866)	(32.10)
Property-casualty insurance	225	504	(279)	(55.35)
Mandatory provident fund and related revenues	130	258	(128)	(49.61)
	$6,415	$9,688	(3,273)	(33.78)

By the type of contracts:
– New and or current year	$6,371	$9,519	(3,148)	(33.07)
– Recurring	44	169	(125)	(73.96)
	$6,415	$9,688	(3,273)	(33.78)

Platform Business

The Platform Business contributed 16.21% and 12.51% of the total revenue for the three months ended March 31, 2024 and 2023, respectively.

	Three months ended March 31,
	2024	2023	Variance
	(US$ in thousands)		$	%
Commissions	$308	$340	(32)	(9.41)
Recurring asset management service fees	892	1,007	(115)	(11.42)
Loans	41	38	3	7.89
TOTAL	$1,241	$1,385	(144)	(10.39)

Operating Expenses

Interest Expense

Interest expense increased by US$0.04 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was mainly attributed to the increase in short-term borrowings in the third quarter of 2023.

Commission Expense

	Three months ended March 31,
	2024	2023	Variance
	(US$ in thousands)		$	%
Distribution Business	$4,095	$6,912	(2,817)	(40.75)
Platform Business	351	383	(32)	(8.35)
Fintech Business	—	—	—	—
Healthcare Business	—	—	—	—
TOTAL	$4,446	$7,295	(2,849)	(39.05)

The Distribution Business contributed 92.10% and 94.75% of the total commission expense for the three months ended March 31, 2024 and 2023, respectively. Commission expense for the Distribution Business decreased by US$2.8 million, or 40.75%, from US$6.9 million in 2023 to US$4.1 million in 2024. As a result of the decrease in revenue associated with the Distribution Business, commission expense decreased correspondingly.

Sales and Marketing Expense

Sales and marketing expense decreased by US$1.4 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease in sales and marketing expense is mainly attributed to lower spending associated with “AGBA” corporate branding and associated product campaigns for celebrating the successful listing.

Research and Development Expense

Research and development expense decreased by US$0.4 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The slight decrease was primarily due to decreased in headcounts.

Personnel and Benefit Expense

	Three months ended March 31,
	2024	2023	Variance
	(US$ in thousands)		$	%
Personnel and benefit	$4,526	$8,287	(3,761)	(45.38)
Compensation to employees (share-based related)	1,533	1,318	215	16.31
TOTAL	$6,059	$9,605	(3,546)	(36.91)

Personnel and benefit cost decreased by US$3.8 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease was primarily attributable to the reduction in headcount in both Platform Business and Distribution Business.

Share-based compensation for employees increased by US$0.2 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was primarily due to the special grant to employees to compensate their contributions and performance and the settlement of compensation to certain directors and management team of the Company. The increase was partially offset by the decrease in the amortization of the fair value of the restricted share units due to the vested and forfeited shares in 2023. The fair value of the restricted share units is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis.

Legal and Professional Fees

	Three months ended March 31,
	2024	2023	Variance
	(US$ in thousands)		$	%
Legal and other professional fees	$660	$806	(146)	(18.11)
Consulting fees (share-based related)	215	2,589	(2,374)	(91.70)
TOTAL	$875	$3,395	(2,520)	(74.22)

Legal and professional fees decreased by US$0.1 million, or 18.11%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease was primarily attributed to the decrease in the US legal counsel fees and the consulting fees incurred during the period.

Consulting fees under share-based compensation for the three months ended March 31, 2024 was mainly related to the corporate strategic consultancy and business marketing service rendered by certain third party consultants, equal to 1,505,615 ordinary shares at the market price ranging from US$0.339 to US$0.403 per share.

Other General and Administrative Expense

	Three months ended March 31,
	2024	2023	Variance
	(US$ in thousands)		$	%
Depreciation	$23	$101	(78)	(77.22)
Financial data subscription expense	38	94	(56)	(59.57)
Office rental and operating fees	1,118	2,200	(1,082)	(49.18)
Other operating expenses	819	66	753	1,140.90
TOTAL	$1,998	$2,461	(463)	(18.81)

Total other general and administrative expenses decreased by US$0.5 million, or 18.81%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The net decrease was mainly due to the decrease in depreciation of US$0.08 million, office rental and operating fees of US$1.1 million, offset by the increase in other operating expenses of US$0.8 million. The office rental and operating fees represented the expenses payment to the holding company for the use of office premises in AGBA Tower, including building management fees, government rates and rent, office rent, lease-related interest, and depreciation actually incurred by the holding company, with the increased occupancy from business expansion.

Loss from Operations

Loss from operations decreased by US$6.7 million, or 46.09%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease was mainly attributable to the decrease in operating expenses of US$10.1 million.

Other Income (Expense), net

Interest Income

Interest income decreased by US$0.2 million for the three months ended March 31, 2024.

Foreign Exchange (Loss) Gain, net

Foreign exchange (loss) gain, net mainly represented the unrealized net foreign exchange (loss) gain from the translation of long-term investments which are mostly denominated in Sterling. The net foreign exchange loss increased by US$0.8 million or 140.82% for the three months ended March 31, 2024, as compared to the net foreign exchange gain for the three months ended March 31, 2023, due to the stronger Sterling exchange rate.

Investment (Loss) Income, Net

	Three months ended March 31,
	2024	2023	Variance
	(US$ in thousands)		$	%
Realized gain from sale of marketable equity securities	$—	$1,542	(1,542)	(100.00)
Unrealized loss in non-marketable equity securities	(37)	(428)	(391)	(91.35)
Dividend income	—	609	(609)	(100.00)
TOTAL	$(37)	$1,723	(1,760)	(102.14)

Investment loss increased by US$1.8 million, or 102.14%, for the three months ended March 31, 2024, as compared to the investment income for the three months ended March 31, 2023, mainly because of the decrease in realized gain from sale of marketable equity securities of $1.5 million, decrease in unrealized loss in non-marketable equity securities of US$0.4 million, and decrease in dividend income of US$0.6 million.

Rental Income

Rental income was earned from the leasing of our owned office premises. For the three months ended March 31, 2024, the rental income decreased by US$0.05 million, or 76.27%, as compared to the three months ended March 31, 2023 was resulted from the sale of one of the office premises in 2023.

Income Tax (Expense) Benefit

Income tax expense increased by US$0.7 million, or 240.74%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily attributable to the provision of income tax during the period.

Net Loss

Net loss decreased by US$4.0 million, or 33.23% for the three months ended March 31, 2024, as compared to March 31, 2023, primarily due to the decrease in operating expenses of US$10.1 million, offset by the decrease in total revenues of US$3.4 million and increase in other expense, net of US$2.6 million.

Liquidity and Capital Resources

Sources of Liquidity

We have a history of operating losses and negative cash flow. For the three months ended March 31, 2024, we reported a net loss of US$8.1 million and reported a negative operating cash flow of US$6.9 million. As of March 31, 2024, our cash balance was US$2.1 million for working capital use. Our management estimates that currently available cash will not be able to provide sufficient funds to meet the planned obligations for the next 12 months.

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

Cash Flows

As of March 31, 2024, we had cash and cash equivalents totalling $2.1 million, and $15.6 million in restricted cash.

As of December 31, 2023, we had cash and cash equivalents totalling $1.9 million, and $16.8 million in restricted cash.

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2024	2023
	(US$ in thousands)
Net cash used in operating activities	(6,857)	(10,197)
Net cash provided by investing activities	2,168	3,989
Net cash provided by financing activities	3,500	3,468
Effect on exchange rate change on cash and cash equivalents	239	82
Net change in cash, cash equivalents and restricted cash	(950)	(2,658)
Cash, cash equivalents and restricted cash, at the beginning	18,678	51,294
Cash, cash equivalents and restricted cash, at the end	17,728	48,636
Representing as:-
Cash and cash equivalents	2,139	3,654
Restricted cash – forward share purchase agreement	—	15,519
Restricted cash – fund held in escrow	15,589	29,463
	17,728	48,636

The following table sets forth a summary of our working capital:

	As of
	March 31, 2024	December 31, 2023	Variance
	(US$ in thousands)		$	%
Total Current Assets	$23,107	$25,619	(2,512)	(9.80)
Total Current Liabilities	48,068	47,840	228	0.47
Working Capital Deficit	(24,961)	(22,221)	2,740	12.33

Working Capital Deficit

The working capital deficit as of March 31, 2024 amounted to approximately US$24.96 million, as compared to approximately US$22.22 million at December 31, 2023, an increase of US$2.74 million or 12.33%.

Cash Flows from Operating Activities

Net cash used in operating activities was US$6.86 million for the three months ended March 31, 2024, as compared to net cash used in operating activities of US$10.20 million for the three months ended March 31, 2023.

Net cash used in operating activities for the three months ended March 31, 2024 was primarily the result of the net loss of US$8.06 million, an increase in deposits, prepayments, and others receivable of US$0.24 million, decrease in accounts payable and accrued liabilities of US$1.63 million, decrease in escrow liabilities of US$1.23 million, decrease in lease liabilities of US$0.48 million, and decrease in income tax payable of US$0.19 million. These amounts were partially offset by the increase in accounts receivable of US$1.18 million, and non-cash adjustments consisting of share-based compensation expense of US$1.75 million, non-cash lease expense of US$0.64 million, depreciation of property and equipment of US$0.02 million, interest income on notes receivable of US$0.01 million, interest expense on borrowings of US$0.18 million, net foreign exchange loss of US$0.23 million, net investment loss of US$0.04 million, and allowance for expected credit losses of US$0.99 million.

Net cash used in operating activities for the three months ended March 31, 2023 was primarily the result of the net loss of US$12.1 million, an increase in accounts receivable of US$0.5 million, increase in deposit, prepayments, and other receivables of US$0.5 million, decrease in escrow liabilities of US$0.02 million and decrease in income tax payable of US$0.2 million. These amounts were partially offset by the decrease in loans receivables of US$0.01 million, increase in accounts payable and accrued liabilities of US$1.2 million, and non-cash adjustments consisting of share-based compensation expense of US$3.9 million, depreciation of property and equipment of US$0.1 million, net foreign exchange gain of US$0.6 million, net investment income of US$1.7 million, and change in fair value of forward share purchase liability of US$0.08 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2024 of US$2.17 million was primarily due to proceeds from sale of long-term investments of US$2.15 million and proceeds from disposal of property and equipment of US$0.02 million.

Net cash provided by investing activities for the three months ended March 31, 2023 of US$3.99 million was primarily due to proceeds from sale of long-term investments of US$3.97 million, dividend received from long-term investments of US$0.61 million, offset by the purchase of notes receivable of US$0.59 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 of US$3.50 million was primarily due to advances from the holding company of US$3.50 million.

Net cash provided by financing activities for the three months ended March 31, 2023 of US$3.47 million was primarily due to advances from the shareholder of US$1.68 million and proceeds from borrowings of US$1.78 million.

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

For the three months ended March 31, 2024, we reported a net loss of approximately US$8.06 million. With a significant decrease in our operating expenses, described in the paragraph below, we had an accumulated deficit of approximately US$73.66 million as of March 31, 2024.

Coupled with the economic recession in Hong Kong, we reported a sales decline with total revenue of approximately US$7.66 million for the three months ended March 31, 2024 (three months ended March 31, 2023: US$11.07 million) and resulting with an operating loss of approximately US$7.86 million (three months ended March 31, 2023: US$14.58 million). We expect to continue our business growth, while closely monitoring our future spending.

Our ability to continue as a going concern is dependent on the management’s ability to successfully implement its plans. Our management team believes that we will be able to continue to grow our revenue base and control our expenditures. In parallel, our management team will continually monitor our capital structure and operating plans and search for potential funding alternatives in order to finance our business development activities and operating expenses. These alternatives may include merger and acquisitions, borrowings, raising funds through public equity or debt markets. However, we cannot predict the exact amount or timing of the alternatives or guarantee those alternatives will be favorable to our shareholders. Any failure to obtain financing when required will have a material adverse impact on our business, operation and financial result.

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

Capital commitments

Sale and Purchase Agreement — Pursuant to the Agreement entered with Sony Life Singapore Pte. Ltd. (“SLS”), the Company is committed to purchase 100% equity interest in Sony Life Financial Advisers Pte. Ltd. for a cash consideration of SGD2,500,000 (equivalent to $1,882,000). On December 28, 2023, the Company and SLS entered into a second supplementary agreement to extend the closing date of the transaction from December 31, 2023 to March 31, 2024. On March 29, 2024, the Company and SLS entered into a third supplementary agreement to extend the closing date of the transaction from March 31, 2024 to May 9, 2024. Pursuant to the third supplementary agreement, the Company subsequently paid SGD250,000 (equivalent to $188,200) to SLS as the partial payment to cash consideration on April 12, 2024. On May 9, 2024, the Company and SLS entered into a fourth supplementary agreement to extend the closing date of the transaction from May 9, 2024 to May 20, 2024.

Nasdaq Compliance — On September 20, 2023, the Company received written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that, based on the closing bid price of the Company’s ordinary shares, par value $0.001 per share (the “Ordinary Shares”), for the last 30 consecutive trading days, the Company no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A). The Notice had no immediate effect but, before March 18, 2024, the Company was required to regain compliance by trading at least $1.00 per share for a minimum of 10 consecutive trading days. Otherwise, after the date, subject to other requirements and conditions, the Company may proceed to delisting procedures. On March 20, 2024, Nasdaq granted an additional 180 calendar days period or until September 16, 2024, to the Company to regain the compliance. On May 3, 2024, the closing bid price of the ordinary shares of the Company has been over $1.00 per share for a minimum of 10 consecutive trading days. Accordingly, Nasdaq confirmed that the Company had regained compliance with Rule 5550(a)(2) and that this matter is now closed.

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

Stock Repurchase Program

On April 18, 2023, our Board of Directors approved the repurchase of 1,000,000 ordinary shares (the “2023 Share Repurchase Program”). Under the 2023 Share Repurchase Program, we are authorized to re-purchase up to 1,000,000 ordinary shares at a maximum price of $10 per share from the open market, for a term of one year, no later than April 18, 2024. The 2023 Share Repurchase Program expired subsequently on April 18, 2024 with no extension applied.

Critical Accounting Policies, Judgements and Estimates

The preparation of financial statements in conformity with GAAP requires us to make judgments, estimates, and assumptions in the preparation of our unaudited condensed consolidated financial statements. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies and estimates as reported in our 2023 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of March 31, 2024, the Company involved with various legal proceedings:

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

Action Case: HCA765/2019 On April 30, 2019, the writ of summons was issued against the Company’s subsidiary, three related companies and the former directors, shareholders and financial consultant by the Plaintiff. This action alleged the deceit and misrepresentation from an inducement of the fund subscription and claimed for compensatory damage of approximately $2 million (equal to HK$17.1million). On April 18, 2024, the court made an order that the plaintiff shall set the case down for trial on or before July 6, 2024 for a 7 days trial before a judge and there shall be a pre-trial review before the trial judge on a date 12 weeks before the trial. The case is on-going and parties have yet to attempt mediation. Legal counsel of the Company will continue to handle in this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonably possible loss, if any.

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

Action Case: HCA1957/2023 On December 15,2023, the Company received an order from the High Court of the Hong Kong Special Administrative Region, demanding the Company to pay and settle the outstanding rent/mesne profit, management fees, air-conditioning charges, additional air-conditioning charges, government rates and interest in an aggregated amount of $1,383,424 (equivalent to HK$10,799,560) to the landlord of the office premises in four instalments scheduled from January 15, 2024 to March 31, 2024 together with legal costs of $6,405 (equivalent to HK$50,000). During the three months ended March 31, 2024, the Company settled all the outstanding amount and the case is closed.

ITEM 1A. RISK FACTORS.

As smaller reporting company we are not required to make disclosures under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company approved a share repurchase program on April 18, 2023 authorizing to purchase up to 1,000,000 ordinary shares at a maximum price of $10 per share from the open market, for a term of one year. The Company did not repurchase ordinary shares or entered into 10b5-1 plan during the three months period ended March 31, 2024. The Company adopted its share repurchase plan with the goal of returning excess capital to shareholders in accordance with our capital allocation policy. The share repurchase plan permits the exercise of the plan through open-market repurchases, private transactions and other similar transactions.

The repurchase program expired subsequently on April 18, 2024 with no extension applied.

Company Rule 10b5-1 Trading Arrangements

The Company did not repurchase ordinary shares or entered into 10b5-1 plan during the three months period ended March 31, 2024.

Other Information

During the quarter ended March 31, 2024, none of the Company’s directors or officers who are subject to the filing requirements of Section 16 of the Securities Exchange Act adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

AGBA GROUP HOLDING LIMITED

Date: May 15, 2024	By:	/s/ Ng Wing Fai
	Name:	Ng Wing Fai
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Shu Pei Huang, Desmond
	Name:	Shu Pei Huang, Desmond
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)