Form 10-Q
period 2024-06-30
AGBA Group Holding Ltd.
filed 2024-08-14
CIK 1769624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, there were 81,810,429 ordinary shares, par value $0.001 per share, issued and outstanding.

AGBA GROUP HOLDING LIMITED

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AGBA GROUP HOLDING LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,791,791	$1,861,223
Restricted cash	13,831,663	16,816,842
Accounts receivable, net	1,491,055	2,970,636
Accounts receivable, net, related parties	975,388	1,094,225
Loans receivable, net	581,702	549,461
Notes receivable, net	—	557,003
Receivable from Yorkville	23,350,000	—
Promissory notes receivable from Triller LLC	8,073,425	—
Deposit, prepayments, and other receivables, net	1,664,132	1,769,582
Total current assets	51,759,156	25,618,972

Non-current assets:
Rental deposit, net	966,734	961,253
Loans receivable, net	1,036,934	1,054,841
Property and equipment, net	1,675,569	1,721,284
Right-of-use assets, net	10,589,205	11,508,153
Long-term investments, net	22,724,644	25,201,933
Long-term investments, net, related party	522,566	522,531
Total non-current assets	37,515,652	40,969,995

TOTAL ASSETS	$89,274,808	$66,588,967

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$18,646,334	$19,754,041
Escrow liabilities	13,831,663	16,816,842
Borrowings	1,805,394	1,804,950
Borrowings, related party	5,000,000	5,000,000
Amount due to the holding company	11,311,473	2,906,261
Convertible promissory notes payable, net	31,671,722	—
Income tax payable	162,851	328,720
Lease liabilities, current	1,269,213	1,229,329
Warrant liabilities	3,649,404	—
Total current liabilities	87,348,054	47,840,143

Non-current liabilities:
Lease liabilities, non-current	10,002,032	10,646,053
Total non-current liabilities	10,002,032	10,646,053

TOTAL LIABILITIES	97,350,086	58,486,196

Commitments and contingencies

Shareholders’ (deficit) equity:
Ordinary shares, $0.001 par value; 200,000,000 shares authorized, 81,810,429 and 68,661,998 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	81,810	68,662
Ordinary shares to be issued	958	4,854
Subscription receivable	(2,051,280)	—
Additional paid-in capital	79,239,669	74,103,494
Accumulated other comprehensive loss	(315,439)	(473,087)
Accumulated deficit	(85,030,996)	(65,601,152)
Total shareholders’ (deficit) equity	(8,075,278)	8,102,771

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$89,274,808	$66,588,967

See accompanying notes to unaudited condensed consolidated financial statements.

AGBA GROUP HOLDING LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenues:
Loans interest income	$21,869	$38,175	$63,186	$76,333
Non-interest income:
Commissions	4,153,465	16,323,056	10,876,223	26,338,683
Recurring asset management service fees	503,207	768,014	1,153,293	1,548,976
Recurring asset management service fees, related party	242,220	241,688	484,350	480,621
Total non-interest income	4,898,892	17,332,758	12,513,866	28,368,280
Total revenues	4,920,761	17,370,933	12,577,052	28,444,613

Operating expenses:
Interest expense	(368,045)	(247,680)	(575,267)	(412,776)
Commission expense	(1,316,570)	(11,984,437)	(5,762,812)	(19,279,929)
Sales and marketing expense	(29,643)	(514,984)	(512,517)	(2,371,887)
Research and development expense	(495,062)	(1,058,812)	(953,400)	(1,937,798)
Personnel and benefit expense	(5,478,217)	(5,302,270)	(11,537,206)	(14,907,460)
Legal and professional fee	(1,487,984)	(5,574,562)	(2,113,096)	(8,970,002)
Legal and professional fee, related party	(249,999)	—	(499,998)	—
Office and operating fee, related party	(1,074,279)	(1,742,332)	(2,192,242)	(3,772,045)
Provision for allowance for expected credit losses	(751,356)	(333,276)	(1,742,694)	(333,276)
Other general and administrative expenses	(1,408,240)	(1,005,714)	(2,288,321)	(1,436,382)
Total operating expenses	(12,659,395)	(27,764,067)	(28,177,553)	(53,421,555)

Loss from operations	(7,738,634)	(10,393,134)	(15,600,501)	(24,976,942)

Other income (expense):
Interest income	74,616	197,255	87,213	367,781
Foreign exchange (loss) gain, net	(50,710)	349,539	(278,051)	905,850
Investment income (loss), net	52	(441,568)	(37,304)	1,281,496
Change in fair value of warrant liabilities	(3,649,404)	1,695	(3,649,404)	2,375
Change in fair value of forward share purchase liability	—	—	—	(82,182)
Loss on settlement of forward share purchase agreement	—	(378,895)	—	(378,895)
Rental income	—	78,764	14,066	138,271
Sundry income	17,705	27,423	94,893	84,067
Total other (expense) income, net	(3,607,741)	(165,787)	(3,768,587)	2,318,763

Loss before income taxes	(11,346,375)	(10,558,921)	(19,369,088)	(22,658,179)

Income tax (expense) benefit	(23,235)	(26,368)	(60,756)	280

NET LOSS	$(11,369,610)	$(10,585,289)	$(19,429,844)	$(22,657,899)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(33,612)	33,235	157,648	(99,969)

COMPREHENSIVE LOSS	$(11,403,222)	$(10,552,054)	$(19,272,196)	$(22,757,868)

Weighted average number of ordinary shares outstanding – basic and diluted	79,164,165	64,953,238	74,637,871	62,823,549

Net loss per ordinary share – basic and diluted	$(0.14)	$(0.16)	$(0.26)	$(0.36)

See accompanying notes to unaudited condensed consolidated financial statements.

AGBA GROUP HOLDING LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

		For the six months ended June 30, 2024
		Ordinary shares		Ordinary shares to be issued			Additional	Accumulated other comprehensive		Total shareholders’
	Note	No. of share	Amount	No. of share	Amount	Subscription receivable	paid-in capital	(loss) income	Accumulated deficit	equity (deficit)

Balance as of January 1, 2024		68,661,998	$68,662	4,854,284	$4,854	$—	$74,103,494	$(473,087)	$(65,601,152)	$8,102,771

Issuance of ordinary shares to settle finder fee	(13)(iv)	1,000,000	1,000	—	—	—	402,000	—	—	403,000
Issuance of ordinary shares for private placement	(13)(v)	7,349,200	7,349	(4,418,800)	(4,419)	(2,051,280)	2,048,350	—	—	—
Share-based compensation to consultants	(13) (iii)	1,505,615	1,506	—	—	—	572,898	—	—	574,404
Share-based compensation to a director and officers	(13) (i), (ii), (vi), (vii), (viii)	3,293,616	3,293	522,699	523	—	2,112,927	—	—	2,116,743
Foreign currency translation adjustment		—	—	—	—	—	—	157,648	—	157,648
Net loss for the period		—	—	—	—	—	—	—	(19,429,844)	(19,429,844)

Balance as of June 30, 2024		81,810,429	$81,810	958,183	$958	$(2,051,280)	$79,239,669	$(315,439)	$(85,030,996)	$(8,075,278)

	For the six months ended June 30, 2023
	Ordinary shares		Ordinary shares to be issued		Additional	Accumulated other		Total
	No. of		No. of		paid-in	comprehensive	Accumulated	shareholders’
	shares	Amount	shares	Amount	capital	loss	deficit	equity
Balance as of January 1, 2023	58,376,985	$58,377	1,665,000	$1,665	$43,870,308	$(384,938)	$(16,395,133)	$27,150,279

Issuance of ordinary shares to settle finder fee	2,173,913	2,174	—	—	3,997,826	—	—	4,000,000
Issuance of holdback shares	1,665,000	1,665	(1,665,000)	(1,665)	—	—	—	—
Share-based compensation	5,246,100	5,246	—	—	8,505,674	—	—	8,510,920
Forgiveness of amount due to the holding company	—	—	—	—	8,600,000	—	—	8,600,000
Foreign currency translation adjustment	—	—	—	—	—	(99,969)	—	(99,969)
Net loss for the period	—	—	—	—	—	—	(22,657,899)	(22,657,899)

Balance as of June 30, 2023	67,461,998	$67,462	—	$—	$64,973,808	$(484,907)	$(39,053,032)	$25,503,331

See accompanying notes to unaudited condensed consolidated financial statements.

AGBA GROUP HOLDING LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	For the six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(19,429,844)	$(22,657,899)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	2,482,861	8,510,920
Non-cash lease expense	1,284,143	213,550
Depreciation on property and equipment	45,764	215,494
Interest income on notes receivable	—	(11,778)
Interest income on promissory notes receivable	(73,425)	—
Interest expense on convertible promissory notes payable	171,722	—
Interest expense on borrowings	403,545	—
Foreign exchange loss (gain), net	278,051	(905,850)
Investment loss (income), net	37,304	(1,281,496)
Gain on disposal of property and equipment	(15,345)	—
Provision for allowance for expected credit losses	1,742,694	333,276
Change in fair value of warrant liabilities	3,649,404	(2,375)
Change in fair value of forward share purchase liability	—	82,182
Loss on settlement of forward share purchase agreement	—	378,895
Reversal of annual bonus accrued in prior year	—	(3,763,847)

Change in operating assets and liabilities:
Accounts receivable	1,004,560	(1,005,597)
Loans receivable	(17,889)	13,319
Deposits, prepayments, and other receivables	(581,700)	(3,629,837)
Accounts payable and accrued liabilities	(1,108,252)	6,578,049
Escrow liabilities	(2,985,179)	(2,032,965)
Lease liabilities	(969,795)	(161,274)
Income tax payable	(165,869)	(138,590)
Net cash used in operating activities	(14,247,250)	(19,265,823)

Cash flows from investing activities:
Proceeds from sale of long-term investments	2,152,251	3,976,657
Purchase of notes receivable	—	(589,086)
Dividends received from long-term investments	—	1,167,433
Proceeds from sale of convertible notes receivable	412,360	—
Proceeds from disposal of property and equipment	15,345	—
Purchase of property and equipment	—	(77,969)
Net cash provided by investing activities	2,579,956	4,477,035

Cash flows from financing activities:
Advances from the holding company	8,454,941	6,849,425
Settlement of forward share purchase agreement	—	(13,952,683)
Proceeds from borrowings	—	1,786,640
Net cash provided by (used in) financing activities	8,454,941	(5,316,618)

Effect on exchange rate change on cash, cash equivalents and restricted cash	157,742	49,765

Net change in cash, cash equivalent and restricted cash	(3,054,611)	(20,055,641)

BEGINNING OF PERIOD	18,678,065	51,294,072

END OF PERIOD	$15,623,454	$31,238,431

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$226,625	$138,310
Cash paid for interest	$113,679	$412,776
Cash received for interest	$50,972	$356,003

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of ordinary shares to settle payables	$403,000	$4,000,000
Forgiveness of amount due to the holding company	$—	$8,600,000
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$12,512,585

	As of June 30,
	2024	2023
Reconciliation to amounts on condensed consolidated balance sheets:
Cash and cash equivalents	$1,791,791	$3,783,780
Restricted cash	13,831,663	27,454,651

Total cash, cash equivalents and restricted cash	$15,623,454	$31,238,431

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

The Merger

On April 16, 2024, the Company entered into the Plan of Merger (the “Merger”) with Triller Corp., a Delaware corporation and its shareholders. The closing of the Merger is subject to regulatory approval. The details of the merger agreement are described in note 4.

NOTE 2 － SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying unaudited condensed consolidated financial statements and notes.

●	Basis of Presentation

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

The unaudited condensed consolidated financial statements as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include the useful lives of property and equipment, impairment of long-lived assets, allowance for expected credit losses, notes receivables, promissory notes receivable, share-based compensation, convertible promissory notes payable, warrant liabilities, provision for contingent liabilities, revenue recognition, income tax provision, deferred taxes and uncertain tax position, and allocation of expenses from the holding company.

The inputs into the management’s judgments and estimates consider the geopolitical tension, inflationary and high interest rate environment and other macroeconomic factors on the Company’s critical and significant accounting estimates. Actual results could differ from these estimates.

●	Foreign Currency Translation and Transaction

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the unaudited condensed consolidated statement of operations and comprehensive loss.

The reporting currency of the Company is US$ and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. In addition, the Company and subsidiaries are operating in Hong Kong maintain their books and record in their local currency, Hong Kong dollars (“HK$”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, Translation of Financial Statement, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive loss within the unaudited condensed consolidated statements of changes in shareholders’ (deficit) equity.

Translation of amounts from HK$ into US$ has been made at the following exchange rates for the six months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Period-end HK$:US$ exchange rate	0.12808	0.12761
Period average HK$:US$ exchange rate	0.12790	0.12757

●	Cash and Cash Equivalents

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

For the three months ended June 30, 2024 and 2023, the aggregated provision for allowance for expected credit losses on accounts receivable, loans receivable, notes receivable, and other receivables was $751,356 and $333,276, respectively.

For the six months ended June 30, 2024 and 2023, the aggregated provision for allowance for expected credit losses on accounts receivable, loans receivable, notes receivable, and other receivables was $1,742,694 and $333,276, respectively.

●	Promissory notes receivable from Triller LLC

Promissory notes receivable from Triller LLC is stated at carrying value and receivable in the next twelve months. Interest income is recognized on a fixed interest rate on the unaudited condensed consolidated statements of operations and comprehensive loss. Please refer to note 4 for the details.

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

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. No impairment losses were recognized for the three and six months ended June 30, 2024 and 2023.

●	Borrowings

Borrowings are recognized at fair value and repayable in the next twelve months. Interest expense is recognized on a fixed interest rate on the unaudited condensed consolidated statements of operations and comprehensive loss.

●	Convertible promissory notes payable

The Company accounts for its convertible promissory notes in accordance with ASC 470-20 Debt with Conversion and Other Options, whereby the convertible instrument is initially accounted for as a single unit of account, unless it contains a derivative that must be bifurcated from the host contract in accordance with ASC 815-15 Derivatives and Hedging – Embedded Derivatives or the substantial premium model in ASC 470-20 Debt – Debt with Conversion and Other Options applies. Where the substantial premium model applies, the premium is recorded in additional paid-in capital. The resulting debt discount is amortized over the period during which the convertible promissory notes are expected to be outstanding as additional non-cash interest expenses.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the fair value are recognized as a non-cash gain or loss on the unaudited condensed consolidated statements of operations and comprehensive loss. The Company accounts for its Public Warrants as equity and the (i) Private Warrants, (ii) Warrants – Class A, and (iii) Common Warrants as liabilities.

Warrants classified as liabilities are recorded at fair value and are remeasured at each reporting date until settlement. Changes in fair value is recognized as a component of change in fair value of warrant liability in the statements of operations and comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are immediately expensed in the statements of operations and comprehensive loss. Warrants classified as equity instruments are initially recognized at fair value and are not subsequently remeasured.

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

In accordance with ASC Topic 606, Revenue Recognition: Principal Agent Considerations, the Company evaluates the terms in the agreements with its channels and independent contractors to determine whether or not the Company acts as the principal or as an agent in the arrangement with each party respectively. The determination of whether to record the revenue in a gross or net basis depends upon whether the Company has control over the services prior to transferring it. Control is demonstrated by the Company which is primarily responsible for fulfilling the provision of placement services through the Company’s licensed insurance brokers to provide agency services. The commissions from insurance providers are recorded on a gross basis and commission paid to independent contractors or channel costs are recorded as commission expense in the unaudited consolidated statements of operations and comprehensive loss.

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

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The following table presents the revenue streams by segments, with the presentation revenue categories presented on the unaudited condensed consolidated statements of operations and comprehensive loss for the periods indicated:

	For the three months ended June 30, 2024
	Distribution Business	Platform Business
	Insurance brokerage service	Asset management service	Money lending service	Real estate agency service	Total
Interest income:
Loans	$—	$—	$21,869	$—	$21,869

Non-interest income:
Commissions	4,094,894	58,571	—	—	4,153,465
Recurring asset management service fees	—	745,427	—	—	745,427

Total	$4,094,894	$803,998	$21,869	$—	$4,920,761

	For the three months ended June 30, 2023
	Distribution Business	Platform Business
	Insurance brokerage service	Asset management service	Money lending service	Real estate agency service	Total
Interest income:
Loans	$—	$—	$38,175	$—	$38,175

Non-interest income:
Commissions	16,005,608	277,960	—	39,488	16,323,056
Recurring asset management service fees	—	1,009,702	—	—	1,009,702

Total	$16,005,608	$1,287,662	$38,175	$39,488	$17,370,933

	For the six months ended June 30, 2024
	Distribution Business	Platform Business
	Insurance brokerage service	Asset management service	Money lending service	Real estate agency service	Total
Interest income:
Loans	$—	$—	$63,186	$—	$63,186

Non-interest income:
Commissions	10,509,914	366,309	—	—	10,876,223
Recurring asset management service fees	—	1,637,643	—	—	1,637,643

Total	$10,509,914	$2,003,952	$63,186	$—	$12,577,052

	For the six months ended June 30, 2023
	Distribution Business	Platform Business
	Insurance brokerage service	Asset management service	Money lending service	Real estate agency service	Total
Interest income:
Loans	$—	$—	$76,333	$—	$76,333

Non-interest income:
Commissions	25,693,427	601,722	—	43,534	26,338,683
Recurring asset management service fees	—	2,029,597	—	—	2,029,597

Total	$25,693,427	$2,631,319	$76,333	$43,534	$28,444,613

●	Rental income

Rental income represents monthly rental received from the Company’s tenants. The Company recognizes rental income on a straight-line basis over the lease term in accordance with the lease agreement.

●	Comprehensive Loss

ASC Topic 220, Comprehensive Income, establishes standards for reporting and display of comprehensive (loss) income, its components and accumulated balances. Comprehensive (loss) income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive (loss) income, as presented in the accompanying unaudited condensed consolidated statements of changes in shareholders’ (deficit) equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive (loss) income is not included in the computation of income tax expense or benefit.

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

For the three and six months ended June 30, 2024 and 2023, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2024 and December 31, 2023, the Company did not have any significant unrecognized uncertain tax positions.

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

Segments	Scope of Service	Business Activities
Distribution Business	Insurance Brokerage Business	- Facilitating the placement of insurance, investment, real estate and other financial products and services to our customers, through licensed brokers, in exchange for initial and ongoing commissions received from product providers, including insurance companies, fund houses and other product specialists.

Platform Business	- Asset Management Business

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

All of the Company’s revenues were generated in Hong Kong for the three and six months ended June 30, 2024 and 2023 and all of the Company’s long-lived assets were located in Hong Kong as of June 30, 2024 and December 31, 2023.

●	Leases

Under ASU 2016-02, Leases (Topic 842) (“Topic 842”), leases are categorized as operating or financing lease at inception. Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Lease terms include options to renew or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company has recognized right of use (“ROU”) assets and corresponding lease liabilities on the Company’s condensed consolidated balance sheets for its operating lease agreements with contractual terms greater than 12 months. Lease liabilities are based on the present value of remaining lease payments over the lease term. As the discount rate implied in the Company’s leases is not readily determinable, the present value is calculated using the Company’s incremental borrowing rate, which is estimated to approximate the interest rate on a collateralized basis with similar terms.

Leases with a term of twelve months or less upon the commencement date are considered short-term leases, are not included on the condensed consolidated balance sheets and are expensed on a straight-line basis over the lease term.

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

The unaudited condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

●	Commitments and Contingencies

The Company follows the ASC Topic 450-20, Commitments to report accounting for contingencies. Certain conditions may exist as of the date the unaudited condensed consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of	Quoted Prices In	Significant Other Observable	Significant Other Unobservable
Description	June 30, 2024	Active Markets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Assets:
Marketable equity securities	$969	$969	$—	$—

Liabilities:
Warrant liabilities	$3,649,404	$—	$—	$3,649,404

	As of December, 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable equity securities	$595	$595	$—	$—

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

●	Recently Issued Accounting Pronouncements

As of June 30, 2024, the Company has implemented all applicable new accounting standards and updates issued by the FASB that were in effect. There were no new standards or updates during the three and six months ended June 30, 2024 that had a material impact on the unaudited condensed consolidated financial statements.

Recently Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB amended guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The revised guidance requires that a public entity disclose significant segment expenses regularly reviewed by the chief operating decision maker (CODM), including public entities with a single reportable segment. The amended guidance is effective for fiscal years beginning in January 2024 and interim periods beginning January 2025 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the effect that adoption of ASU 2023-07 will have on its unaudited condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting periods beginning in January 2025. Adoption is either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. The Company is currently evaluating the effect that adoption of ASU 2023-09 will have on its unaudited condensed consolidated financial statements.

NOTE 3 － LIQUIDITY AND GOING CONCERN

The accompanying unaudited condensed consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. They do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

For the six months ended June 30, 2024, the Company reported net loss of $19,429,844 and net cash outflows from operating activities of $14,247,250. As of June 30, 2024, the Company had a working capital deficit of $35,588,898 and a shareholders’ deficit of $8,075,278.

The Company has determined that the prevailing conditions and ongoing liquidity risks encountered by the Company raise substantial doubt about the ability to continue as a going concern for at least one year following the date these unaudited condensed consolidated financial statements are issued. The ability to continue as a going concern is dependent on the Company’s ability to successfully implement its current operating plan and fund-raising exercises. The Company believes that it will be able to grow its revenue base and control expenditures. In parallel, the Company will monitor its capital structure and operating plans and search for potential funding alternatives in order to finance the development activities and operating expenses. The Company is continuing its plan to further grow and expand operations and seek sources of capital to pay the contractual obligations as they come due. To access capital to fund operations or provide growth capital, the Company will need to raise capital in one or more debt and/or equity offerings.

However, the Company cannot predict the exact amount or timing of the alternatives, or guarantee those alternatives will be favorable to its shareholders. Any failure to obtain financing when required will have a material adverse impact on the Company’s business, operation and financial result. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed on March 28, 2024, for further information about the liquidity and going concern.

NOTE 4 － MERGER TRANSACTIONS

On April 16, 2024, the Company entered into certain Agreement and Plan of Merger (the “Merger Agreement”), among Triller Corp., a Delaware corporation (“Triller”) and Bobby Sarnevesht, solely as representative of the Triller stockholders. Pursuant to the Merger Agreement, (a) Triller will complete its reorganization (the “Triller Reorganization”) with Triller Hold Co LLC (“Triller LLC”), (b) the Company will domesticate to the United States as a Delaware corporation (the “AGBA Domestication”), pursuant to which, among other things, all AGBA ordinary shares, par value $0.001 per share will automatically convert into the same number of shares Delaware Parent Common Stock, as defined below (AGBA, when domesticated as a Delaware corporation, is sometimes referred to as “Delaware Parent”) and (c) after giving effect to the Triller Reorganization and the AGBA Domestication, Merger Sub will be merged into Triller (the “Merger), with Triller surviving the Merger and becoming a wholly owned subsidiary of Delaware Parent. The Company and Triller have agreed that the closing of the Merger shall occur as soon as possible, subject to regulatory clearance, approval by AGBA’s shareholders and the other closing conditions provided for in the Merger Agreement.

Merger Consideration

The consideration will be an aggregate of 406,907,038 shares of Delaware Parent common stock, par value $0.001 per share (“Delaware Parent Common Stock”). Delaware Parent (i) will issue 313,157,015 shares of Delaware Parent Common Stock to the current common stockholders of Triller, (ii) will issue 35,328,888 shares of preferred stock to the current preferred stockholders of Triller and (iii) will convert all existing Triller restricted stock units into 58,421,134 Delaware Parent restricted stock units; and Delaware Parent also will reserve an aggregate of 58,421,134 shares of Delaware Parent Common Stock for future issuance upon the vesting of such restricted stock units.

Financing Arrangements with Triller and Yorkville

On April 25, 2024, the Company entered into the Amended and Restated Standby Equity Purchase Agreement (“A&R SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (“Yorkville”), and Triller. Pursuant to the A&R SEPA, Triller, or AGBA after the transactions contemplated by the Merger Agreement are closed, has the right to sell to Yorkville up to $500 million of ordinary shares, par value $0.001 per share, of the Company, (“Common Shares”), subject to certain limitations and conditions set forth in the A&R SEPA, from time to time during the term of the SEPA. Sales of the shares of Common Shares to Yorkville under the A&R SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of Common Shares to Yorkville under the A&R SEPA except in connection with notices that may be submitted by Yorkville.

In connection with the A&R SEPA, Yorkville agreed to an advance to the Triller in the form of convertible promissory notes in principal amount up to $8.51 million (the “First Pre-Paid Advance”). The First Pre-Paid Advance is amounted to 94.0% of the principal amount to be drawn down. Interest shall accrue on the outstanding balance of First Pre-Paid Advance at an annual rate of 5%, subject to an increase to 18% upon an event of default as described in the definitive agreement. The maturity date of the First Pre-Paid Advance will be 12 months after its issuance date. Yorkville may convert the First Pre-Paid Advance into shares of the Common Shares at any time after the Merger at a fixed conversion price equal to (i) the principal mount and interests, divided by (ii) the determination of the lower of (a) 100% of the VWAP during the ten trading days preceding the closing date of the Merger (the “Fixed Price”), or (b) 92.5% of the lowest daily VWAP during the 10 consecutive trading days immediately preceding the conversion date or other date of determination (the “Variable Price”), provided that the Variable Price shall not be lower than the Floor Price. The “Floor Price”, solely with respect to the Variable Price, shall be equal to (i) a price equal to 20% of the average of the daily VWAPs during the ten (10) trading days immediately preceding the closing date of the Merger, and (ii) from and after the date of effectiveness of the initial registration statement, 20% of the VWAP of the trading day immediately prior to the date of effectiveness of the initial registration statement, if such price is lower than the price in part (i) of this sentence.

Second Pre-Paid Advance

On June 28, 2024, the Company, Triller and Yorkville entered into the Second Amended and Restated Standby Equity Purchase Agreement (the “Second A&R SEPA”) to modify the A&R SEPA dated April 25, 2024. Pursuant to the Second A&R SEPA, Yorkville will (i) provide for the assignment by Triller and assumption by the Company of the rights and obligations of Triller under the A&R SEPA and the promissory note of the First Pre-Paid Advance of $8.51 million from Triller dated April 25, 2024 and (ii) provide to the Company financing in the principal amount of $25 million (the “Second Pre-Paid Advance”) in the form of an additional convertible promissory note, subject to the same terms in interest charge and maturity under the First Pre-Paid Advance.

In connection with the Second A&R SEPA, the Company issued convertible promissory notes in an aggregate of $33.51 million to Yorkville. The First Pre-Paid Advances of $8 million was received by Triller and the Company recorded a receivable from Triller. The Second Pre-Paid Advances of $23.51 million was recorded as a receivable from Yorkville. The Company subsequently received $23.35 million, net of $150,000 direct legal fee incurred in arranging the Second A&R SEPA, from Yorkville on July 2, 2024.

Common Warrants to Yorkville

Also, pursuant to the Second A&R SEPA, the Company issued a warrant (the “Common Warrant”) to Yorkville to purchase up to a number of shares of Class A common stock, par value $0.0001 per share of Triller equal to 25% of the principal amount of the aggregated pre-paid advances divided by a price equal to the Fixed Price, each such Common Warrant with an exercise price equal to the Fixed Price. On June 28, 2024, the Company issued a warrant to Yorkville covering 2,957,008 ordinary shares of the Company (representing $8,377,500 or 25% of the $33,510,000 the aggregated principal amount of the First Pre-Paid Advance and the Second Pre-Paid Advance) at a fixed price of $2.8331.

Promissory Notes Receivable from Triller

In connection with the First and Second Pre-Paid Advances issued by Yorkville under A&R SEPA and the Second A&R SEPA, Yorkville advanced $8 million to Triller and Triller issued promissory note to the Company on April 25, 2024. The promissory notes receivable from Triller included interest receivables from Triller.

Subsequently in July and August 2024, the Company further advanced an aggregate amount of $15.7 million to Triller for its business operation purpose.

Convertible Promissory Notes Payable, net

As of June 30, 2024, the aggregate principal amount of the First and Second Pre-Paid Advances are $33.51 million and the convertible promissory notes payable to Yorkville are recorded at $31.67 million, net of discount, as current liabilities on the condensed consolidated balance sheets. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own shares and is therefore not afforded equity treatment.

The Company recorded amortization of debt discount of convertible promissory notes payable as interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss of $93,616 and $93,616 for the three and six months ended June 30, 2024 respectively.

The Company recorded accrued interest of convertible promissory notes payable as interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss of $78,106 and $78,106 for the three and six months ended June 30, 2024, respectively.

NOTE 5 － RESTRICTED CASH

As of June 30, 2024 and December 31, 2023, the Company has $13,831,663 and $16,816,842 fund held in escrow, respectively. Fund held in escrow primarily comprised of escrow funds held in bank accounts on behalf of the Company’s customers. The Company is currently acted as a custodian to manage the assets and investment portfolio on behalf of its customers under the terms of certain contractual agreements, which the Company does not have the right to use for any purposes, other than managing the portfolio. Upon receiving escrow funds, the Company records a corresponding escrow liability.

NOTE 6 － ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	As of
	June 30, 2024	December 31, 2023
Accounts receivable	$1,794,310	$3,283,118
Accounts receivable – related parties	1,579,325	1,094,225
Less: allowance for expected credit losses	(907,192)	(312,482)
Accounts receivable, net	$2,466,443	$4,064,861

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

The following table presents the activity in the allowance for expected credit losses:

	As of
	June 30, 2024	December 31, 2023
Balance at beginning of period/year	$312,482	$94,447
Provision for allowance for expected credit losses	593,858	217,475
Foreign translation adjustment	852	560
Balance at end of period/year	$907,192	$312,482

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

For the three and six months ended June 30, 2024, the Company has evaluated the probable losses on the accounts receivable and made a provision for allowance for expected credit losses of $351,403 and $593,858, respectively.

For the three and six months ended June 30, 2023, the Company has evaluated the probable losses on the accounts receivable and made a provision for allowance for expected credit losses of $67,949 and $67,949, respectively.

NOTE 7 － LOANS RECEIVABLE, NET

The Company’s loans receivable, net was as follows:

	As of
	June 30, 2024	December 31, 2023

Residential mortgage loans	$1,623,424	$1,605,531
Less: allowance for expected credit losses	(4,788)	(1,229)
Loans receivable, net	1,618,636	1,604,302

Classifying as:
Current portion	$581,702	$549,461
Non-current portion	1,036,934	1,054,841
Loans receivable, net	$1,618,636	$1,604,302

The interest rates on loans issued ranged between 9.00% and 10.50% (for the six months ended June 30, 2023: 9.00% to 10.50%) per annum for the six months ended June 30, 2024. Mortgage loans are secured by collateral in the pledge of the underlying real estate properties owned by the borrowers. As of June 30, 2024, the net carrying amount of the loans receivable was $1,618,636, which included an interest receivable of $63,300.

Mortgage loans are made to either business or individual customers in Hong Kong for a period of 1 to 25 years, which are fully collateralized and closely monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of June 30, 2024 and December 31, 2023.

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

For the three and six months ended June 30, 2024, the Company has evaluated the probable losses on loans receivable and made a provision for allowance for expected credit losses of $3,555 and $3,555, respectively.

For the three and six months ended June 30, 2023, the Company has evaluated the probable losses are minimal and there were no provision for allowance for expected credit losses on loans receivable.

NOTE 8 － NOTES RECEIVABLE, NET

On February 24, 2023, the Company entered into a subscription agreement and a convertible loan note instrument (collectively the “Agreements”) with Investment A. Pursuant to the Agreements, the Company agrees to subscribe an aggregate amount of $1,673,525 notes, in batches, which are payable on or before January 31, 2024 and bears a fixed interest rate of 8% per annum. On April 30, 2024, the Company entered into a purchase and sale agreement with an independent third party to sell all its convertible loan notes on Investment A for a purchase price of $412,360. The transaction was completed on April 30, 2024. For the three and six months ended June 30, 2024, the Company has evaluated the probable losses on notes receivable and made a provision for allowance for expected credit losses of nil and $155,026, respectively.

NOTE 9 － LONG-TERM INVESTMENTS, NET

Long-term investments, net consisted of the following:

	As of
	Ownership interest	June 30, 2024	Ownership interest	December 31, 2023

Marketable equity securities:
Investment C	0.00%*	$969	0.00%*	$595

Non-marketable equity securities:
Investment A	8.37%	5,652,382	8.37%	5,826,703
Investment B	3.63%	304,648	3.63%	342,000
Investment D	4.47%	16,766,645	4.47%	16,880,384
Investment E, related party	4.00%	522,566	4.00%	522,531
Investment F	—	—	4.00%	2,152,251
Total		23,246,241		25,723,869
Net carrying value		$23,247,210		$25,724,464

*	Less than 0.001%

Investments in Marketable Equity Securities

Investments in equity securities, such as, marketable securities, are accounted for at its current market value with the changes in fair value recognized in net gain (loss). Investment C was listed and publicly traded on Nasdaq Stock Exchange.

As of June 30, 2024 and December 31, 2023, Investment C was recorded at fair value of $969 and $595, which were traded at a closing price of $15.82 and $9.15 per share, respectively.

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

The following table presents the movement of non-marketable equity securities as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024	December 31, 2023
Balance at beginning of period/year	$25,723,869	$34,589,767
Additions	—	288,581
Disposal	(2,152,251)	—
Adjustments:
Downward adjustments	(37,678)	(10,092,729)
Foreign exchange adjustment	(287,699)	938,250
Balance at end of period/year	$23,246,241	$25,723,869

Cumulative unrealized gains and losses, included in the carrying value of the Company’s non-marketable equity securities:

	As of
	June 30, 2024	December 31, 2023

Downward adjustments (including impairment)	$(37,385,007)	$(37,347,329)
Upward adjustments	6,209,357	6,209,357
	$(31,175,650)	$(31,137,972)

Investment (loss) income, net is recorded as other income (expense) in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss, and consisted of the following:

	For the three months ended June 30,
	2024	2023
Marketable equity securities:
Unrealized gain (loss) from the changes in fair value – Investment C	$3	$(168)

Non-marketable equity securities:
Unrealized gain (including impairment) – Investment B	49	—
Unrealized loss (including impairment) – Investment F	—	(1,000,119)
Dividend income	—	558,719
Investment income (loss), net	$52	$(441,568)

	For the six months ended June 30,
	2024	2023
Marketable equity securities:
Unrealized gain from the changes in fair value – Investment C	$374	$98
Realized gain from sale of Investment C	—	1,541,736

Non-marketable equity securities:
Unrealized loss (including impairment) – Investment B	(37,678)	—
Unrealized loss (including impairment) – Investment F	—	(1,427,771)
Dividend income	—	1,167,433
Investment (loss) income, net	$(37,304)	$1,281,496

NOTE 10 － BORROWINGS

	As of
	June 30, 2024	December 31, 2023

Mortgage borrowings	$1,805,394	$1,804,950
Short-term borrowings, related party	5,000,000	5,000,000
Total	$6,805,394	$6,804,950

Mortgage Borrowings

In February 2023, the Company obtained a mortgage loan of $1,793,001 (equivalent to HK$14,000,000) from a finance company in Hong Kong, which bears an average interest rate at 13.75% per annum and becomes repayable in February 2024. The loan was pledged by a fixed charge on an office premises owned by the Company.

Subsequent in July 2024, the Company partially settled $787,157, including $18,678 interest expense (equivalent to principal and interest of HK$6,000,000 and HK$145,833, respectively). The remaining principal and accrued interest is expected to settle in November 2024.

Short-term Borrowings

In September 2023, the Company obtained a short-term borrowing of $5,000,000 from the Company’s major shareholder’s ultimate holding company, which bears interest at a fixed rate of 12.00% per annum, repayable in October 2023. The borrowing is secured by a lien on the partial equity interest in Investment D owned by the Company. The Company entered into certain supplementary agreements to renew and extend the maturity to August 2024.

NOTE 11 － LEASES

The Company has entered into commercial operating lease with an independent third party for the use of an office in Hong Kong. The lease has original terms exceeding 1 year, but not more than 3 years with an option to renew for a further term of 3 years. The operating lease is included in “Right-of-use assets, net” on the condensed consolidated balance sheets and represented the Company’s right to use the underlying assets during the lease term. The Company’s obligation to make lease payments are included in “Lease liabilities” on the condensed consolidated balance sheets.

Supplemental balance sheet information related to operating leases was as follows:

	As of
	June 30, 2024	December 31, 2023
Operating lease:
Right-of-use asset	$12,557,955	$12,512,585
Less: accumulated amortization	(1,968,750)	(1,004,432)
Right-of-use asset, net	$10,589,205	$11,508,153

Lease liabilities:
Current lease liabilities	$1,269,213	$1,229,329
Non-current lease liabilities	10,002,032	10,646,053
Total lease liabilities:	$11,271,245	$11,875,382

Operating lease expense for the three months ended June 30, 2024 and 2023 was $642,191 and $213,550, respectively, is included in other general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

Operating lease expense for the six months ended June 30, 2024 and 2023 was $1,284,143 and $213,550, respectively, is included in other general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

Other supplemental information about the Company’s operating lease as of June 30, 2024 and December 31, 2023 are as follow:

	As of
	June 30, 2024	December 31, 2023
Weighted average discount rate	6.58%	6.58%
Weighted average remaining lease term (years)	4.92	5.42

Maturities of operating lease liabilities as of June 30, 2024 were as follows:

For the year ending June 30,	Operating lease
2025	$1,942,308
2026	2,047,237
2027	3,201,459
2028	3,201,459
2029	2,934,671
Total minimum lease payments	13,327,134
Less: imputed interest	(2,055,889)
Future minimum lease payments	$11,271,245

NOTE 12 － WARRANT LIABILITIES

In accordance with ASC 480, the warrants are accounted for and presented as liabilities on the condensed consolidated balance sheets. The fair value of the warrant liabilities is valued by an independent valuer using a Binominal pricing model. The warrant liabilities were classified as Level 3 due to the use of unobservable inputs.

Private Warrants

The private warrants are identical to the public warrants, except that the private warrants and the ordinary shares issuable upon the exercise of the private warrants were not transferable, assignable or salable until after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants at a price of $11.50 per full share.

As of June 30, 2024 and December 31, 2023, there were 225,000 private warrants outstanding, with aggregate value of $9,083 and nil, respectively.

The changes in fair value for the three and six months ended June 30, 2024 were $9,083 and $9,083, respectively.

The changes in fair value for the three and six months ended June 30, 2023 were $1,695 and $2,375, respectively.

Warrants – Class A

On May 2, 2024, the Company issued 7,349,200 ordinary shares and the associated warrants to purchase up to 1,469,840 ordinary shares at a purchase price of $0.70 per ordinary share under the private placement, to an institutional investor, a director and officers of the Company. The subscribers in private placement will receive one warrant – class A for every five ordinary shares subscribed. Each warrant – class A entitles the holder to purchase one ordinary share at an exercise price of $1.00 per share and shall be exercised with more than $500,000 per tranche. The warrants will be exercisable six months after the issuance date for a period of five years after the exercise date.

These warrants have an exercise price of $1.00 per share and shall be exercised with more than $500,000 per tranche.

As of June 30, 2024 and December 31, 2023, there were 1,469,840 and nil warrants - class A outstanding, respectively, with aggregate value of $1,739,793 and nil, respectively.

The changes in fair value for the three and six months ended June 30, 2024 were $1,739,793 and $1,739,793, respectively.

Common Warrants

One June 28, 2024, the Company issued 2,957,008 shares of common warrants to Yorkville, in connection with the Second A&R SEPA, representing $8,377,500 or 25% of the $33,510,000 the aggregate principal amount of the First Pre-Paid Advance and the Second Pre-Paid Advance (see note 4). Each common warrant entitles the holder to purchase one ordinary share with an exercise price of $2.8331 per share.

As of June 30, 2024 and December 31, 2023, there were 2,957,008 and nil common warrants outstanding, respectively, with aggregate value of $1,900,528 and nil, respectively.

The changes in fair value for the three and six months ended June 30, 2024 were $1,900,528 and $1,900,528, respectively.

The key inputs into the Binominal pricing model were as follows at their measurement dates:

	As of			As of
	June 30, 2024			December 31, 2023
	Common Warrants	Warrants – Class A	Private Warrants	Private Warrants
Input
Share price	$3.06	$3.06	$3.06	$0.49
Risk-free interest rate	4.38%	4.38%	4.76%	4.04%
Volatility	50.89%	50.89%	50.96%	48.66%
Exercise price	$2.8331	$1.00	$11.50	$11.50
Warrant remaining life	4.99 years	5.34 years	2.13 years	2.63 years

NOTE 13 － SHAREHOLDERS’ (DEFICIT) EQUITY

Ordinary Shares

As of June 30, 2024 and December 31, 2023, the Company has authorized share of 200,000,000 ordinary shares with a par value $0.001.

(i)	On January 22, 2024 and June 18, 2024, the Company issued 334,160 and 12,002 ordinary shares, respectively, to the directors and officers of the Company under the Share Award Scheme (the “Scheme”), whose shares were vested in 2023.

(ii)	During the six months ended June 30, 2024, the Company issued 2,454,100 ordinary shares to the employees of the Company to compensate the contributions of their services and performance.

(iii)	During the six months ended June 30, 2024, the Company issued 1,505,615 ordinary shares to certain consultants to compensate their services rendered.

(iv)	On March 12, 2024, the Company issued 1,000,000 ordinary shares to Apex Twinkle Limited to partially settle the finder fee payable.

(v)	On May 2, 2024, the Company issued 7,349,200 ordinary shares and the associated warrants to purchase 1,469,840 ordinary shares at a purchase price of $0.70 per ordinary share under the private placement, to an institutional investor, a director and officers of the Company.

Among 7,349,200 ordinary shares, in December 2023, the Company received gross proceeds of $1,850,314 from an institutional investor in exchange of 2,643,300 ordinary shares and settled the accrued salaries of $1,242,850 with an aggregate of 1,775,500 ordinary shares to a director and officers of the Company. The remaining 2,930,400 ordinary shares were issued to a director of the Company.

As of June 30, 2024 and December 31, 2023, there were 81,810,429 and 68,661,998 ordinary shares issued and outstanding, respectively.

Ordinary Shares To Be Issued

(vi)	On February 22, 2024 and May 2, 2024, the Company issued 435,484 and 57,870 ordinary shares, respectively, for the settlement of the accrued salaries to the directors and officers.

(vii)	In March 2024, the Company settled the accrued salaries of $0.4 million with an aggregate of 900,899 ordinary shares to be issued to the directors and officers of the Company at the current market price of $0.447 per share.

(viii)	In June 2024, the Company settled the accrued salaries of $0.3 million with an aggregate of 115,154 ordinary shares to be issued to the directors and officers of the Company at the current market price of $2.9 per share.

As of June 30, 2024 and December 31, 2023, there were 958,183 and 4,854,284 ordinary shares to be issued, respectively.

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

As of June 30, 2024 and December 31, 2023, there were 4,600,000 public warrants outstanding.

Subscription Receivable

Subscription receivable is related to the private placement commenced in November 2023, with ordinary shares were issued on May 2, 2024 to a director of the Company. 2,930,400 ordinary shares with gross proceeds of $2,051,280 is expected to be settled by the director of the Company on or before December 31, 2024.

Forgiveness of Amount Due to the Holding Company

During the six months ended June 30, 2024 and 2023, the holding company of the Company agreed to forgive a debt of nil and $8,600,000, in aggregate, respectively, representing certain amount due to it and treat as additional paid-in capital.

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

On January 22, 2024 and June 18, 2024, the Company issued 334,160 and 12,002 ordinary shares, respectively, to the directors and officers of the Company under the Scheme, whose shares were vested in 2023.

During the three months ended June 30, 2024 and 2023, the Company recorded $250,567 and $4,604,320 share-based compensation expense, respectively which is included in the personal and benefit expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

During the six months ended June 30, 2024 and 2023, the Company recorded $501,134 and $8,510,920 share-based compensation expense, respectively which is included in the personal and benefit expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2024 and December 31, 2023, total unrecognized compensation remaining to be recognized in future periods for RSUs totaled $1.4 million and $1.9 million, respectively. They are expected to be recognized over the weighted average period of 1.28 years.

A summary of the activities for the Company’s RSUs as of June 30, 2024 and December 31, 2023 is as follow:

	As of
	June 30, 2024		December 31, 2023
	Number of RSUs	Weighted Average Grant Price	Number of RSUs	Weighted Average Grant Price

Outstanding, beginning of period/year	1,309,728	$2.47	5,000,000	$2.47
Vested	—	$—	(346,542)	$2.47
Forfeited	(152,080)	$(2.47)	(3,343,730)	$(2.47)
Outstanding, end of period/year	1,157,648	$2.47	1,309,728	$2.47

NOTE 14 － OPERATING EXPENSES

Commission Expense

Pursuant to the terms of respective contracts, commission expense represents certain premiums from insurance or investment products paid to agents. Commission rates vary by market due to local practice, competition, and regulations. The Company charged commission expense on a systematic basis that is consistent with the revenue recognition.

During the three months ended June 30, 2024 and 2023, the Company recorded $1,316,570 and $11,984,437 commission expenses, respectively.

During the six months ended June 30, 2024 and 2023, the Company recorded $5,762,812 and $19,279,929 commission expenses, respectively.

Personnel and Benefit Expense

Personnel and benefit expense mainly consisted of salaries and bonus paid and payable to the employees of the Company.

During the three months ended June 30, 2024 and 2023, the Company recorded $5,478,217 and $5,302,270 personnel and benefit expense, respectively.

During the six months ended June 30, 2024 and 2023, the Company recorded $11,537,206 and $14,907,460 personnel and benefit expense, respectively.

Legal and Professional Fees

Legal and professional fees mainly consisted of certain professional consulting services in legal, audit, accounting and taxation, and others.

During the three months ended June 30, 2024 and 2023, the Company recorded $1,737,983 and $5,574,562 legal and professional fees, respectively.

During the six months ended June 30, 2024 and 2023, the Company recorded $2,613,094 and $8,970,002 legal and professional fees, respectively.

Other General and Administrative Expenses

The Company incurred different types of expenditures under other general and administrative expenses. They primarily consist of depreciation of property and equipment and management fee expenses which are allocated for certain corporate office expenses.

During the three months ended June 30, 2024 and 2023, the Company recorded $2,482,519 and $2,748,046 other general and administrative expenses, respectively.

During the six months ended June 30, 2024 and 2023, the Company recorded $4,480,563 and $5,208,427 other general and administrative expenses, respectively.

NOTE 15 － INCOME TAXES

The provision for income taxes consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Income tax expense (benefit)	$23,235	$26,368	$60,756	$(280)

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

The following table sets forth the significant components of the deferred tax assets of the Company as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024	December 31, 2023
Deferred tax assets, net:
Net operating loss carryforwards	$12,734,458	$8,909,692
Less: valuation allowance	(12,734,458)	(8,909,692)
Deferred tax assets, net	$—	$—

The movement of valuation allowance is as follows:

	As of
	June 30, 2024	December 31, 2023

Balance as of beginning of the period/year	$(8,909,692)	$(5,461,370)
Addition	(3,824,766)	(3,448,322)
Balance as of end of the period/year	$(12,734,458)	$(8,909,692)

As of June 30, 2024 and December 31, 2023, the operations incurred $77.2 million and $54.0 million, respectively of cumulative net operating losses which can be carried forward to offset future taxable income. Net operating loss can be carried forward indefinitely but cannot be carried back to prior years. There are no group relief provisions for losses or transfers of assets under Hong Kong tax regime. Each company within a corporate group is taxed as a separate entity. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes that it is more likely than not that these assets will not be realized in the future. The valuation allowance is reviewed annually.

Uncertain tax positions

The Company evaluates the uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of June 30, 2024 and December 31, 2023, the Company did not have any significant unrecognized uncertain tax positions. The Company incurred and settled minimal interest related to potential underpaid income tax expenses for the six months ended June 30, 2024 and did not anticipate any significant increases or decreases in unrecognized tax benefits in the next 12 months from June 30, 2024.

NOTE 16 － SEGMENT INFORMATION

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in unaudited condensed consolidated financial statements for detailing the Company’s business segments.

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

The following tables present the summary information by segment for the three and six months ended June 30, 2024 and 2023:

	For the three months ended June 30, 2024
	Distribution Business	Platform Business	Fintech Business	Healthcare Business	Total

Revenue, net
- Interest income	$—	$21,869	$—	$—	$21,869
- Non-interest income	4,094,894	803,998	—	—	4,898,892
	4,094,894	825,867	—	—	4,920,761

Commission expense	1,185,507	131,063	—	—	1,316,570
Depreciation	262	15,408	7,216	—	22,886
Income (loss) from operations	1,458,925	(2,599,393)	(6,598,166)	—	(7,738,634)
Investment income, net	—	—	52	—	52
Total assets as of June 30, 2024	$13,907,839	$49,793,604	$25,050,800	$522,565	$89,274,808

	For the three months ended June 30, 2023
	Distribution Business	Platform Business	Fintech Business	Healthcare Business	Total

Revenue, net
- Interest income	$—	$38,175	$—	$—	$38,175
- Non-interest income	16,005,608	1,327,150	—	—	17,332,758
	16,005,608	1,365,325	—	—	17,370,933

Commission expense	11,628,412	356,025	—	—	11,984,437
Depreciation	261	105,892	8,169	—	114,322
Income (loss) from operations	2,734,753	6,785,460	(19,913,347)	—	(10,393,134)
Investment loss, net	—	—	(441,568)	—	(441,568)
Total assets as of June 30, 2023	$18,065,731	$42,202,217	$34,513,786	$520,523	$95,302,257

	For the six months ended June 30, 2024
	Distribution Business	Platform Business	Fintech Business	Healthcare Business	Total

Revenue, net
- Interest income	$—	$63,186	$—	$—	$63,186
- Non-interest income	10,509,914	2,003,952	—	—	12,513,866
	10,509,914	2,067,138	—	—	12,577,052

Commission expense	5,280,823	481,989	—	—	5,762,812
Depreciation	523	30,810	14,431	—	45,764
Income (loss) from operations	1,802,603	(5,100,521)	(12,302,583)	—	(15,600,501)
Investment loss, net	—	—	(37,304)	—	(37,304)
Total assets as of June 30, 2024	$13,907,839	$49,793,604	$25,050,800	$522,565	$89,274,808

	For the six months ended June 30, 2023
	Distribution Business	Platform Business	Fintech Business	Healthcare Business	Total

Revenue, net
- Interest income	$—	$76,333	$—	$—	$76,333
- Non-interest income	25,693,427	2,674,853	—	—	28,368,280
	25,693,427	2,751,186	—	—	28,444,613

Commission expense	18,540,477	739,452	—	—	19,279,929
Depreciation	522	201,514	13,458	—	215,494
Income (loss) from operations	3,187,190	(4,401,856)	(23,762,276)	—	(24,976,942)
Investment income, net	—	—	1,281,496	—	1,281,496
Total assets as of June 30, 2023	$18,065,731	$42,202,217	$34,513,786	$520,523	$95,302,257

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

Related party balances consisted of the following:

		As of
		June 30, 2024	December 31, 2023
Balance with related parties:
Accounts receivable	(a)	$975,388	$1,094,225
Subscription receivable	(b)	$2,051,280	$—
Borrowings	(c)	$5,000,000	$5,000,000
Amount due to the holding company	(d)	$11,311,473	$2,906,261
Long-term investment – Investment E	(e)	$522,566	$522,531

(a)	Accounts receivable due from related parties represented the management service rendered to two individual close-ended investment private funds registered in the Cayman Islands, which is controlled by the holding company.

(b)	Subscription receivable is related to the private placement, with gross proceeds is expected to be settled by the director of the Company on or before December 31, 2024 (see note 13).

(c)	Borrowing is obtained from the Company’s major shareholder of ultimate holding company. The amount was secured, interest-bearing and repayable by the end of August 2024, as extended (see note 10).

(d)	Amounts due to the holding company are those nontrade payables arising from transactions between the Company and the holding company, such as advances made by the holding company on behalf of the Company, advances made by the Company on behalf of the holding company, and allocated shared expenses paid by the holding company. During the six months ended June 30, 2024 and 2023, amounts due to the holding company of nil and $8,600,000, respectively, were forgiven (see note 13).

(e)	The Company purchased 4% equity interest in Investment E from a related party in May 2021, based on historical cost. The Company has a common director with Investment E.

In the ordinary course of business, during the three and six months ended June 30, 2024 and 2023, the Company involved with transactions, either at cost or current market prices and on the normal commercial terms among related parties. The following table provides the transactions with these parties for the periods as presented (for the portion of such period that they were considered related):

		For the three months ended June 30,		For the six months ended June 30,
		2024	2023	2024	2023
Nature of transactions
Asset management service income	(f)	$242,220	$241,688	$484,350	$480,621
Office and operating fee charge	(g)	$1,074,279	$1,742,332	$2,192,242	$3,772,045
General and administrative expense allocated	(h)	$—	$1,722	$—	$1,722
Legal and professional fees	(i)	$249,999	$—	$499,998	$—

(f)	Under the management agreement, the Company shall provide management service to the portfolio assets held by two individual close-ended investment private funds in the Cayman Islands, which is controlled by the holding company, for a compensation of asset management service fee income at the predetermined rate based on the respective portfolio of asset values invested by the final customers.

(g)	Pursuant to the service agreement, the Company agreed to pay the office and administrative expenses to the holding company for the use of office premises, including, among other things, building management fees, government rates and rent, office rent, and lease-related interest and depreciation that were actually incurred by the holding company.

(h)	Certain amounts of general and administrative expenses were allocated by the holding company.

(i)	On September 19, 2023, the Company entered into an advisory services agreement with a related company, which owned by the Chairman of the Company, for a monthly fee of $83,333. The service will be terminated by either party upon 90 days prior written notice.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 18 － RISK AND UNCERTAINTIES

The Company is exposed to the following risk and uncertainties:

(a)	Concentration risk

For the three and six months ended June 30, 2024 and 2023, the customers who accounted for 10% or more of the Company’s revenues are presented as follows:

	For the three months ended June 30,
	2024			2023
Customer	Revenues		Percentage of revenues	Revenues	Percentage of revenues
Customer A		$672,733	14%	$3,849,161	22%
Customer B		$586,963	12%	$3,055,295	18%
Customer C	$	*	* %	$1,874,473	11%
Customer D		$1,126,597	23%	$2,029,613	12%

	For the six months ended June 30,
	2024			2023
Customer	Revenues		Percentage of revenues	Revenues		Percentage of revenues
Customer A		$3,732,832	30%		$6,566,059	23%
Customer B	$	*	* %		$4,425,921	16%
Customer C	$	*	* %		$3,105,629	11%
Customer D		$2,362,961	19%		$3,051,903	11%
Customer E		$1,549,113	12%	$	*	* %

*	Customers who accounted for less than 10% of the total revenue during the periods.

As of June 30, 2024 and December 31, 2023, the customers who accounted for 10% or more of the Company’s outstanding receivable balances are presented as follows:

	As of
Customer	June 30, 2024		December 31, 2023
Customer A	$	*	$1,092,414
Customer C	$	*	$61,455
Customer D	$	*	$1,634

*	Customers who accounted for less than 10% of the total accounts receivable as of period end.

All of the Company’s major customers are located in Hong Kong.

(b)	Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents, restricted cash, accounts receivable, loans receivable, and notes receivables. Cash equivalents are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. The Hong Kong Deposit Protection Board pays compensation up to a limit of HK$500,000 (approximately $64,050) if the bank with which an individual/a company hold its eligible deposit fails. As of June 30, 2024, cash balance of $1,791,791 and fund held in escrow of $13,831,663 were maintained at financial institutions in Hong Kong, of which approximately $15,118,121 was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

For accounts receivable, loans receivable, and notes receivables, the Company determines, on a continuing basis, the probable losses and sets up an allowance for expected credit losses based on the estimated realizable value. Credit of money lending business is controlled by the application of credit approvals, limits and monitoring procedures.

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

The Company’s third-party customers that represent more than 10% of total loans receivable, and their related net loans receivable balance as a percentage of total loans receivable, as of June 30, 2024 and December 31, 2023 were as follows:

	As of
	June 30, 2024	December 31, 2023

Customer F	37.7%	37.3%
Customer G	30.3%	30.9%
Customer H	32.0%	31.8%

(c)	Economic and political risk

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

As at June 30, 2024, the Company involved with various legal proceedings:

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

Action Case: HCA765/2019 On April 30, 2019, the writ of summons was issued against the Company’s subsidiary, three related companies and the former directors, shareholders and financial consultant by the Plaintiff. This action alleged the deceit and misrepresentation from an inducement of the fund subscription and claimed for compensatory damage of approximately $2 million (equal to HK$17.1 million). On April 18, 2024, the court made an order that the plantiff shall set the case down for trial on or before July 6, 2024 for a 7 days trial before a judge and there shall be a pre-trial review before the trial judge on a date 12 weeks before the trial. The plantiff and the defendants agreed on a time extension until August 8, 2024 to set the case down for trial. The case is on-going and parties have yet to attempt mediation. Legal counsel of the Company will continue to handle this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonably possible loss, if any.

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

Sale and Purchase Agreement — Pursuant to the agreement dated April 5, 2023, entered with Sony Life Singapore Pte. Ltd. (“SLS”), an independent third party, the Company is committed to purchase 100% equity interest in Sony Life Financial Advisers Pte. Ltd. for a cash consideration of SGD2,500,000 (equivalent to $1,882,000). On December 28, 2023, the Company and SLS entered into a second supplementary agreement to extend the closing date of the transaction from December 31, 2023 to March 31, 2024. On March 29, 2024, the Company and SLS entered into a third supplementary agreement to extend the closing date of the transaction from March 31, 2024 to May 9, 2024. Pursuant to the third supplementary agreement, the Company paid SGD250,000 (equivalent to $188,200) to SLS as the partial payment to cash consideration on April 12, 2024. On May 9, 2024, the Company and SLS entered into a fourth supplementary agreement to extend the closing date of the transaction from May 9, 2024 to May 20, 2024. On June 18, 2024, the Company and SLS entered into a fifth supplementary agreement to extend the closing date of the transaction from May 20, 2024 to July 31, 2024. Pursuant to the fifth supplementary agreement, the Company paid an aggregate of SGD150,000 (equivalent to $112,920) as the extension fee and indemnification fee in July 2024. Up to the date of the unaudited condensed consolidated financial statements available to be issued, further extension on the closing date of the transaction is under negotiation between SLS and the Company.

Nasdaq Compliance — On March 20, 2024, Nasdaq granted an additional 180 calendar days period or until September 16, 2024, to the Company to regain the compliance. On May 3, 2024, the closing bid price of the ordinary shares of the Company has been over $1.00 per share for a minimum of 10 consecutive trading days. Accordingly, Nasdaq confirmed that the Company regained compliance with Rule 5550(a)(2) and that this matter is now closed.

NOTE 20 － SUBSEQUENT EVENTS

In July and August 2024, the Company further advanced an aggregate amount of $15.7 million to Triller in the form of promissory note.

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2024, up to August 14, 2024 that the unaudited condensed consolidated financial statements were available to be issued.

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

Our largest distribution channel is the FA Business, operating under the brand name Focus. With its large salesforce of financial advisors, “Focus” provides a wide range of financial products and independent advisory services to individual and corporate customers, primarily in connection with life insurance products. Our FA Business has been the clear market leader in the insurance brokerage industry in Hong Kong for decades, building up a large and highly productive salesforce. As of June 30, 2024, there were around 670 financial advisors at “Focus”, organized into 15 sales teams. Each team is led by a “tree head”, responsible for managing the financial advisors within their teams.

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

During 2024, we continued to make significant investments into developing and expanding our financial advisors salesforce, broadening and deepening the product range, as well as upgrading the supporting infrastructure. Our infrastructure not only supports the financial consultants in engaging with their customers, it also provides extensive operational support in relation to the processing of transactions, associated payment flows, as well as after-sales services. Building our infrastructure required substantial investments into technological, operational and financial systems, as well as the development of comprehensive operational and support teams (operations support, customer services, payments, etc.). Since many of the financial products offered to our customers are regulated, on top of the various operational requirements, we have built significant internal capabilities in the areas of risk and internal control, as well as legal and compliance to ensure an appropriate level of regulatory compliance and supervision.

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

For the six months ended June 30, 2024, the Company made $10.5 million from commission in the Distribution Business. The revenue attributed to the Company during the first half year of 2024 only captured an insignificant portion of the revenues actually generated by the financial advisors currently associated with Focus.

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

Currently, our platform financial services and investment products mainly comprise mutual fund distributions, portfolio management, money lending, insurance and Mandatory Provident Fund (MPF) products, and international real estate referral and brokerage services, as discussed below:-

The OnePlatform brand currently covers 95 insurance providers selling 1,204 products, and 54 asset management fund houses with over 1,151 products.

Fintech Business

The Fintech Business has collected an ensemble of valuable fintech assets in its investment portfolio. Fintech Business’ management team has strived to establish the business as a leading name in the fintech investment sector.

Core Fintech investments held under the Fintech Business as of June 30, 2024 include:

1.	An investment in Tandem Money Limited, a UK digital bank.

2.	An investment in CurrencyFair Limited, a B2B and B2C payments company.

3.	An investment in Oscar Health Inc., a US direct-to-consumer digital health insurer.

4.	An investment in Goxip Inc., a fashion media platform based in Hong Kong.

	Carrying amount in
	US$ thousands (1)
	June 30,	December 31,
	2024	2023
Tandem Money Limited	16,767	16,880
CurrencyFair Limited	5,652	5,827
Oscar Health Inc.(2)	—	—
Goxip Inc.	305	342
LC Healthcare Fund I, L.P. (3)	—	2,152

Notes:

(1)	Carrying amount represents Fintech’s attributable interest in the investment portfolio asset.

(2)	The Company partially sold 993,108 shares of Oscar Health Inc. on Nasdaq Stock Exchange with an average current market price of $4.01 per share in 2023.

(3)	On February 5, 2024, the Company sold all its equity interest in LC Healthcare Fund I, L.P. to an independent third party for a consideration of $2.15 million.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023:

The following tables set forth our results of operations for the periods presented in U.S. dollars (in thousands):

	Three months ended June 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
Revenues:
Interest income:
Loans	$22	$38	(16)	(42.11)
Total interest income	22	38	(16)	(42.11)
Non-interest income:
Commissions	4,154	16,323	(12,169)	(74.55)
Recurring asset management service fees	503	768	(265)	(34.51)
Recurring asset management service fees, related party	242	242	—	—
Total non-interest income	4,899	17,333	(12,434)	(71.74)
Total revenues	4,921	17,371	(12,450)	(71.67)
Operating expenses:
Interest expense	(368)	(248)	120	48.39
Commission expense	(1,316)	(11,984)	(10,668)	(89.02)
Sales and marketing expense	(30)	(515)	(485)	(94.17)
Research and development expense	(495)	(1,059)	(564)	(53.26)
Personnel and benefit expense	(5,478)	(5,302)	(176)	(3.32)
Legal and professional fee	(1,488)	(5,575)	(4,087)	(73.31)
Legal and professional fee, related party	(250)	—	250	N/A
Office and operating fee, related party	(1,074)	(1,742)	(668)	(38.35)
Provision for allowance for expected credit losses	(751)	(333)	418	125.53
Other general and administrative expenses	(1,409)	(1,006)	(403)	(40.06)
Total operating expenses	(12,659)	(27,764)	(15,105)	(54.40)
Loss from operations	(7,738)	(10,393)	(2,655)	(25.55)
Other income (expense):
Interest income	75	197	(122)	(61.93)
Foreign exchange (loss) gain, net	(51)	349	(400)	(114.61)
Investment loss, net	—	(441)	(441)	(100.00)
Change in fair value of warrant liabilities	(3,649)	2	(3,651)	(182,550.00)
Loss on settlement of forward share purchase agreement	—	(379)	(379)	(100.00)
Rental income	—	79	(79)	(100.00)
Sundry income	18	27	(9)	(33.33)
Total other expense, net	(3,608)	(166)	3,442	2,073.49
Loss before income taxes	(11,346)	(10,559)	787	7.45
Income tax expense	(23)	(26)	(3)	(11.54)
NET LOSS	$(11,369)	$(10,585)	784	7.41

Revenue

The following table summarizes the major operating revenues for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
Business segment
Distribution Business	$4,095	$16,006	(11,911)	(74.42)
Platform Business	826	1,365	(539)	(39.49)
Fintech Business	—	—	—	—
Healthcare Business	—	—	—	—
TOTAL	$4,921	$17,371	(12,450)	(71.67)

Distribution Business

The Distribution Business contributed 83.21% and 92.14% of the total revenue for the three months ended June 30, 2024 and 2023, respectively. Income from the Distribution Business mainly related to commissions earned, which decreased by US$11.91 million, or 74.42%, from US$16.0 million in 2023 to US$4.1 million in 2024. The decrease in revenue primarily attributed from the economic recession and outward migration in Hong Kong. The largest segment of the Distribution Business is our FA Business, operated under the “Focus” brand name.

Summarized revenue breakdown by product and type of contracts:

	Three months ended June 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
By product:
Life insurance	$3,830	$15,214	(11,384)	(74.83)
Property-casualty insurance	170	552	(382)	(69.20)
Mandatory provident fund and related revenues	95	240	(145)	(60.42)
	4,095	16,006	(11,911)	(74.42)

By the type of contracts:
- New and or current year	4,058	15,930	(11,872)	(74.53)
- Recurring	37	76	(39)	(51.32)
TOTAL	$4,095	$16,006	(11,911)	(74.42)

Platform Business

The Platform Business contributed 16.79% and 7.86% of the total revenue for the three months ended June 30, 2024 and 2023, respectively.

	Three months ended June 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
Commission	$59	$317	(258)	(81.39)
Recurring service fees	745	1,010	(265)	(26.24)
Loans	22	38	(16)	(42.11)
TOTAL	$826	$1,365	(539)	(39.49)

Operating Expenses

Interest Expense

Interest expense increased by US$0.12 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase was mainly attributed to the interest expense and amortization of the debt discount on convertible notes payable.

Commission Expense

	Three months ended June 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
Business segment
Distribution Business	$1,185	$11,628	(10,443)	(89.81)
Platform Business	131	356	(225)	(63.20)
Fintech Business	—	—	—	—
Healthcare Business	—	—	—	—
TOTAL	$1,316	$11,984	(10,668)	(89.02)

The Distribution Business contributed 90.05% and 97.03% of the total commission expense for the three months ended June 30, 2024 and 2023, respectively. Commission expense for the Distribution Business decreased by US$10.4 million, or 89.81%, from US$11.6 million in 2023 to US$1.2 million in 2024. As a result of the decrease in revenue associated with the Distribution Business, commission expense decreased correspondingly.

Sales and Marketing Expense

Sales and marketing expense decreased by US$0.5 million or 94.17% for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease in sales and marketing expense is mainly attributed to lower spending associated with “AGBA” corporate branding and associated product campaigns for celebrating the successful listing.

Research and Development Expense

Research and development expense decreased by US$0.6 million or 53.26% for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The slight decrease was primarily due to decreased in headcounts.

Personnel and Benefit Expense

	Three months ended June 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
Personnel and benefit	$4,944	$3,984	960	24.10
Share-based compensation to employees	534	1,318	(784)	(59.48)
TOTAL	$5,478	$5,302	176	3.32

Personnel and benefit cost increased by US$1.0 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase was primarily attributable to the new appointment of our Chairman in 2024, the reversal of annual bonus during the three months ended June 30, 2023, and offset by the reduction of headcounts in 2024.

Share-based compensation for employees decreased by US$0.8 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease was primarily due to the decrease in the amortization of the fair value of the restricted share units due to the vested and forfeited shares in 2024. The fair value of the restricted share units is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis.

Legal and Professional Fees

	Three months ended June 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
Legal and professional fee	$1,287	$2,289	(1,002)	(43.77)
Legal and profession fee, related party	250	—	250	N/A
Consulting fees (share-based related)	201	3,286	(3,085)	(93.88)
TOTAL	$1,738	$5,575	(3,837)	(68.83)

Legal and professional fees decreased by US$1.0 million, or 43.77%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease was primarily attributed to the decrease in the US legal counsel fees and the consulting fees incurred during the period.

Legal and professional fees, related party of $0.3 million for the three months ended June 30, 2024 represented the advisory service fee paid to a related company which owned by the Chairman of the Company.

Consulting fees under share-based compensation for the three months ended June 30, 2024 was mainly related to the corporate strategic consultancy and business marketing service rendered by certain third party consultants, equal to 1,505,615 ordinary shares at the market price ranging from US$0.339 to US$0.403 per share.

Other General and Administrative Expense

	Three months ended June 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
Depreciation on property and equipment	$23	$114	(91)	(79.82)
Depreciation on right-of-use assets	462	148	314	212.16
Financial data subscription expense	149	45	104	231.11
Interest expense on lease liabilities	184	67	117	174.63
Building management fee and utilities	232	399	(167)	(41.85)
Overseas travelling expense	142	117	25	21.37
Other operating expenses	217	116	101	87.07
TOTAL	$1,409	$1,006	403	40.06

Total other general and administrative expenses increased by US$0.4 million, or 40.06%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The net increase was mainly due to the increase in depreciation on right-of-use assets of US$0.3 million, financial data subscription expense of US$0.1 million, interest expense on lease liabilities of US$0.1 million, and other operating expenses of US$0.1 million, offset by the building management fee and utilities of US$0.2 million. The depreciation on right-of-use assets and the interest expense on lease liabilities were mainly attributed to the commercial operating lease entered with an independent third party for the use of an office premises in Hong Kong. The lease has original terms exceeding one year, but not more than three years with an option to renew for a further term of three years.

Loss from Operations

Loss from operations decreased by US$2.7 million, or 25.55%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease was mainly attributable to the decrease in operating expenses of US$15.1 million, offset by the decrease in revenues of $12.5 million.

Other Income (Expense), net

Interest Income

Interest income decreased by US$0.1 million for the three months ended June 30, 2024.

Foreign Exchange (Loss) Gain, net

Foreign exchange (loss) gain, net mainly represented the unrealized net foreign exchange (loss) gain from the translation of long-term investments which are mostly denominated in Sterling. The net foreign exchange loss increased by US$0.4 million or 114.61% for the three months ended June 30, 2024, as compared to the net foreign exchange gain for the three months ended June 30, 2023, due to the continuous strong Sterling exchange rate.

Investment Loss, Net

	Three months ended June 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
Unrealized loss in non-marketable equity securities	$—	$(1,000)	(1,000)	(100.00)
Dividend income	—	559	(559)	(100.00)
TOTAL	$—	$(441)	(441)	(100.00)

Investment loss decreased by US$0.4 million, or 100.00%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, mainly because of the decrease in unrealized loss in non-marketable equity securities of US$1.0 million, and decrease in dividend income of US$0.6 million.

Change in fair value of warrant liabilities

We classified the Private Warrants, Warrant – Class A, and Common Warrants as liabilities at their fair value and adjust them to fair value at each reporting period. These warrant liabilities are subject to re-measurement of each balance sheet date until exercised. For the three months ended June 30, 2024 and 2023, we recognized the change in fair value in aggregate of $3.6 million and nil in our condensed consolidated statements of operations and comprehensive loss.

Net Loss

Net loss increased by US$0.7 million, or 6.89% for the three months ended June 30, 2024, as compared to three months ended June 30, 2023, primarily due to the increase in other expense, net of US3.4 million, offset by the decrease in total revenues of US$12.5 million and decrease in operating expenses of US$15.1 million.

Six months ended June 30, 2024 vs six months ended June 30, 2023

	Six months ended June 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
Revenues:
Interest income:
Loans	$63	$76	(13)	(17.11)
Total interest income	63	76	(13)	(17.11)
Non-interest income:
Commissions	10,876	26,339	(15,463)	(58.71)
Recurring asset management service fees	1,153	1,549	(396)	(25.56)
Recurring asset management service fees, related party	485	481	4	0.83
Total non-interest income	12,514	28,369	(15,855)	(55.89)
Total revenues	12,577	28,445	(15,868)	(55.78)
Operating expenses:
Interest expense	(575)	(413)	162	39.23
Commission expense	(5,763)	(19,280)	(13,517)	(70.11)
Sales and marketing expense	(513)	(2,372)	(1,859)	(78.37)
Research and development expense	(954)	(1,938)	(984)	(50.77)
Personnel and benefit expense	(11,537)	(14,907)	(3,370)	(22.61)
Legal and professional fee	(2,113)	(8,970)	(6,857)	(76.44)
Legal and professional fee, related party	(500)	—	500	N/A
Office and operating fee, related party	(2,192)	(3,772)	(1,580)	(41.89)
Provision for allowance for expected credit losses	(1,743)	(333)	1,410	423.42
Other general and administrative expenses	(2,288)	(1,437)	(851)	(59.22)
Total operating expenses	(28,178)	(53,422)	(25,244)	(47.25)
Loss from operations	(15,601)	(24,977)	(9,376)	(37.54)
Other income (expense):
Interest income	87	368	(281)	(76.36)
Foreign exchange (loss) gain, net	(278)	906	(1,184)	(130.68)
Investment (loss) income, net	(37)	1,282	(1,319)	(102.89)
Change in fair value of warrant liabilities	(3,649)	2	(3,651)	(182,550.00)
Change in fair value of forward share purchase liability	—	(82)	(82)	(100.00)
Loss on settlement of forward share purchase agreement	—	(379)	(379)	(100.00)
Rental income	14	138	(124)	(89.86)
Sundry income	95	84	11	13.10
Total other (expense) income, net	(3,768)	2,319	(6,087)	(262.48)
Loss before income taxes	(19,369)	(22,658)	(3,289)	(14.52)
Income tax expense	(61)	—	61	N/A
NET LOSS	$(19,430)	$(22,658)	(3,228)	(14.25)

Revenue

The following table summarizes the major operating revenues for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
Business segment
Distribution Business	$10,510	$25,693	(15,183)	(59.09)
Platform Business	2,067	2,752	(685)	(24.89)
Fintech Business	—	—	—	—
Healthcare Business	—	—	—	—
TOTAL	$12,577	$28,445	(15,868)	(55.78)

Distribution Business

The Distribution Business contributed 83.57% and 90.33% of the total revenue for the six months ended June 30, 2024 and 2023, respectively. Income from the Distribution Business mainly related to commissions earned, which significantly decreased by US$15.2 million, or 59.09%, from US$25.7 million in 2023 to US$10.5 million in 2024. The largest segment of the Distribution Business is our FA Business, operated under the “Focus” brand name. The decrease in revenue primarily attributed from the economic recession and outward migration in Hong Kong.

Summarized revenue breakdown by product and type of contracts:

	Six months ended June 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
By product:
Life insurance	$9,890	$24,139	(14,249)	(59.03)
Property-casualty insurance	395	1,056	(661)	(62.59)
Mandatory provident fund and related revenues	225	498	(273)	(54.82)
	10,510	25,693	(15,183)	(59.09)

By the type of contracts:
- New and or current year	10,429	25,448	(15,019)	(59.02)
- Recurring	81	245	(164)	(66.94)
TOTAL	$10,510	$25,693	(15,183)	(59.09)

Platform Business

The Platform Business contributed 16.43% and 9.67% of the total revenue for the six months ended June 30, 2024 and 2023, respectively.

	Six months ended June 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
Commission	$366	$646	(280)	(43.34)
Recurring service fees	1,638	2,030	(392)	(19.31)
Loans	63	76	(13)	(17.11)
TOTAL	$2,067	$2,752	(685)	(24.89)

Operating Expenses

Commission Expense

	Six months ended June 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
Business segment
Distribution Business	$5,281	$18,541	(13,260)	(71.52)
Platform Business	482	739	(257)	(34.78)
Fintech Business	—	—	—	—
Healthcare Business	—	—	—	—
TOTAL	$5,763	$19,280	(13,517)	(70.11)

The Distribution Business contributed 91.64% and 96.17% of the total commission expense for the six months ended June 30, 2024 and 2023, respectively. Commission expense for the Distribution Business decreased by US$13.3 million, or 71.52%, from US$18.5 million in 2023 to US$5.3 million in 2024. As a result of the decrease in revenue associated with the Distribution Business, commission expense decreased correspondingly.

Sales and Marketing Expense

Sales and Marketing expense decreased by US$1.9 million or 78.37%, from US$2.4 million in 2023 to US$0.5 million in 2024. The decrease in sales and marketing expense is mainly attributed to lower spending associated with “AGBA” corporate branding and associated product campaigns for celebrating the successful listing.

Research and Development Expense

Research and development expense decreased by US$1.0 million or 50.83%, from US$1.9 million in 2023 to US$0.9 million in 2024. The decrease was primarily due to decreased in headcounts.

Personnel and Benefit Expense

	Six months ended June 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
Personnel and benefit	$9,470	$12,271	(2,801)	(22.83)
Share-based compensation to employees	2,067	2,636	(569)	(21.59)
TOTAL	$11,537	$14,907	(3,370)	(22.61

Personnel and benefit cost decreased by US$2.8 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The decrease was primarily due to the decreased in headcounts in both Platform Business and Distribution Business.

Share-based compensation for employees decreased by US$0.6 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The slight decrease was primarily due to the decrease in the amortization of the fair value of the restricted share units due to the vested and forfeited shares in 2024. The fair value of the restricted share units is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis.

Legal and Professional Fees

	Six months ended June 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
Legal and professional fees	$1,697	$3,095	(1,398)	(45.17)
Legal and professional fees, related party	500	—	500	N/A
Consulting fees (share-based related)	416	5,875	(5,459)	(92.92)
TOTAL	$2,613	$8,970	(6,357)	(70.87)

Legal and professional fees decreased by US$1.4 million, or 45.17%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The decrease was primarily attributed to the decrease in the US legal counsel fees and the consulting fees incurred during the period.

Legal and professional fees, related party of $0.5 million for the six months ended June 30, 2024 represented the advisory service fee paid to a related company which owned by the Chairman of the Company.

Consulting fees under share-based compensation for the six months ended June 30, 2024 was mainly related to the corporate strategic consultancy and business marketing service rendered by certain third party consultants, equal to 1,505,615 ordinary shares at the market price ranging from US$0.339 to US$0.403 per share.

Other General and Administrative Expenses

	Six months ended June 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
Depreciation on property and equipment	$46	$215	(169)	(78.6)
Depreciation on right-of-use assets	919	148	771	520.95
Financial data subscription expense	187	139	48	34.53
Interest expense on lease liabilities	369	67	302	450.75
Building management fee and utilities	502	467	35	7.49
Overseas travelling expense	204	221	(17)	(7.69)
Other operating expenses	61	180	(119)	(66.11)
TOTAL	$2,288	$1,437	851	59.22

Total other general and administrative expenses increased by US$0.9 million, or 59.22%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The net increase was mainly due to the increase in depreciation on right-of-use assets of US$0.8 million and interest expense on lease liabilities of US$0.3 million, offset by the decrease in depreciation on property and equipment of US$0.2 million. The depreciation on right-of-use assets and the interest expense on lease liabilities were mainly attributed to the commercial operating lease entered with an independent third party for the use of an office premises in Hong Kong. The lease has original terms exceeding one year, but not more than three years with an option to renew for a further term of three years.

Loss from Operations

Loss from operations decreased by US$9.4 million, or 37.54%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The decrease was mainly attributable to the significant decrease in operating expenses of US$25.2 million, offset by the decrease in revenues of $15.9 million.

Other Income (Expense), net

Interest Income

Interest income decreased by US$0.3 million for the six months ended June 30, 2024.

Foreign Exchange (Loss) Gain, net

Foreign exchange (loss) gain, net mainly represented the unrealized net foreign exchange (loss) gain from the translation of long-term investments which are mostly denominated in Sterling. The net foreign exchange loss increased by US$1.2 million or 130.68% for the six months ended June 30, 2024, as compared to the net foreign exchange gain for the six months ended June 30, 2023, due to continuous strong Sterling exchange rate.

Investment (Loss) Income, Net

	Six months ended June 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
Realized gain in marketable equity securities	$—	$1,542	(1,542)	(100.00)
Unrealized loss in non-marketable equity securities	(37)	(1,427)	(1,390)	(97.41)
Dividend income	—	1,167	(1,167)	(100.00)
TOTAL	$(37)	$1,282	(1,319)	(102.89)

Investment loss decreased by US$1.3 million, or 102.89%, for the six months ended June 30, 2024, as compared to the investment income for the six months ended June 30, 2023, mainly because of the decrease in realized gain in marketable equity securities of US$1.5 million, decrease in dividend income of US$1.2 million, and offset by the decrease in unrealized loss in non-marketable equity securities of US$1.4 million. The decrease in realized gain in marketable equity securities and dividend income was mainly due to the disposal of long-term investments.

Change in fair value of warrant liabilities

We classified the Private Warrants, Warrant – Class A, and Common Warrants as liabilities at their fair value and adjust them to fair value at each reporting period. These warrant liabilities are subject to re-measurement of each balance sheet date until exercised. For the six months ended June 30, 2024 and 2023, we recognized the change in fair value in aggregate of $3.6 million and nil in our condensed consolidated statements of operations and comprehensive loss.

Rental Income

Rental income was earned from the leasing of our owned office premises. For the six months ended June 30, 2024, the rental income decreased by US$0.1 million, or 89.86%, as compared to the six months ended June 30, 2023 was resulted from the sale of one of the office premises in 2023.

Income Tax Expense

Income tax expense increased by US$0.06 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily attributable to the provision of income tax during the period.

Net Loss

Net loss decreased by US$3.2 million, or 14.25% for the six months ended June 30, 2024, as compared to six months ended June 30, 2024, primarily due to the increase in other expense, net of US$6.1 million, offset by the decrease in total revenues of US$15.9 million and decrease in operating expenses of US$25.2 million.

Liquidity and Capital Resources

Sources of Liquidity

We have a history of operating losses and negative cash flow. For the six months ended June 30, 2024, we reported a net loss of US$19.4 million and reported a negative operating cash flow of US$14.2 million. As of June 30, 2024, our cash balance was US$1.8 million for working capital use. Our management estimates that currently available cash will not be able to provide sufficient funds to meet the planned obligations for the next 12 months.

Our ability to continue as a going concern is dependent on our ability to successfully implement our plans. Our management believes that it will be able to continue to grow our revenue base and control expenditures. In parallel, AGBA continually monitors its capital structure and search for potential funding alternatives in order to finance our business development activities and operating expenses. AGBA is continuing its plan to further grow and expand operations and seek sources of capital to pay the contractual obligations as they come due. To access capital to fund operations or provide growth capital, we will need to raise capital in one or more debt and/or equity offerings. Although there is no assurance that, if needed, we will be able to pursue these fundraising initiatives and have access to the capital markets going forward. The unaudited condensed consolidated financial statements attached to this Form 10-Q do not include any adjustments that might result from the outcome of these uncertainties.

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

Cash Flows

As of June 30, 2024, we had cash and cash equivalents totalling $1.8 million, and $13.8 million in restricted cash.

As of December 31, 2023, we had cash and cash equivalents totalling $1.9 million, and $16.8 million in restricted cash.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2024	2023
	(US$ in thousands)
Net cash used in operating activities	$(14,247)	$(19,265)
Net cash provided by investing activities	2,580	4,477
Net cash provided by (used in) financing activities	8,455	(5,317)
Effect on exchange rate change on cash and cash equivalents	157	49
Net change in cash, cash equivalents and restricted cash	(3,055)	(20,056)
Cash, cash equivalents and restricted cash, at the beginning	18,678	51,294
Cash, cash equivalents and restricted cash, at the end	15,623	31,238
Representing as:
Cash and cash equivalents	1,792	3,784
Restricted cash – fund held in escrow	13,831	27,454
	$15,623	$31,238

The following table sets forth a summary of our working capital:

	June 30, 2024	December 31, 2023	Variance
	(US$ in thousands)		$	%
Total Current Assets	$51,759	$25,619	26,140	102.
Total Current Liabilities	87,348	47,840	39,508	82.58
Working Capital Deficit	(35,589)	(22,221)	13,368	60.16

Working Capital Deficit

The working capital deficit as of June 30, 2024 and December 31, 2023 was amounted to approximately US$35.6 million and US$22.2 million, respectively, an increase of US$13.4 million or 60.16%. The increase was mainly attributed to the issuance of convertible promissory note payable of $31.7 million and warrant liabilities of $3.6 million, offset by the receivable from Yorkville of $23.4 million.

Cash Flows from Operating Activities

Net cash used in operating activities was US$14.2 million and US$19.3 million for the six months ended June 30, 2024 and 2023, respectively.

Net cash used in operating activities for the six months ended June 30, 2024 was primarily the result of the net loss of US$19.4 million, an increase in deposits, prepayments, and others receivable of US$0.6 million, decrease in accounts payable and accrued liabilities of US$1.1 million, decrease in escrow liabilities of US$3.0 million, decrease in lease liabilities of US$1.0 million and decrease in income tax payable of US$0.2 million. These amounts were partially offset by the decrease in accounts receivable of US$0.01 million, and non-cash adjustments consisting of share-based compensation expense of US$2.5 million, non-cash lease expense of US$1.3 million, depreciation of property and equipment of US$0.05 million, interest income on promissory note receivables of US$0.07 million, interest expense on convertible promissory notes payable of $0.2 million, interest expense on borrowings of $0.4 million, net foreign exchange loss of US$0.3 million, provision for allowance for expected credit losses of US$1.7 million, and change in fair value of warrant liabilities of US$3.6 million.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2024 of US$2.6 million was primarily due to proceeds from sale of long-term investments of US$2.2 million and proceeds from sale of convertible notes receivable of US$0.4 million.

Net cash provided by investing activities for the six months ended June 30, 2023 of US$4.5 million was primarily due to proceeds from sale of investments of US$4.0 million, dividend received from long-term investments of US$1.2 million, offset by the purchase of notes receivable of US$0.6 million and purchase of property and equipment of US$0.08 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 of US$8.5 million was primarily due to advances from holding company.

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

For the six months ended June 30, 2023, we reported a net loss of approximately US$19.4 million. With a significant increase in our operating costs, described in the paragraph below, we had an accumulated deficit of approximately US$85.0 million as of June 30, 2024.

Coupled with the economic recession in Hong Kong, we reported a sales decline with total revenue of approximately US$12.6 million for the six months ended June 30, 2024 (six months ended June 30, 2023: US$28.4 million) and resulting with an operating loss of approximately US$15.6 million (six months ended June 30, 2023: US$25.0 million). We expect to continue our business growth, while closely monitoring our future spending.

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

We intend to raise additional capital through various debt and equity offerings, but there can be no assurance that these funds will be available on terms acceptable, or will be sufficient to enable us to fully complete its development activities or sustain operations. If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to further extend payables, reduce overhead, or scale back our current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Capital Commitments

Sale and Purchase Agreement — Pursuant to the agreement dated April 5, 2023, entered with Sony Life Singapore Pte. Ltd. (“SLS”), an independent third party, the Company is committed to purchase 100% equity interest in Sony Life Financial Advisers Pte. Ltd. for a cash consideration of SGD2,500,000 (equivalent to $1,882,000). On December 28, 2023, the Company and SLS entered into a second supplementary agreement to extend the closing date of the transaction from December 31, 2023 to March 31, 2024. On March 29, 2024, the Company and SLS entered into a third supplementary agreement to extend the closing date of the transaction from March 31, 2024 to May 9, 2024. Pursuant to the third supplementary agreement, the Company paid SGD250,000 (equivalent to $188,200) to SLS as the partial payment to cash consideration on April 12, 2024. On May 9, 2024, the Company and SLS entered into a fourth supplementary agreement to extend the closing date of the transaction from May 9, 2024 to May 20, 2024. On June 18, 2024, the Company and SLS entered into a fifth supplementary agreement to extend the closing date of the transaction from May 20, 2024 to July 31, 2024. Pursuant to the fifth supplementary agreement, the Company paid an aggregate of SGD150,000 (equivalent to $112,920) as the extension fee and indemnification fee in July 2024. Up to the date of the unaudited condensed consolidated financial statements available to be issued, further extension on the closing date of the transaction is under negotiation between SLS and the Company.

Nasdaq Compliance — On March 20, 2024, Nasdaq granted an additional 180 calendar days period or until September 16, 2024, to the Company to regain the compliance. On May 3, 2024, the closing bid price of the ordinary shares of the Company has been over $1.00 per share for a minimum of 10 consecutive trading days. Accordingly, Nasdaq confirmed that the Company regained compliance with Rule 5550(a)(2) and that this matter is now closed.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of June 30, 2024, the Company involved with various legal proceedings:

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

Action Case: HCA765/2019 On April 30, 2019, the writ of summons was issued against the Company’s subsidiary, three related companies and the former directors, shareholders and financial consultant by the Plaintiff. This action alleged the deceit and misrepresentation from an inducement of the fund subscription and claimed for compensatory damage of approximately $2 million (equal to HK$17.1 million). On April 18, 2024, the court made an order that the plantiff shall set the case down for trial on or before July 6, 2024 for a 7 days trial before a judge and there shall be a pre-trial review before the trial judge on a date 12 weeks before the trial. The plantiff and the defendants agreed on a time extension until August 8, 2024 to set the case down for trial. The case is on-going and parties have yet to attempt mediation. Legal counsel of the Company will continue to handle this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonably possible loss, if any.

Action Case: HCA2097 and 2098/2020 On December 15, 2020, the writs of summons were issued against the Company and the former consultant by the Plaintiff. This action alleged the misrepresentation and conspiracy causing the loss from the investment in corporate bond and claimed for compensatory damage of approximately $1.67 million (equal to HK$13 million). The Company previously made $0.84 million as contingency loss for the year ended December 31, 2021. Parties participated in a mediation held on March 25, 2022 and negotiated for settlement through without prejudice correspondence, no settlement was reached. The case is on-going and legal counsel of the Company will continue to handle this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonably potential loss, if any.

ITEM 1A. RISK FACTORS.

As smaller reporting company we are not required to make disclosures under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

None.

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

AGBA GROUP HOLDING LIMITED

Date: August 14, 2024	By:	/s/ Ng Wing Fai
	Name:	Ng Wing Fai
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Shu Pei Huang, Desmond
	Name:	Shu Pei Huang, Desmond
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)