Form 10-Q
period 2024-09-30
Triller Group Inc.
filed 2024-11-14
CIK 1769624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 001-38909

Triller Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-1473901
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7119 West Sunset Boulevard, Suite 782 Los Angeles, CA	90046
(Address of Principal Executive Offices)	(Zip Code)

(310) 893-5090
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stocks, $0.001 par value	ILLR	NASDAQ Capital Market
Warrants, each warrant exercisable for one-quarter of one share of Common Stock for $23.00 per full share	ILLRW	NASDAQ Capital Market

As of November 12, 2024, there were 155,159,817 shares of common stock issued and outstanding.

Triller Group Inc.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$5,092,776	$1,861,223
Restricted cash	13,657,974	16,816,842
Accounts receivable, net	1,688,408	2,970,636
Accounts receivable, net, related parties	898,703	1,094,225
Loans receivable, net	628,160	549,461
Notes receivable, net	—	557,003
Promissory notes receivable from Triller LLC	28,344,339	—
Deposit, prepayments, and other receivables, net	1,762,855	1,769,582
Total current assets	52,073,215	25,618,972

Non-current assets:
Rental deposit, net	975,539	961,253
Loans receivable, net	1,041,958	1,054,841
Property and equipment, net	1,660,660	1,721,284
Right-of-use assets, net	10,171,083	11,508,153
Long-term investments, net	29,973,941	25,201,933
Long-term investments, net, related party	525,097	522,531
Total non-current assets	44,348,278	40,969,995

TOTAL ASSETS	$96,421,493	$66,588,967

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$16,077,742	$19,754,041
Escrow liabilities	13,657,974	16,816,842
Borrowings	1,066,160	1,804,950
Borrowings, related party	5,000,000	5,000,000
Amount due to the holding company	18,469,331	2,906,261
Convertible promissory notes payable, net	32,511,904	—
Income tax payable	201,125	328,720
Operating lease liabilities, current	1,295,842	1,229,329
Warrant liabilities	4,281,454	—
Total current liabilities	92,561,532	47,840,143

Non-current liabilities:
Operating lease liabilities, non-current	9,718,742	10,646,053
Total non-current liabilities	9,718,742	10,646,053

TOTAL LIABILITIES	102,280,274	58,486,196

Commitments and contingencies

Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized
Series A-1 preferred stock, $0.001 par value; 11,803,398 shares designated, nil shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Series B preferred stock, $0.001 par value; 35,000 shares designated, nil shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 1,400,000,000 shares authorized, 47,317,308 and 33,240,991 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively#	47,317	33,241
Common stock to be issued	—	2,350
Subscription receivable	(2,051,280)	—
Additional paid-in capital	90,997,538	74,141,419
Accumulated other comprehensive loss	(402,178)	(473,087)
Accumulated deficit	(94,450,178)	(65,601,152)
Total stockholders’ (deficit) equity	(5,858,781)	8,102,771

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$96,421,493	$66,588,967

#	Giving retroactive effect to the forward stock split and reverse stock split (see Note 14).

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Loans interest income	$60,282	$41,472	$123,468	$117,805
Non-interest income:
Commissions	4,784,825	12,168,777	15,661,048	38,507,460
Recurring asset management service fees	349,363	751,727	1,502,656	2,300,703
Recurring asset management service fees, related party	245,456	244,525	729,806	725,146
Total non-interest income	5,379,644	13,165,029	17,893,510	41,533,309
Total revenues	5,439,926	13,206,501	18,016,978	41,651,114

Operating expenses:
Interest expense	(1,147,912)	(393,013)	(1,723,179)	(805,789)
Commission expense	(1,934,131)	(8,915,811)	(7,696,943)	(28,195,740)
Sales and marketing expense	(93,165)	(753,545)	(605,682)	(3,125,432)
Research and development expense	(401,167)	(740,847)	(1,354,567)	(2,678,645)
Personnel and benefit expense	(6,826,869)	(7,764,353)	(18,364,075)	(22,671,813)
Legal and professional fee	(2,593,600)	(3,452,808)	(4,706,696)	(12,422,810)
Legal and professional fee, related party	(249,999)	(77,777)	(749,997)	(77,777)
Office and operating fee, related party	(1,088,453)	(1,317,065)	(3,280,695)	(5,089,110)
Provision for allowance for expected credit losses	(135,092)	(328,012)	(1,877,786)	(661,288)
Other general and administrative expenses	(1,152,530)	(805,785)	(3,440,851)	(2,242,167)
Total operating expenses	(15,622,918)	(24,549,016)	(43,800,471)	(77,970,571)

Loss from operations	(10,182,992)	(11,342,515)	(25,783,493)	(36,319,457)

Other income (expense):
Interest income	302,438	16,875	389,651	384,656
Foreign exchange gain (loss), net	1,104,515	(864,383)	826,464	41,467
Investment income (loss), net	404	(792,907)	(36,900)	488,589
Change in fair value of warrant liabilities	(632,050)	1,106	(4,281,454)	3,481
Change in fair value of forward share purchase liability	—	—	—	(82,182)
Loss on settlement of forward share purchase agreement	—	—	—	(378,895)
Rental income	12	78,820	14,078	217,091
Sundry income	25,826	38,061	120,719	122,128
Total other income (expense), net	801,145	(1,522,428)	(2,967,442)	796,335

Loss before income taxes	(9,381,847)	(12,864,943)	(28,750,935)	(35,523,122)

Income tax expense	(37,335)	(55,886)	(98,091)	(55,606)

NET LOSS	$(9,419,182)	$(12,920,829)	$(28,849,026)	$(35,578,728)

Other comprehensive income (loss):
Foreign currency translation adjustment	(86,739)	15,555	70,909	(84,414)

COMPREHENSIVE LOSS	$(9,505,921)	$(12,905,274)	$(28,778,117)	$(35,663,142)

Weighted average number of common stocks outstanding – basic and diluted#	32,478,203	32,681,089	37,892,520	31,178,299

Net loss per share – basic and diluted	$(0.29)	$(0.40)	$(0.76)	$(1.14)

#	Giving retroactive effect to the forward stock split and reverse stock split (see Note 14).

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the nine months ended September 30, 2024
		Common stock		Common stock to be issued			Additional	Accumulated other		Total
	Note	No. of share#	Amount	No. of share#	Amount	Subscription receivable	paid-in capital	comprehensive (loss) income	Accumulated deficit	stockholders’ equity (deficit)

Balance as of January 1, 2024		33,240,991	$33,241	2,350,081	$2,350	$—	$74,141,419	$(473,087)	$(65,601,152)	$8,102,771

Issuance of common stocks to settle finder fee	(14) (iv)	484,125	484	—	—	—	402,516	—	—	403,000
Issuance of common stocks for private placement	(14) (v)	3,557,932	3,558	(2,139,252)	(2,139)	(2,051,280)	2,049,861	—	—	—
Issuance of common stocks to independent directors under 2024 Equity Incentive Plan	(14) (viii)	58,095	58	—	—	—	286,982	—	—	287,040
Share-based compensation to consultants	(14) (iii), (ix)	3,157,068	3,157	—	—	—	1,646,726	—	—	1,649,883
Share-based compensation to directors, officers, and employees	(14) (i), (ii), (vii), (x), (xi)	3,259,933	3,260	(210,829)	(211)	—	5,925,493	—	—	5,928,542
Shares issued for service rendered and purchase option	(14) (vi)	3,558,319	3,558	—	—	—	6,544,542	—	—	6,548,100
Fractional shares from forward and reverse splits	(14) (xii)	845	1	—	—	—	(1)	—	—	—
Foreign currency translation adjustment		—	—	—	—	—	—	70,909	—	70,909
Net loss for the period		—	—	—	—	—	—	—	(28,849,026)	(28,849,026)

Balance as of September 30, 2024		47,317,308	$47,317	—	$—	$(2,051,280)	$90,997,538	$(402,178)	$(94,450,178)	$(5,858,781)

	For the nine months ended September 30, 2023
	Common stock		Common stock to be issued		Additional	Accumulated other		Total
	No. of shares#	Amount	No. of Shares#	Amount	paid-in capital	comprehensive loss	Accumulated deficit	stockholders’ equity

Balance as of January 1, 2023	28,261,757	$28,262	806,068	$806	$43,901,282	$(384,938)	$(16,395,133)	$27,150,279

Issuance of common stocks to settle finder fee	1,052,446	1,052	—	—	3,998,948	—	—	4,000,000
Issuance of holdback shares	806,068	806	(806,068)	(806)	—	—	—	—
Share-based compensation	2,588,182	2,588	—	—	11,976,612	—	—	11,979,200
Forgiveness of amount due to the holding company	—	—	—	—	12,593,384	—	—	12,593,384
Foreign currency translation adjustment	—	—	—	—	—	(84,414)	—	(84,414)
Net loss for the period	—	—	—	—	—	—	(35,578,728)	(35,578,728)

Balance as of September 30, 2023	32,708,453	$32,708	—	$—	$72,470,226	$(469,352)	$(51,973,861)	$20,059,721

#	Giving retroactive effect to the forward stock split and reverse stock split (see Note 14).

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(28,849,026)	$(35,578,728)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	6,359,906	11,979,200
Non-cash lease expense	1,927,851	854,470
Depreciation on property and equipment, net	68,705	238,315
Interest income on loans receivable, net	(123,468)	(117,805)
Interest income on notes receivable, net	—	(23,217)
Interest income on promissory notes receivable from Triller LLC	(369,339)	—
Interest expense on convertible promissory notes payable, net	1,123,273	—
Interest expense on borrowings	599,906	—
Foreign exchange gain, net	(826,464)	(41,467)
Investment loss (income), net	36,900	(488,589)
Gain on disposal of property and equipment, net	(15,345)	—
Provision for allowance for expected credit losses	1,877,786	661,288
Change in fair value of warrant liabilities	4,281,454	(3,481)
Change in fair value of forward share purchase liability	—	82,182
Loss on settlement of forward share purchase agreement	—	378,895
Reversal of annual bonus accrued in prior year	—	(3,763,847)

Change in operating assets and liabilities:
Accounts receivable	669,476	(575,266)
Loans receivable	48,615	121,801
Deposits, prepayments, and other receivables	(553,891)	(2,938,425)
Accounts payable and accrued liabilities	(2,256,333)	5,546,602
Escrow liabilities	(3,158,868)	(8,934,670)
Lease liabilities	(1,455,929)	(645,303)
Income tax payable	(127,595)	(116,617)
Net cash used in operating activities	(20,742,386)	(33,364,662)

Cash flows from investing activities:
Proceeds from sale of long-term investments, net	2,152,251	3,976,657
Purchase of notes receivable, net	—	(589,086)
Dividends received from long-term investments, net	—	1,404,303
Proceeds from sale of notes receivable, net	412,360	—
Proceeds from disposal of property and equipment, net	15,345	—
Purchase of property and equipment	—	(104,778)
Net cash provided by investing activities	2,579,956	4,687,096

Cash flows from financing activities:
Advances from the holding company	15,612,799	6,303,641
Repayment of borrowings	(772,202)	—
Issue of promissory notes to Triller LLC	(19,975,000)	—
Proceeds from convertible promissory note payable, net	23,388,631	—
Settlement of forward share purchase agreement	—	(13,952,683)
Proceeds from borrowings	—	7,234,391
Net cash provided by (used in) financing activities	18,254,228	(414,651)

Effect on exchange rate change on cash, cash equivalents and restricted cash	(19,113)	(26,484)

Net change in cash, cash equivalent and restricted cash	72,685	(29,118,701)

Beginning of period	18,678,065	51,294,072

End of period	$18,750,750	$22,175,371

Supplementary cash flow information:
Cash paid for income taxes	$227,348	$172.223
Cash paid for interest	$152,011	$774,249
Cash received for interest	$57,076	$361,439

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock to settle payables	$2,022,438	$4,000,000
Forgiveness of amount due to the holding company	$—	$12,593,384
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$12,512,585

	As of September 30,
	2024	2023
Reconciliation to amounts on condensed consolidated balance sheets:
Cash and cash equivalents	$5,092,776	$1,622,425
Restricted cash	13,657,974	20,552,946

Total cash, cash equivalents and restricted cash	$18,750,750	$22,175,371

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 － DESCRIPTION OF BUSINESS

Organization

Triller Group Inc. (“ILLR”, “Triller Group”, or the “Company”) (formerly AGBA Group Holding Limited (“AGBA”)) is formed in the State of Delaware, on October 15, 2024, which was established to domicile its legal jurisdiction from British Virgin Islands to the State of Delaware.

The Company, through its subsidiaries, currently operates a wealth and health platform, and offers a wide range of financial service and products, covering life insurance, pensions, property-casualty insurance, stock brokerage, mutual funds and lending businesses in Hong Kong. ILLR is also engaged in financial technology business and financial investments, managing an ensemble of fintech investments and healthcare investment and operating a health and wealth management platform with a broad spectrum of services and value-added information in health, insurance, investments and social sharing.

Merger Transaction

On October 15, 2024, the Company consummated the merger transaction with Triller Corp., a Delaware corporation (“Triller”), pursuant to that certain Amended and Restated Agreement and Plan of Merger, dated as of August 30, 2024 (as further amended, the “Merger Agreement”), by and between AGBA, its wholly owned subsidiary AGBA Social Inc. (“Merger Sub”), Triller and Bobby Sarnevesht, as sole representative of the Triller stockholders. Details are described in note 4.

The accompanying unaudited condensed consolidated financial statements reflected the operating results of AGBA for the three and nine months ended September 30, 2024 before the completion of the merger transaction.

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

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The unaudited condensed consolidated financial statements as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

●	Principal of Consolidation

The accompanying unaudited condensed consolidated financial statements include the unaudited financial statements of ILLR and its subsidiaries. A subsidiary is an entity (including a structured entity), directly or indirectly, controlled by the Company. The unaudited financial statements of the subsidiaries are prepared for the same reporting period as the Company, using consistent accounting policies. All intercompany transactions and balances between ILLR and its subsidiaries are eliminated upon consolidation.

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

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The reporting currency of the Company is US$ and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. In addition, the Company and subsidiaries are operating in Hong Kong maintain their books and record in their local currency, Hong Kong dollars (“HK$”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of unaudited financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive loss within the unaudited condensed consolidated statements of changes in stockholders’ (deficit) equity.

Translation of amounts from HK$ into US$ has been made at the following exchange rates for the nine months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Period-end HK$:US$ exchange rate	0.12870	0.12771
Period average HK$:US$ exchange rate	0.12801	0.12766

●	Cash and Cash Equivalents

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

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

In accordance with ASC Topic 326, “Credit Losses – Measurement of Credit Losses on Financial Instruments” (ASC 326), the Company utilizes the current expected credit losses (“CECL”) model to determine an allowance that reflects its best estimate of the expected credit losses on accounts receivable, loans receivable, notes receivable, and deposits and others receivable which is recorded as a liability to offset the receivables. The CECL model is prepared after considering historical experience, current conditions, and reasonable and supportable economic forecasts to estimate expected credit losses. Accounts receivable, loans receivable, notes receivable, and deposits and others receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as a reduction of bad debt expense.

For the three months ended September 30, 2024 and 2023, the aggregated provision for allowance for expected credit losses on accounts receivable, loans receivable, notes receivable, and other receivables was $135,092 and $328,012, respectively.

For the nine months ended September 30, 2024 and 2023, the aggregated provision for allowance for expected credit losses on accounts receivable, loans receivable, notes receivable, and other receivables was $1,877,786 and $661,288, respectively.

●	Promissory Notes Receivable from Triller LLC

Promissory notes receivable from Triller LLC is stated at carrying value and receivable in the next twelve months. Interest income is recognized at a fixed interest rate over the prevailing periods on the unaudited condensed consolidated statements of operations and comprehensive loss (see Note 5).

●	Long-Term Investments, net

The Company invests in equity securities with readily determinable fair values, equity securities that do not have readily determinable fair values, and warrant with purchase option.

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

Warrant with a purchase option of equity securities was recorded as an investment in non-marketable equity securities and measured at the fair value.

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

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. No impairment losses were recognized for the three and nine months ended September 30, 2024 and 2023.

●	Borrowings

Borrowings are recognized at fair value and repayable in the next twelve months. Interest expense is recognized on a fixed interest rate on the unaudited condensed consolidated statements of operations and comprehensive loss.

●	Convertible Promissory Notes Payable, net

The Company accounts for its convertible promissory notes payable, net in accordance with ASC Topic 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), whereby the convertible instrument is initially accounted for as a single unit of account, unless it contains a derivative that must be bifurcated from the host contract in accordance with ASC Topic 815-15, “Derivatives and Hedging – Embedded Derivatives” or the substantial premium model in ASC 470-20 applies. Where the substantial premium model applies, the premium is recorded in additional paid-in capital. The resulting debt discount is amortized over the period during which the convertible promissory notes payable are expected to be outstanding as additional non-cash interest expenses.

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the fair value are recognized as a non-cash gain or loss on the unaudited condensed consolidated statements of operations and comprehensive loss. The Company accounts for its Public Warrants as equity and the (i) SPAC Private Warrants, (ii) Warrants – Class A, and (iii) Common Warrants as liabilities.

Warrants classified as liabilities are recorded at fair value and are remeasured at each reporting date until settlement. Changes in fair value is recognized as a component of change in fair value of warrant liability in the unaudited condensed consolidated statements of operations and comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are immediately expensed in the unaudited condensed consolidated statements of operations and comprehensive loss. Warrants classified as equity instruments are initially recognized at fair value and are not subsequently remeasured.

●	Revenue Recognition

The Company receives certain portion of its non-interest income from contracts with customers, which are accounted for in accordance with Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”).

ASC 606 provided the following overview of how revenue is recognized from the Company’s contracts with customers. The Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

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

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

Commissions

The Company earns commissions from the sale of investment products to customers. The Company enters into commission agreements with customers which specify the key terms and conditions of the arrangement. Commissions are separately negotiated for each transaction and generally do not include rights of return, credits or discounts, rebates, price protection or other similar privileges, and typically paid on or shortly after the transaction is completed. Upon the purchase of an investment product, the Company earns a commission from customers, calculated as a fixed percentage of the investment products acquired by its customers. The Company defines the “purchase of an investment product” for its revenue recognition purpose as the time when the customers referred by the Company has entered into a subscription contract with the relevant product provider and, if required, the customer has transferred a deposit to an escrow account designated by the Company to complete the purchase of the investment products. After the contract is established, there are no significant judgments made when determining the one-time commission price. Therefore, commissions are recorded at a point in time when the investment product is purchased.

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

In accordance with ASC Topic 606, “Revenue Recognition: Principal Agent Considerations”, the Company evaluates the terms in the agreements with its channels and independent contractors to determine whether or not the Company acts as the principal or as an agent in the arrangement with each party respectively. The determination of whether to record the revenue in a gross or net basis depends upon whether the Company has control over the services prior to transferring it. Control is demonstrated by the Company which is primarily responsible for fulfilling the provision of placement services through the Company’s licensed insurance brokers to provide agency services. The commissions from insurance providers are recorded on a gross basis and commission paid to independent contractors or channel costs are recorded as commission expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

The Company also offers the sale solicitation of real estate property to the final customers and is compensated in the form of commissions from the corresponding property developers pursuant to the service contracts. Commission income is recognized at a point of time upon the sale contracts of real estate property is signed and executed.

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The following table presents the revenue streams by segments, with the presentation revenue categories presented on the unaudited condensed consolidated statements of operations and comprehensive loss for the periods indicated:

	For the three months ended September 30, 2024
	Distribution Business	Platform Business
	Insurance brokerage service	Asset management service	Money lending service	Real estate agency service	Total
Interest income:
Loans	$—	$—	$60,282	$—	$60,282

Non-interest income:
Commissions	4,701,151	83,674	—	—	4,784,825
Recurring asset management service fees	—	594,819	—	—	594,819

Total	$4,701,151	$678,493	$60,282	$—	$5,439,926

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended September 30, 2023
	Distribution Business	Platform Business
	Insurance brokerage service	Asset management service	Money lending service	Real estate agency service	Total
Interest income:
Loans	$—	$—	$41,472	$—	$41,472

Non-interest income:
Commissions	11,875,830	292,933	—	14	12,168,777
Recurring asset management service fees	—	996,252	—	—	996,252

Total	$11,875,830	$1,289,185	$41,472	$14	$13,206,501

	For the nine months ended September 30, 2024
	Distribution Business	Platform Business
	Insurance brokerage service	Asset management service	Money lending service	Real estate agency service	Total
Interest income:
Loans	$—	$—	$123,468	$—	$123,468

Non-interest income:
Commissions	15,211,065	449,983	—	—	15,661,048
Recurring asset management service fees	—	2,232,462	—	—	2,232,462

Total	$15,211,065	$2,682,445	$123,468	$—	$18,016,978

	For the nine months ended September 30, 2023
	Distribution Business	Platform Business
	Insurance brokerage service	Asset management service	Money lending service	Real estate agency service	Total
Interest income:
Loans	$—	$—	$117,805	$—	$117,805

Non-interest income:
Commissions	37,569,257	894,655	—	43,548	38,507,460
Recurring asset management service fees	—	3,025,849	—	—	3,025,849

Total	$37,569,257	$3,920,504	$117,805	$43,548	$41,651,114

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Rental Income

Rental income represents monthly rental received from the Company’s tenants. The Company recognizes rental income on a straight-line basis over the lease term in accordance with the lease agreement.

●	Comprehensive Loss

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income (loss), its components and accumulated balances. Comprehensive income (loss) as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive loss, as presented in the accompanying unaudited condensed consolidated statements of stockholders’ (deficit) equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive loss is not included in the computation of income tax expense or benefit.

●	Employee Benefits

Full time employees of the Hong Kong subsidiaries participate in a defined contribution Mandatory Provident Fund retirement benefit scheme under the Hong Kong Mandatory Provident Fund Schemes Ordinance.

●	Income Taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited condensed consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the three and nine months ended September 30, 2024 and 2023, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2024 and December 31, 2023, the Company did not have any significant unrecognized uncertain tax positions.

The Company is subject to tax in local and foreign jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by the relevant tax authorities.

●	Share-Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provision of ASC Topic 718, “Stock Compensation”. The Company grants share awards, including common stocks and restricted share units, to eligible participants. Share-based compensation expense for share awards is measured at fair value on the grant date. The fair value of restricted stock with either solely a service requirement or with the combination of service and performance requirements is based on the closing fair market value of the common stocks on the date of grant. Share-based compensation expense is recognized over the awards requisite service period. For awards with graded vesting that are subject only to a service condition, the expense is recognized on a straight-line basis over the service period for the entire award.

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Net Loss Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net (loss) income divided by the weighted average shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential common stocks (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stocks that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

●	Segment Reporting

ASC Topic 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in the unaudited condensed consolidated financial statements for details on the Company’s business segments.

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

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

All of the Company’s revenues were generated in Hong Kong for the three and nine months ended September 30, 2024 and 2023 and all of the Company’s long-lived assets were located in Hong Kong as of September 30, 2024 and December 31, 2023.

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

The Company follows the ASC Topic 850-10, “Related Party” (“ASC 850”) for the identification of related parties and disclosure of related party transactions.

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

The unaudited condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of unaudited condensed consolidated financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the unaudited condensed consolidated financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Commitments and Contingencies

The Company follows the ASC Topic 450, “Contingencies” to report accounting for contingencies. Certain conditions may exist as of the date the unaudited condensed consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s unaudited condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

The Company follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

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

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable equity securities	$1,380	$1,380	$—	$—
Investments under purchase option	6,028,100	—	—	6,028,100
	$6,029,480	$1,380	$—	$6,028,100

Liabilities:
Warrant liabilities	$4,281,454	$—	$—	$4,281,454

	As of December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable equity securities	$595	$595	$—	$—

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

●	Recently Issued Accounting Pronouncements

As of September 30, 2024, the Company has implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board (“FASB”) that were in effect. There were no new standards or updates during the nine months ended September 30, 2024 that had a material impact on the unaudited condensed consolidated financial statements.

Recently Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB amended guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The revised guidance requires that a public entity disclose significant segment expenses regularly reviewed by the chief operating decision maker (CODM), including public entities with a single reportable segment. The amended guidance is effective for fiscal years beginning in January 2024 and interim periods beginning January 2025 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact on its unaudited condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting periods beginning in January 2025. Adoption is either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. The Company is currently evaluating the impact on its unaudited condensed consolidated financial statements.

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

For the nine months ended September 30, 2024, the Company reported net loss of $28,849,026 and net cash outflows from operating activities of $20,742,386. As of September 30, 2024, the Company had a working capital deficit of $40,488,317 and a stockholders’ deficit of $5,858,781.

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

However, the Company cannot predict the exact amount or timing of the alternatives or guarantee those alternatives will be favorable to its stockholders. Any failure to obtain financing when required will have a material adverse impact on the Company’s business, operation and financial result. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed on March 28, 2024, for further information about the liquidity and going concern.

NOTE 4 — COMPLETION OF MERGER TRANSACTION

The Merger Transactions

In April 2024, the Company entered into a certain Agreement and Plan of Merger (the “Original Merger Agreement”). On August 30, 2024, the Company entered into an Amended and Restated Agreement and Plan of Merger (as further amended, the “Merger Agreement”) by and between the Merger Sub, Triller, and Bobby Sarnevesht. The Merger Agreement has amended, restated and superseded the Original Merger Agreement accordingly (the “Merger Transactions”). Pursuant to the Merger Agreement, (a) Triller will complete its reorganization (the “Triller Reorganization”) with Triller Hold Co LLC (“Triller LLC”), (b) the Company will domesticate to the United States as a Delaware corporation (the “AGBA Domestication”), pursuant to which, among other things, all AGBA ordinary shares, par value $0.001 per share will automatically convert into the same number of shares Delaware Parent Common Stock, as defined below (AGBA, when domesticated as a Delaware corporation, is sometimes referred to as “Delaware Parent”) and (c) after giving effect to the Triller Reorganization and the AGBA Domestication, Merger Sub will merge into Triller, with Triller as the surviving corporation and a wholly owned subsidiary of Delaware Parent.

Stockholders’ Approval

On September 19, 2024, the Merger Transaction and other related proposals were approved by the stockholders of the Company at the extraordinary general meeting of stockholders (the “EGM”).

Merger Closing

On October 15, 2024, the Company consummated the Merger Agreement and completed the AGBA Domestication by changing its jurisdiction of incorporation from the British Virgin Islands to the State of Delaware and changed its company name to “Triller Group Inc.” (“Triller Group” or “ILLR”). Pursuant to the Certificate of Incorporation of the Company, the par value of the common stock and preferred stock of the Company is $0.001 per share.

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In connection with the consummation of the Merger Transaction, on the closing date, the Company acquired 100% of the outstanding capital stock and exercised the conversion of all restricted stock units of Triller, in exchange for the following:

(i)	issued 83,468,631 shares of common stock of ILLR to the Triller stockholders;

(ii)	24,206,246 shares of common stock of ILLR to escrow agent;

(iii)	issued 11,801,804 shares of Series A-1 preferred stock of ILLR to the holders of Triller preferred stock, that are affiliated with the Company’s majority stockholder,

(iv)	issued 30,851 shares of Series B preferred stock of ILLR to Green Nature Limited, a British Virgin Islands company that is affiliated with the Company’s majority stockholder;

(v)	converted all existing Triller restricted stock units into 16,908,829 shares of restricted stock units of ILLR (the “Triller Group RSUs”), and reserved an aggregate of 16,908,829 shares of common stock of ILLR for future issuance upon the vesting of the Triller Group RSUs, and

(vi)	adjusted an aggregate of 53,147,335 Triller warrants which are to be reissued as Triller Group warrants in replacement thereof pursuant to an independent valuation.

Following the closing, the Company issued an aggregate of 107,674,877 shares of its common stock, 11,801,804 shares of its Series A-1 preferred stock, and 30,851 shares of its Series B preferred stock.

At the closing date and following the completion of the Merger Transaction and after giving effect to the Forward Split effected on October 1, 2024 and Reverse Split effected on October 15, 2024, the Company had approximately 155,159,817 shares of common stock issued and outstanding.

To date, the common stocks of ILLR were listed and traded on the Nasdaq Stock Market under the symbol “ILLR”.

NOTE 5 — PROMISSORY NOTES RECEIVABLE AND PAYABLE

Financing Arrangements with Triller and Yorkville

On April 25, 2024, the Company entered into the A&R SEPA with YA II PN, LTD, a Cayman Islands exempt limited partnership (“Yorkville”), and Triller. Pursuant to the A&R SEPA, Triller, or the Company after the transactions contemplated by the Merger Agreement are closed, has the right to sell to Yorkville up to $500 million shares of common stock, par value $0.001 per share, of the Company (“Common Stock”), subject to certain limitations and conditions set forth in the A&R SEPA, from time to time during the term of the SEPA. Sales of the shares of Common Stock to Yorkville under the A&R SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of Common Stock to Yorkville under the A&R SEPA except in connection with notices that may be submitted by Yorkville.

In connection with the A&R SEPA, Yorkville agreed to an advance to the Triller in the form of convertible promissory notes in a principal amount up to $8.51 million (the “First Pre-Paid Advance”). The First Pre-Paid Advance is amounted to 94.0% of the principal amount to be drawn down. Interest shall accrue on the outstanding balance of First Pre-Paid Advance at an annual rate of 5%, subject to an increase to 18% upon an event of default as described in the definitive agreement. The maturity date of the First Pre-Paid Advance will be 12 months after its issuance date. Yorkville may convert the First Pre-Paid Advance into shares of the Common Shares at any time after the Merger at a fixed conversion price equal to (i) the principal mount and interests, divided by (ii) the determination of the lower of (a) 100% of the VWAP during the ten trading days preceding the closing date of the Merger (the “Fixed Price”), or (b) 92.5% of the lowest daily VWAP during the 10 consecutive trading days immediately preceding the conversion date or other date of determination (the “Variable Price”), provided that the Variable Price shall not be lower than the Floor Price. The “Floor Price”, solely with respect to the Variable Price, shall be equal to (i) a price equal to 20% of the average of the daily VWAPs during the ten (10) trading days immediately preceding the closing date of the Merger, and (ii) from and after the date of effectiveness of the initial registration statement, 20% of the VWAP of the trading day immediately prior to the date of effectiveness of the initial registration statement, if such price is lower than the price in part (i) of this sentence.

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Second Pre-Paid Advance

On June 28, 2024, the Company, Triller and Yorkville entered into the Second A&R SEPA to modify the A&R SEPA dated April 25, 2024. Pursuant to the Second A&R SEPA, Yorkville will (i) provide for the assignment by Triller and assumption by the Company of the rights and obligations of Triller under the A&R SEPA and the promissory note of the First Pre-Paid Advance of $8.51 million from Triller dated April 25, 2024 and (ii) provide to the Company financing in the principal amount of $25 million (the “Second Pre-Paid Advance”) in the form of an additional convertible promissory note, subject to the same terms in interest charge and maturity under the First Pre-Paid Advance.

In connection with the Second A&R SEPA, the Company issued convertible promissory notes in an aggregate of $33.51 million to Yorkville. On July 2, 2024, the Company received $23.35 million, net of $150,000 direct legal fee incurred in arranging the Second A&R SEPA, from Yorkville.

Common Warrants to Yorkville

Also, pursuant to the Second A&R SEPA, the Company issued a warrant (the “Common Warrant”) to Yorkville to purchase up to a number of shares of common stock of the Company equal to 25% of the principal amount of the aggregated pre-paid advances divided by a price equal to the Fixed Price, each such Common Warrant with an exercise price equal to the Fixed Price. On June 28, 2024, the Company issued 1,431,561 shares of common warrants to Yorkville (representing $8,377,500 or 25% of the $33,510,000 the aggregated principal amount of the First Pre-Paid Advance and the Second Pre-Paid Advance) at a fixed price of $5.67 per share.

Promissory Notes Receivable from Triller

In connection with the First and Second Pre-Paid Advances issued by Yorkville under A&R SEPA and the Second A&R SEPA, Yorkville advanced $8.0 million and $20.3 million, respectively to Triller and Triller issued promissory note to the Company in April and August 2024. The promissory notes receivable from Triller included interest receivables from Triller.

As of September 30, 2024, the promissory note receivable from Triller was $28,344,339, including an interest receivable of $369,339, with the maturity date on June 28, 2025.

Convertible Promissory Notes Payable, net

As of September 30, 2024, the aggregate principal amount of the First and Second Pre-Paid Advances are $33.51 million and the convertible promissory notes payable to Yorkville are recorded at $32.51 million, net of discount, as current liabilities on the condensed consolidated balance sheets. The convertible promissory notes payable will be repayable within 12 months after the issuance date. Also, Yorkville has the right to convert the convertible promissory notes payable into the Company’s common stock at any time after the Merger Transaction at a fixed conversion price. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815 and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own shares and is therefore not afforded equity treatment.

The Company recorded amortization of debt discount of convertible promissory notes payable as interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss of $518,959 and $612,575 for the three and nine months ended September 30, 2024, respectively.

The Company recorded accrued interest of convertible promissory notes payable in interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss of $432,592 and $510,698 for the three and nine months ended September 30, 2024, respectively.

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 6 — RESTRICTED CASH

As of September 30, 2024 and December 31, 2023, the Company has $13,657,974 and $16,816,842 fund held in escrow, respectively. Fund held in escrow primarily comprised of escrow funds held in bank accounts on behalf of the Company’s customers. The Company is currently acted as a custodian to manage the assets and investment portfolio on behalf of its customers under the terms of certain contractual agreements, which the Company does not have the right to use for any purposes, other than managing the portfolio. Upon receiving escrow funds, the Company records a corresponding escrow liability.

NOTE 7 － ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	As of
	September 30, 2024	December 31, 2023
Accounts receivable	$1,880,421	$3,283,118
Accounts receivable – related parties	1,833,343	1,094,225
Less: allowance for expected credit losses	(1,126,653)	(312,482)
Accounts receivable, net	$2,587,111	$4,064,861

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

The following table presents the activity in the allowance for expected credit losses:

	As of
	September 30, 2024	December 31, 2023
Balance at beginning of period/year	$312,482	$94,447
Additions	808,274	217,475
Foreign translation adjustment	5,897	560
Balance at end of period/year	$1,126,653	$312,482

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

For the three and nine months ended September 30, 2024, the Company has evaluated the probable losses on the accounts receivable and made a provision for allowance for expected credit losses of $214,416 and $808,274, respectively.

For the three and nine months ended September 30, 2023, the Company has evaluated the probable losses on the accounts receivable and made a provision for allowance for expected credit losses of $143,101 and $211,050, respectively.

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 8 － LOANS RECEIVABLE, NET

The Company’s loans receivable, net was as follows:

	As of
	September 30, 2024	December 31, 2023

Residential mortgage loans	$1,680,436	$1,605,531
Less: allowance for expected credit losses	(10,318)	(1,229)
Loans receivable, net	$1,670,118	$1,604,302

Classifying as:
Current portion	$628,160	$549,461
Non-current portion	1,041,958	1,054,841
Loans receivable, net	$1,670,118	$1,604,302

The interest rates on loans issued ranged between 9.00% and 10.50% (for the nine months ended September 30, 2023: 9.00% to 10.50%) per annum for the nine months ended September 30, 2024. Mortgage loans are secured by collateral in the pledge of the underlying real estate properties owned by the borrowers. As of September 30, 2024, the net carrying amount of the loans receivable was $1,670,118, which included an interest receivable of $114,616.

Mortgage loans are made to either business or individual customers in Hong Kong for a period of 1 to 25 years, which are fully collateralized and closely monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of September 30, 2024 and December 31, 2023.

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

For the three and nine months ended September 30, 2024, the Company has evaluated the probable losses on loans receivable and made a provision for allowance for expected credit losses of $5,482 and $9,037, respectively.

For the three and nine months ended September 30, 2023, the Company has evaluated the probable losses on loans receivable and made a provision for allowance for expected credit losses of $1,414 and $1,414, respectively.

NOTE 9 － NOTES RECEIVABLE, NET

On February 24, 2023, the Company entered into a subscription agreement and a convertible loan note instrument (collectively the “Agreements”) with Investment A. Pursuant to the Agreements, the Company agrees to subscribe an aggregate amount of $1,673,525 notes, in batches, which are payable on or before January 31, 2024 and bears a fixed interest rate of 8% per annum. On April 30, 2024, the Company entered into a purchase and sale agreement with an independent third party to sell all its convertible loan notes on Investment A for a purchase price of $412,360. The transaction was completed on April 30, 2024. For the three and nine months ended September 30, 2024, the Company has evaluated the probable losses on notes receivable and made a provision for allowance for expected credit losses of nil and $155,187, respectively.

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 10 － LONG-TERM INVESTMENTS, NET

Long-term investments, net consisted of the following:

	As of
	Ownership interest	September 30, 2024	Ownership interest	December 31, 2023

Marketable equity securities:
Investment C	0.00%*	$1,380	0.00%*	$595

Non-marketable equity securities:
Investment A	8.37%	5,887,322	8.37%	5,826,703
Investment B	3.63%	306,123	3.63%	342,000
Investment D	4.47%	17,751,016	4.47%	16,880,384
Investment E, related party	4.00%	525,097	4.00%	522,531
Investment F	—	—	4.00%	2,152,251
		24,469,558		25,723,869

Investment G under purchase option		6,028,100		—
Net carrying value		$30,499,038		$25,724,464

*	Less than 0.001%

Investments in Marketable Equity Securities

Investments in equity securities, such as, marketable securities, are accounted for at its current market value with the changes in fair value recognized in net gain (loss). Investment C was listed and publicly traded on Nasdaq Stock Exchange.

As of September 30, 2024 and December 31, 2023, Investment C was recorded at fair value of $1,380 and $595, which were traded at a closing price of $21.21 and $9.15 per share, respectively.

Investments in Non-Marketable Equity Securities

Investments in non-marketable equity securities consist of investments in limited liability companies in which the Company’s interests are deemed minor and long-term, strategic investments in companies that are in various stages of development, and investments in close-ended partnership funds which concentrated in the healthcare sector. These investments do not have readily determinable fair values and, therefore, are reported at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

Investments Under Purchase Option

On September 6, 2024, the Company received the warrant containing a purchase option to acquire 285,353 units of Class C of the consultant, equal to 4.11% of its equity interest, at an exercise price of $0.001 per unit, over a period of 5 years (see Note 14). This warrant containing a purchase option of equity securities was recorded as an investment in non-marketable equity securities and measured at the fair value of $6,028,100 under ASC Topic 321, as of September 30, 2024.

Under ASC Topic 820-10, the warrant was classified as Level 3 due to the use of unobservable inputs. The fair value of the warrant is valued by an independent valuer using a Binominal pricing model with the following key inputs at the measurement date:

As of
September 30, 2024
Input
Share price	$52.57
Risk-free interest rate	2.54%
Volatility	43.00%
Exercise price	$0.001
Warrant remaining life	5 years

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table presents the movement of non-marketable equity securities as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024	December 31, 2023
Balance at beginning of period/year	$25,723,869	$34,589,767
Additions	—	288,581
Disposal	(2,152,251)	—
Adjustments:
Downward adjustments	(37,678)	(10,092,729)
Foreign exchange adjustment	935,618	938,250
Balance at end of period/year	$24,469,558	$25,723,869

Cumulative unrealized gains and losses, included in the carrying value of the Company’s non-marketable equity securities:

	As of
	September 30, 2024	December 31, 2023

Downward adjustments (including impairment)	$(37,385,007)	$(37,347,329)
Upward adjustments	6,209,357	6,209,357
	$(31,175,650)	$(31,137,972)

Investment income (loss), net is recorded as other income (expense) in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss, and consisted of the following:

	For the three months ended September 30,
	2024	2023
Marketable equity securities:
Unrealized gain (loss) from the changes in fair value – Investment C	$404	$(11)

Non-marketable equity securities:
Unrealized loss (including impairment) – Investment F	—	(1,029,766)
Dividend income	—	236,870
Investment income (loss), net	$404	$(792,907)

	For the nine months ended September 30,
	2024	2023
Marketable equity securities:
Unrealized gain from the changes in fair value – Investment C	$778	$87
Realized gain from sale of Investment C	—	1,541,736

Non-marketable equity securities:
Unrealized loss (including impairment) – Investment B	(37,678)	—
Unrealized loss (including impairment) – Investment F	—	(2,457,537)
Dividend income	—	1,404,303
Investment (loss) income, net	$(36,900)	$488,589

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 11 － BORROWINGS

	As of
	September 30, 2024	December 31, 2023

Mortgage borrowings	$1,066,160	$1,804,950
Short-term borrowings, related party	5,000,000	5,000,000
Total	$6,066,160	$6,804,950

Mortgage Borrowings

In February 2023, the Company obtained a mortgage loan of $1,793,001 (equivalent to HK$14,000,000) from a finance company in Hong Kong, which bears an average interest rate at 13.75% per annum and becomes repayable in February 2024. The loan was pledged by a fixed charge on an office premises owned by the Company. As of September 30, 2024, the carrying value of the loan is $1,066,160. On October 31, 2024, the Company entered into a preliminary sales and purchase agreement with an independent third party to sell the office premises with a cash consideration of approximately $1.6 million. The transaction will be completed in February 2025.

In July 2024, the Company partially settled $787,157, including $18,678 interest expense (equivalent to principal and interest of HK$6,000,000 and HK$145,833, respectively). The remaining principal and accrued interest is expected to settle in November 2024.

Short-term Borrowings

In September 2023, the Company obtained a short-term borrowing of $5,000,000 from the Company’s major stockholder’s ultimate holding company, which bears interest at a fixed rate of 12.00% per annum, repayable in October 2023. The borrowing is secured by a lien on the partial equity interest in Investment D owned by the Company. The Company entered into certain supplementary agreements to renew and extend the maturity to the end of November 2024.

NOTE 12 － OPERATING LEASES

The Company has entered into commercial operating lease with an independent third party for the use of an office in Hong Kong. The lease has original terms exceeding 1 year, but not more than 3 years with an option to renew for a further term of 3 years. The operating lease is included in “Right-of-use assets, net” on the condensed consolidated balance sheets and represented the Company’s right to use the underlying assets during the lease term. The Company’s obligation to make lease payments are included in “Operating lease liabilities” on the condensed consolidated balance sheets.

Supplemental balance sheet information related to operating leases was as follows:

	As of
	September 30, 2024	December 31, 2023
Operating lease:
Right-of-use asset	$12,618,789	$12,512,585
Less: accumulated amortization	(2,447,706)	(1,004,432)
Right-of-use asset, net	$10,171,083	$11,508,153

Lease liabilities:
Current lease liabilities	$1,295,842	$1,229,329
Non-current lease liabilities	9,718,742	10,646,053
Total lease liabilities:	$11,014,584	$11,875,382

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Operating lease expense for the three months ended September 30, 2024 and 2023 was $643,708 and $640,920, respectively, is included in other general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

Operating lease expense for the nine months ended September 30, 2024 and 2023 was $1,927,851 and $854,470, respectively, is included in other general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

Other supplemental information about the Company’s operating lease as of September 30, 2024 and December 31, 2023 are as follow:

	As of
	September 30, 2024	December 31, 2023
Weighted average discount rate	6.58%	6.58%
Weighted average remaining lease term (years)	4.67	5.42

Maturities of operating lease liabilities as of September 30, 2024 were as follows:

For the year ending September 30,	Operating lease
2025	$1,951,717
2026	2,373,467
2027	3,216,968
2028	3,216,968
2029	2,144,645
Total minimum lease payments	12,903,765
Less: imputed interest	(1,889,181)
Future minimum lease payments	$11,014,584

NOTE 13 － WARRANTS

In connection with the Merger Transaction aforementioned in note 4, the exercise prices for, and the shares underlying, all previously outstanding public warrants (“AGBA Public Warrants”), private warrants issued in AGBA’s SPAC IPO (“AGBA SPAC Private Warrants”), Class A warrants (“AGBA Class A Warrants”), and common warrants (“AGBA Common Warrants,” together with AGBA Class A Warrants and AGBA SPAC Private Warrants, “AGBA Private Warrants,” together with AGBA Public Warrants, “AGBA Warrants”) issued by AGBA were adjusted in accordance with the terms of such warrant instruments to reflect the previously announced and implemented 1.9365-to-1 Forward Split and 1-for-4 Reverse Split. An equitable adjustment with a combined ratio of 0.5:1 applied to the number of AGBA Ordinary Shares issuable on the exercise of each AGBA Warrants and the warrant price. Upon the Closing, all warrants issued by AGBA and Triller were assigned to and assumed by Triller Group (“Triller Group Warrants”). Accordingly, as of the close of business on October 15, 2024, each AGBA Public Warrant and each AGBA SPAC Private Warrant became one Triller Group Warrant which entitles the holder thereof to purchase 0.25 shares of Triller Group Common Stock at an adjusted exercise price of $23.00 per whole share (provided, however, warrants are not exercisable for fractional shares, only whole shares; thereby a warrant holder would need to hold four warrants to yield one share). Each AGBA Class A Warrant and each AGBA Common Warrant became one Triller Group Warrant which entitles the holder thereof to purchase 0.5 shares of Triller Group Common Stock at an adjusted exercise price of two times of the original exercise price per whole share (provided, however, warrants are not exercisable for fractional shares, only whole shares; thereby a warrant holder would need to hold two warrants to yield one share). AGBA Public Warrants started trading on a post-adjustment basis as Triller Group Warrants on October 16, 2024 under the new ticker symbol “ILLRW”. All the warrants and their exercise prices are retroactively restated in effect to the forward stock split and reverse stock split (see Note 14).

The Company has issued the different classes of warrants, as follows:

Public Warrants

Each public warrant entitles the holder thereof to purchase one-quarter (1/4) of one share of common stock at a price of $23.00 per full share, subject to adjustment as discussed herein. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares. This means that only an even number of warrants may be exercised at any given time by a warrant holder.

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Once the public warrants become exercisable, the Company may call the outstanding warrants (including any outstanding warrants issued upon exercise of the unit purchase option issued to Maxim Group LLC) for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption,

●	if, and only if, the last sales price of the common stock equals or exceeds $33.00 per share for any 20 trading days within a 30 trading day period ending three business days before the Company send the notice of redemption, and

●	if, and only if, there is a current registration statement in effect with respect to the common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the warrants for redemption as described above, the management of the Company will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the whole warrants for that number of common stocks equal to the quotient obtained by dividing (x) the product of the number of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. Whether the Company will exercise our option to require all holders to exercise their warrants on a “cashless basis” will depend on a variety of factors including the price of the common stock at the time the warrants are called for redemption, the Company’s cash needs at such time and concerns regarding dilutive share issuances.

The public warrants qualify for the derivative scope exception under ASC 815 and are therefore presented as a component of Stockholders’ Equity Section on the condensed consolidated balance sheets without subsequent fair value re-measurement.

As of September 30, 2024 and December 31, 2023, there were 4,600,000 public warrants outstanding.

Other than the public warrants, the Company has accounted for and presented certain warrants as liabilities on the condensed consolidated balance sheets, in accordance with ASC 480. The fair value of the warrant liabilities is valued by an independent valuer using a Binominal pricing model. The warrant liabilities were classified as Level 3 due to the use of unobservable inputs.

SPAC Private Warrants

The SPAC private warrants are identical to the public warrants, except that the SPAC private warrants and the common stocks issuable upon the exercise of the SPAC private warrants were not transferable, assignable or salable until after the completion of the business combination on November 14, 2022, subject to certain limited exceptions. Additionally, the SPAC private warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the SPAC private warrants are held by someone other than the initial purchasers or their permitted transferees, the SPAC private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants at a price of $23.00 per full share.

As of September 30, 2024 and December 31, 2023, there were 225,000 SPAC private warrants outstanding, with aggregate value of $8,102 and nil, respectively.

The changes in fair value for the three and nine months ended September 30, 2024 were $(981) and $8,102, respectively.

The changes in fair value for the three and nine months ended September 30, 2023 were $1,106 and $3,481, respectively.

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Warrants – Class A

On May 2, 2024, the Company issued 3,557,932 shares of common stock and the associated warrants to purchase up to 734,920 shares of common stock at a purchase price of $1.40 per share under the private placement, to an institutional investor, a director and officers of the Company. The subscribers in private placement will receive one warrant – class A for every five shares of common stock subscribed. Each warrant – class A entitles the holder to purchase 0.5 share of common stock at an exercise price of $2.00 per share and shall be exercised with more than $500,000 per tranche. The warrants will be exercisable six months after the issuance date for a period of five years after the exercise date.

As of September 30, 2024 and December 31, 2023, there were 1,469,840 and nil warrants - class A outstanding, respectively, with aggregate value of $1,896,657 and nil, respectively.

The changes in fair value for the three and nine months ended September 30, 2024 were $156,864 and $1,896,657 respectively.

Common Warrants

One June 28, 2024, the Company issued 2,957,008 common warrants to Yorkville, in connection with the Second A&R SEPA, representing $8,377,500 or 25% of the $33,510,000 the aggregate principal amount of the First Pre-Paid Advance and the Second Pre-Paid Advance (see Note 5). Each common warrant entitles the holder to purchase 0.5 share of common stock with an exercise price of $5.67 per share.

As of September 30, 2024 and December 31, 2023, there were 2,957,008 and nil common warrants outstanding, respectively, with aggregate value of $2,376,695 and nil, respectively.

The changes in fair value for the three and nine months ended September 30, 2024 were $476,167 and $2,376,695, respectively.

The key inputs into the Binominal pricing model were as follows at their measurement dates:

				As of
	As of September 30, 2024			December 31, 2023
	Common Warrants	Warrants – Class A	SPAC Private Warrants	SPAC Private Warrants
Input
Share price	$3.32	$3.32	$3.32	$0.49
Risk-free interest rate	3.56%	3.56%	3.56%	4.04%
Volatility	51.68%	51.72%	50.80%	48.66%
Exercise price	$5.67	$2.00	$23.00	$23.00
Warrant remaining life	4.74 years	5.09 years	1.88 years	2.63 years

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 14 － STOCKHOLDERS’ (DEFICIT) EQUITY

To date, the Company’s common stock is currently traded on the Nasdaq Capital Market under the symbol “ILLR”, which was previously traded under the symbol “AGBA.”

On October 15, 2024, the Company changed its domicile from British Virgin Islands to the State of Delaware.

Preferred Stock

On October 15, 2024, the Company filed its articles of incorporation with the Secretary of State of Delaware, to authorize shares of preferred stock and provide that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series.

To date, the Company has authorized a total of 100,000,000 shares of preferred stock. Of this amount the Company has designated 11,803,398 shares and 35,000 shares to two classes of preferred stock, Series A-1 Preferred Stock and Series B Preferred Stock, respectively.

A description of each class of preferred stock is listed below:

Series A-1 Preferred Stock

The Company designated up to 11,803,398 shares as Series A-1 Preferred Stock, with a par value of $0.001 per share. Each share of Series A-1 Preferred Stock shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of common stock.

There were nil shares of Series A-1 Preferred Stock issued and outstanding as of September 30, 2024 and December 31, 2023.

Series B Preferred Stock

The Company designated up to 35,000 shares of Series B Preferred Stock, with a par value of $0.001 per share. Each share of Series B Preferred Stock shall be entitled to 10,000 votes for each share of Series B Preferred Stock held by such holder.

There were nil shares of Series B Preferred Stock issued and outstanding as of September 30, 2024 and December 31, 2023.

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Common Stock (or equivalent to ordinary shares)

Forward and Reverse Stock Splits

On October 1, 2024, the Company effected a 1.9365-to-1 forward stock split (the “Forward Split”), resulting increase in the total number of authorized ordinary shares from 1,500,000,000 to 2,904,753,145, increase in the outstanding ordinary shares from 97,736,035 shares to 189,265,804 shares and reduction of par value from $0.001 to $0.000516395 per share.

Further, on October 15, 2024, immediately prior to the completion of the redomiciliation and merger transaction, the Company effected a 1-for-4 reverse stock split (the “Reverse Split”), resulting in the proportional adjustments to the par value of the ordinary shares, the authorized number of ordinary shares, and the number of outstanding ordinary shares. Proportional adjustments were also made to all outstanding stock options, warrants, and common warrants in accordance with their respective terms. The Reverse Split did not change the par value of the Company’s common stock or the authorized number of shares. All fractional shares were rounded up to the nearest whole share with respect to outstanding shares of common stock. All share and warrant numbers and per share amounts are retroactively presented in this Form 10-Q to reflect the impact of the Forward Split and the Reverse Split as if they had taken effect on January 1, 2023.

To date, the Company has 1,400,000,000 authorized shares of common stock, with a par value of $0.001 per share.

During the nine months ended September 30, 2024, the Company issued 14,076,317 shares of common stock as follows:

(i)	167,586 shares of common stock to the directors and officers of the Company under the Share Award Scheme (the “Scheme”), whose shares were vested in 2023.

(ii)	1,325,458 shares of common stock to the employees of the Company to compensate for the contributions of their services and performance.

(iii)	2,520,169 shares of common stock to certain consultants to compensate their services rendered. As of September 30, 2024, the unrecognized deferred equity compensation amounting to $7,994,977 was recorded in the additional paid-in capital and will be amortized over the remaining service period.

(iv)	484,125 shares of common stock to Apex Twinkle Limited to partially settle the finder fee payable.

(v)	3,557,932 shares of common stock and the associated warrants to purchase 711,586 shares of common stock at a purchase price of $1.45 per share under the private placement, to an institutional investor, a director and officers of the Company, on May 2, 2024. Among 3,557,932 shares of common stock, in December 2023, the Company received gross proceeds of $1,850,314 from an institutional investor in exchange of 1,279,688 shares of common stock and settled the accrued salaries of $1,242,850 with an aggregate of 859,564 shares of common stock to a director and officers of the Company. The remaining 1,418,680 shares of common stock were issued to a director of the Company.

(vi)	3,558,319 shares of common stock to a consultant to compensate services for a period of two years commenced in September 2024 and to receive the warrant containing a purchase option to acquire the equity interest of the consultant, with the aggregate fair value of $18,456,585, at the current market value of $2.51 per share. Under the consulting agreement, the Company received the warrant to purchase 285,353 units of Class C of the consultant, equal to 4.11% of its equity interest, at an exercise price of $0.001 per unit, over a period of 5 years. During the three and nine months ended September 30, 2024, the Company recorded $520,000 and $520,000 of consultancy service fee, respectively in the unaudited condensed consolidated statements of operations and comprehensive loss. As of September 30, 2024, the unrecognized deferred equity compensation amounting to $11,908,485 was recorded in the additional paid-in capital and will be amortized over the remaining service period and $6,028,100 of long-term investments, net in the condensed consolidated balance sheets.

(vii)	702,726 shares of common stock for the settlement of the accrued salaries to the directors and officers.

(viii)	58,095 shares of common stock to the independent directors of the Company under the 2024 Equity Incentive Plan.

(ix)	636,899 shares of common stock to a related company which owned by the Chairman of the Company to compensate for the advisory services rendered.

(x)	604,244 shares of common stock for the settlement of the accrued director’s fee to the Chairman of the Company.

(xi)	459,919 shares of common stock to the employees and officers of the Company to compensate for their services and performance.

(xii)	845 fractional shares of common stock resulting from rounding up to whole shares upon the effectiveness of Reverse Split.

There were 47,317,308 and 33,240,991 shares of common stock issued and outstanding, as of September 30, 2024 and December 31, 2023, respectively.

During the three months ended September 30, 2024 and 2023, the Company recorded $2,564 and $2,150,680 share-based compensation expense, respectively which is included in the legal and professional fee in the unaudited condensed consolidated statements of operations and comprehensive loss.

During the nine months ended September 30, 2024 and 2023, the Company recorded $218,012 and $8,026,400 share-based compensation expense, respectively which is included in the legal and professional fee in the unaudited condensed consolidated statements of operations and comprehensive loss.

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Common Stock To Be Issued

There were nil and 2,350,081 shares of common stock to be issued, as of September 30, 2024 and December 31, 2023, respectively.

Subscription Receivable

Subscription receivable is related to the private placement commenced in November 2023, whose common stocks were issued to a director of the Company on May 2, 2024. The gross proceed of $2,051,280 in relation to the corresponding 1,418,680 shares of common stock is expected to be settled by the director of the Company on or before December 31, 2024.

Forgiveness of Amount Due to the Holding Company

During the nine months ended September 30, 2024 and 2023, the holding company of the Company agreed to forgive a debt of nil and $12,593,384, in aggregate, respectively, representing certain amount due to it and treat as additional paid-in capital.

2023 Share Award Scheme

Pursuant to the Share Award Scheme, the Company filed S-8 registration statement to register up to 5,652,352 shares of common stock on February 24, 2023.

The fair value of the common stock granted during the period is measured based on the closing price of the Company’s common stocks as reported by Nasdaq Exchange on the date of grant. For those vested immediately on the date of grant, the fair value is recognized as share-based compensation expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2024, 491,797 shares of common stock are available to issue under this plan.

During the three months ended September 30, 2024 and 2023, the Company recorded nil and nil share-based compensation expense, respectively which is included in the personnel and benefit expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

During the nine months ended September 30, 2024 and 2023, the Company recorded $1,565,880 and nil share-based compensation expense, respectively which is included in the personnel and benefit expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Restricted Share Units (“RSUs”)

In December 2022, the Company approved and granted 2,420,625 shares of common stock as RSUs to employees and consultants as additional compensation under the Scheme. These RSUs typically will be vested over one to four years period from 2023 to 2026.

For the RSUs, the fair value is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis. The valuations assume no dividends will be paid. The Company has assumed 10% forfeitures.

On January 22, 2024 and June 18, 2024, the Company issued 161,775 and 5,811 shares of common stock, respectively, to the directors and officers of the Company under the Scheme, whose shares were vested in 2023.

During the three months ended September 30, 2024 and 2023, the Company recorded $250,567 and $1,317,600 share-based compensation expense, respectively which is included in the personal and benefit expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

During the nine months ended September 30, 2024 and 2023, the Company recorded $751,701 and $3,952,800 share-based compensation expense, respectively which is included in the personal and benefit expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2024 and December 31, 2023, total unrecognized compensation remaining to be recognized in future periods for RSUs totaled $1.2 million and $1.9 million, respectively. They are expected to be recognized over the weighted average period of 1.08 years.

A summary of the activities for the Company’s RSUs as of September 30, 2024 and December 31, 2023 is as follow:

	As of
	September 30, 2024		December 31, 2023
	Number of RSUs	Weighted Average Grant Price	Number of RSUs	Weighted Average Grant Price

Outstanding, beginning of period/year	634,072	$2.47	2,420,625	$2.47
Vested	—	$—	(167,770)	$2.47
Forfeited	(142,275)	$(2.47)	(1,618,783)	$(2.47)
Outstanding, end of period/year	491,797	$2.47	634,072	$2.47

2024 Equity Incentive Plan

Pursuant to the 2024 Equity Incentive Plan (the “2024 Plan”), the Company filed S-8 registration statement to register 7,746,000 shares of common stock on August 29, 2024.

The fair value of the common stock granted during the period is measured based on the closing price of the Company’s common stock as reported by Nasdaq Exchange on the date of grant. For those vested immediately on the date of grant, the fair value is recognized as share-based compensation expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2024, 36,016 shares of common stock are available to issue under this plan.

During the three months ended September 30, 2024, the Company recorded $3,059,390 and $764,923 share-based compensation expense, respectively which is included in the personal and benefit expenses and legal and professional fee, respectively in the unaudited condensed consolidated statements of operations and comprehensive loss.

During the nine months ended September 30, 2024, the Company recorded $3,059,390 and $764,923 share-based compensation expense, respectively which is included in the personal and benefit expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 15 － OPERATING EXPENSES

Commission Expense

Pursuant to the terms of respective contracts, commission expense represents certain premiums from insurance or investment products paid to agents. Commission rates vary by market due to local practice, competition, and regulations. The Company charged commission expense on a systematic basis that is consistent with the revenue recognition.

During the three months ended September 30, 2024 and 2023, the Company recorded $1,934,131 and $8,915,811 commission expenses, respectively.

During the nine months ended September 30, 2024 and 2023, the Company recorded $7,696,943 and $28,195,740 commission expenses, respectively.

Personnel and Benefit Expense

Personnel and benefit expense mainly consisted of salaries and bonus paid and payable to the employees of the Company.

During the three months ended September 30, 2024 and 2023, the Company recorded $6,826,869 and $7,764,353 personnel and benefit expense, respectively.

During the nine months ended September 30, 2024 and 2023, the Company recorded $18,364,075 and $22,671,813 personnel and benefit expense, respectively.

Legal and Professional Fees

Legal and professional fees mainly consisted of certain professional consulting services in legal, audit, accounting and taxation, and others.

During the three months ended September 30, 2024 and 2023, the Company recorded $2,843,599 and $3,530,585 legal and professional fees, respectively.

During the nine months ended September 30, 2024 and 2023, the Company recorded $5,456,693 and $12,500,587 legal and professional fees, respectively.

Other General and Administrative Expenses

The Company incurred different types of expenditures under other general and administrative expenses. They primarily consist of depreciation of property and equipment and management fee expenses which are allocated for certain corporate office expenses.

During the three months ended September 30, 2024 and 2023, the Company recorded $1,152,530 and $805,785 other general and administrative expenses, respectively.

During the nine months ended September 30, 2024 and 2023, the Company recorded $3,440,851 and $2,242,167 other general and administrative expenses, respectively.

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 16 － INCOME TAXES

The provision for income taxes consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Income tax expense	$37,335	$55,886	$98,091	$55,606

The Company’s subsidiaries mainly operate in Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

Upon the redomiciliation from the British Virgin Islands to the State of Delaware, the Company is subjected to the federal income tax rate of 21%.

British Virgin Islands

The Company’s subsidiaries incorporated in the British Virgin Islands are not subject to taxation. In addition, upon payments of dividends by these entities to their stockholder, no British Virgin Islands withholding tax will be imposed.

Hong Kong

The Company’s subsidiaries operating in Hong Kong is subject to the Hong Kong Profits Tax at the income tax rates ranging from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year.

The following table sets forth the significant components of the deferred tax assets of the Company as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024	December 31, 2023
Deferred tax assets, net:
Net operating loss carryforwards	$12,861,058	$8,909,692
Less: valuation allowance	(12,861,058)	(8,909,692)
Deferred tax assets, net	$—	$—

The movement of valuation allowance is as follows:

	As of
	September 30, 2024	December 31, 2023
Balance as of beginning of the period/year	$(8,909,692)	$(5,461,370)
Addition	(3,951,366)	(3,448,322)
Balance as of end of the period/year	$(12,861,058)	$(8,909,692)

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of September 30, 2024 and December 31, 2023, the operations incurred $78.0 million and $54.0 million, respectively of cumulative net operating losses which can be carried forward to offset future taxable income. Net operating loss can be carried forward indefinitely but cannot be carried back to prior years. There are no group relief provisions for losses or transfers of assets under Hong Kong tax regime. Each company within a corporate group is taxed as a separate entity. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes that it is more likely than not that these assets will not be realized in the future. The valuation allowance is reviewed annually.

Uncertain tax positions

The Company evaluates the uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2024 and December 31, 2023, the Company did not have any significant unrecognized uncertain tax positions. The Company incurred and settled minimal interest related to potential underpaid income tax expenses for the nine months ended September 30, 2024 and did not anticipate any significant increases or decreases in unrecognized tax benefits in the next 12 months from September 30, 2024.

NOTE 17 － SEGMENT INFORMATION

The following tables present the summary information by segment for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended September 30, 2024
	Distribution Business	Platform Business	Fintech Business	Healthcare Business	Total

Revenue, net
- Interest income	$—	$60,282	$—	$—	$60,282
- Non-interest income	4,701,151	678,493	—	—	5,379,644
	4,701,151	738,775	—	—	5,439,926

Commission expense	1,843,490	90,641	—	—	1,934,131
Depreciation	266	15,444	7,231	—	22,941
Income (loss) from operations	1,528,282	(7,275,168)	(4,436,106)	—	(10,182,992)
Investment income, net	—	—	404	—	404
Total assets	$13,923,909	$54,396,750	$27,575,737	$525,097	$96,421,493

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended September 30, 2023
	Distribution Business	Platform Business	Fintech Business	Healthcare Business	Total

Revenue, net
- Interest income	$—	$41,472	$—	$—	$41,472
- Non-interest income	11,875,830	1,289,199	—	—	13,165,029
	11,875,830	1,330,671	—	—	13,206,501

Commission expense	8,592,596	323,215	—	—	8,915,811
Depreciation	261	15,439	7,121	—	22,821
Income (loss) from operations	1,890,079	(5,666,668)	(7,565,926)	—	(11,342,515)
Investment loss, net	—	—	(792,907)	—	(792,907)
Total assets	$16,283,632	$33,054,207	$32,722,269	$521,041	$82,581,149

	For the nine months ended September 30, 2024
	Distribution Business	Platform Business	Fintech Business	Healthcare Business	Total

Revenue, net
- Interest income	$—	$123,468	$—	$—	$123,468
- Non-interest income	15,211,065	2,682,445	—	—	17,893,510
	15,211,065	2,805,913	—	—	18,016,978

Commission expense	7,124,313	572,630	—	—	7,696,943
Depreciation	789	46,254	21,662	—	68,705
Income (loss) from operations	3,330,885	(12,375,689)	(16,738,689)	—	(25,783,493)
Investment loss, net	—	—	(36,900)	—	(36,900)
Total assets	$13,923,909	$54,396,750	$27,575,737	$525,097	$96,421,493

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the nine months ended September 30, 2023
	Distribution Business	Platform Business	Fintech Business	Healthcare Business	Total

Revenue, net
- Interest income	$—	$117,805	$—	$—	$117,805
- Non-interest income	37,569,257	3,964,052	—	—	41,533,309
	37,569,257	4,081,857	—	—	41,651,114

Commission expense	27,133,073	1,062,667	—	—	28,195,740
Depreciation	783	216,953	20,579	—	238,315
Income (loss) from operations	5,077,269	(10,068,524)	(31,328,202)	—	(36,319,457)
Investment income, net	—	—	488,589	—	488,589
Total assets	$16,283,632	$33,054,207	$32,722,269	$521,041	$82,581,149

All of the Company’s customers and operations are based in Hong Kong.

NOTE 18－ RELATED PARTY BALANCES AND TRANSACTIONS

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

Related party balances consisted of the following:

		As of
		September 30, 2024	December 31, 2023
Balance with related parties:
Accounts receivable	(a)	$898,703	$1,094,225
Borrowings	(b)	$5,000,000	$5,000,000
Amount due to the holding company	(c)	$18,469,331	$2,906,261
Long-term investment – Investment E	(d)	$525,097	$522,531
Subscription receivable	(e)	$2,051,280	$—

(a)	Accounts receivable due from related parties represented the management service rendered to two individual close-ended investment private funds registered in the Cayman Islands, which is controlled by the holding company.

(b)	Borrowing is obtained from the Company’s major stockholder of ultimate holding company. The amount was secured, interest-bearing and repayable by the end of November 2024, as extended (see Note 11).

(c)	Amounts due to the holding company are those nontrade payables arising from transactions between the Company and the holding company, such as advances made by the holding company on behalf of the Company, advances made by the Company on behalf of the holding company, and allocated shared expenses paid by the holding company. During the nine months ended September 30, 2024 and 2023, amounts due to the holding company of nil and $12,593,384, respectively, were forgiven (see Note 14).

(d)	The Company purchased 4% equity interest in Investment E from a related party in May 2021, based on historical cost. The Company has a common director with Investment E.

(e)	Subscription receivable is related to the private placement commenced in November 2023, whose common stocks were issued to a director of the Company on May 2, 2024. The gross proceed of $2,051,280 in relation to the corresponding 1,418,680 shares of common stock is expected to be settled by the director of the Company on or before December 31, 2024.

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In the ordinary course of business, during the three and nine months ended September 30, 2024 and 2023, the Company involved with transactions, either at cost or current market prices and on the normal commercial terms among related parties. The following table provides the transactions with these parties for the periods as presented (for the portion of such period that they were considered related):

		For the three months ended September 30,		For the nine months ended September 30,
		2024	2023	2024	2023
Nature of transactions
Asset management service income	(f)	$245,456	$244,525	$729,806	$725,146
Office and operating fee charge	(g)	$1,088,453	$1,317,065	$3,280,695	$5,089,110
General and administrative expense allocated	(h)	$—	$—	$—	$1,722
Legal and professional fees	(i)	$249,999	$77,777	$749,997	$77,777

(f)	Under the management agreement, the Company shall provide management service to the portfolio assets held by two individual close-ended investment private funds in the Cayman Islands, which is controlled by the holding company, for a compensation of asset management service fee income at the predetermined rate based on the respective portfolio of asset values invested by the final customers.

(g)	Pursuant to the service agreement, the Company agreed to pay the office and administrative expenses to the holding company for the use of office premises, including, among other things, building management fees, government rates and rent, office rent, and lease-related interest and depreciation that were actually incurred by the holding company.

(h)	Certain amounts of general and administrative expenses were allocated by the holding company.

(i)	On September 19, 2023, the Company entered into an advisory services agreement with a related company, which owned by the Chairman of the Company, for a monthly fee of $83,333. The service will be terminated by either party upon 90 days prior written notice.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 19 － RISK AND UNCERTAINTIES

The Company is exposed to the following risk and uncertainties:

(a)	Concentration risk

For the three and nine months ended September 30, 2024 and 2023, the customers who accounted for 10% or more of the Company’s revenues are presented as follows:

	For the three months ended September 30,
	2024				2023
Customer	Revenues		Percentage of revenues		Revenues		Percentage of revenues
Customer A		$982,137	18%			$4,286,883	32%
Customer B	$	*	*	%	$	*	* %
Customer C	$	*	*	%		$1,503,454	11%
Customer D		$1,063,350	20%			$1,581,322	12%

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the nine months ended September 30,
	2024			2023
Customer	Revenues		Percentage of revenues	Revenues		Percentage of revenues
Customer A		$4,714,969	26%		$10,852,942	26%
Customer B	$	*	* %		$5,561,429	13%
Customer C	$	*	* %		$4,609,083	11%
Customer D		$3,426,311	19%		$4,633,225	11%
Customer E		$1,920,088	11%	$	*	* %

*	Customer who accounted for less than 10% of the total revenue during the periods.

As of September 30, 2024 and December 31, 2023, the customers who accounted for 10% or more of the Company’s outstanding receivable balances are presented as follows:

	As of
Customer	September 30, 2024		December 31, 2023
Customer A	$	*	$1,092,414
Customer C	$	*	61,455
Customer D	$	*	$1,634

*	Customer who accounted for less than 10% of the total accounts receivable as of period end.

(b)	Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents, restricted cash, accounts receivable, loans receivable, and notes receivables. Cash equivalents are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. Effective from October 1, 2024, the Hong Kong Deposit Protection Board pays compensation up to a limit of HK$800,000 (approximately $102,564) if the bank with which an individual/a company hold its eligible deposit fails. As of September 30, 2024, cash balance of $5,092,776 and fund held in escrow of $13,657,974 were maintained at financial institutions in Hong Kong, of which approximately $18,265,597 was subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company’s third-party customers that represent more than 10% of total loans receivable, and their related net loans receivable balance as a percentage of total loans receivable, as of September 30, 2024 and December 31, 2023 were as follows:

	As of
	September 30, 2024	December 31, 2023

Customer F	37.3%	37.3%
Customer G	29.7%	30.9%
Customer H	33.0%	31.8%

(c)	Economic and political risk

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

NOTE 20 － COMMITMENTS AND CONTINGENCIES

Litigation — From time to time, the Company is involved in various legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, or cash flows.

As of September 30, 2024, the Company involved with various legal proceedings:

Action Case: HCA702/2018 On March 27, 2018, the writ of summons was issued against the Company and seven related companies of the former stockholder by the Plaintiff. This action alleged the infringement of certain registered trademarks currently registered under the Plaintiff. On February 23, 2023, the Court granted leave for this action be set down for trial of 13 days, and the trial will commence on November 25, 2024. Legal counsel of the Company will continue to handle in this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonably possible loss, if any.

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Action Case: HCA765/2019 On April 30, 2019, the writ of summons was issued against the Company’s subsidiary, three related companies and the former directors, stockholders and financial consultant by the Plaintiff. This action alleged the deceit and misrepresentation from an inducement of the fund subscription and claimed for compensatory damage of approximately $2 million. On April 18, 2024, the court made an order that the plaintiff shall set the case down for trial on or before July 6, 2024 for a 7 days trial before a judge and there shall be a pre-trial review before the trial judge on a date 12 weeks before the trial. The plaintiff and the defendants agreed on a time extension until August 8, 2024 to set the case down for trial. On August 9, 2024, the Court made an order that the case be adjourned to January 14, 2025 for another case management conference. The case is on-going and parties have yet to attempt mediation. Legal counsel of the Company will continue to handle this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonably possible loss, if any.

Action Case: HCA2097 and 2098/2020 On December 15, 2020, the writs of summons were issued against the Company and the former consultant by the Plaintiff. This action alleged misrepresentation and conspiracy causing the loss from the investment in corporate bond and claimed for compensatory damage of approximately $1.67 million. The Company previously made $0.84 million as contingency loss for the year ended December 31, 2021. Parties participated in a mediation held on March 25, 2022 and negotiated for settlement through without prejudice correspondence, no settlement was reached. The case is on-going and legal counsel of the Company will continue to handle this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonably possible loss, if any.

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

Sale and Purchase Agreement — Pursuant to the agreement dated April 5, 2023, entered with Sony Life Singapore Pte. Ltd. (“SLS”), an independent third party, the Company is committed to purchase 100% equity interest in Sony Life Financial Advisers Pte. Ltd. for a cash consideration of SGD2,500,000 (equivalent to $1,882,000). On December 28, 2023, the Company and SLS entered into a second supplementary agreement to extend the closing date of the transaction from December 31, 2023 to March 31, 2024. On March 29, 2024, the Company and SLS entered into a third supplementary agreement to extend the closing date of the transaction from March 31, 2024 to May 9, 2024. Pursuant to the third supplementary agreement, the Company paid SGD250,000 (equivalent to $188,200) to SLS as the partial payment to cash consideration on April 12, 2024. On May 9, 2024, the Company and SLS entered into a fourth supplementary agreement to extend the closing date of the transaction from May 9, 2024 to May 20, 2024. On June 18, 2024, the Company and SLS entered into a fifth supplementary agreement to extend the closing date of the transaction from May 20, 2024 to July 31, 2024. Pursuant to the fifth supplementary agreement, the Company paid an aggregate of SGD150,000 (equivalent to $112,920) as the extension fee and indemnification fee in July 2024. On September 25, 2024, the Company and SLS entered into a sixth supplementary agreement to extend the closing date of the transaction from July 31, 2024 to October 31, 2024. Up to the date of the unaudited condensed consolidated financial statements available to be issued, further extension on the closing date of the transaction is under negotiation between SLS and the Company.

Nasdaq Compliance — On March 20, 2024, Nasdaq granted an additional 180 calendar days period or until September 16, 2024, to the Company to regain the compliance. On May 3, 2024, the closing bid price of the common stocks of the Company has been over $1.00 per share for a minimum of 10 consecutive trading days. Accordingly, Nasdaq confirmed that the Company regained compliance with Rule 5550(a)(2) and that this matter is now closed.

TRILLER GROUP INC.

(Formerly AGBA Group Holding Limited)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 21 － SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2024, up to November 14, 2024 that the unaudited condensed consolidated financial statements were available to be issued.

On October 1, 2024 and October 14, 2024, the Company effected a Forward Split and a Reverse Split, respectively. Details are described in Note 1.

On October 15, 2024, the Company consummated the Merger Transaction and the details are described in Note 4.

On October 31, 2024, the Company entered into a preliminary sales and purchase agreement with an independent third party to sell an office premises with a cash consideration of approximately $1.6 million. The transaction will be completed in February 2025. As of September 30, 2024, the carrying value of the office premises was approximately $1.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us”, “the Group” or the “Company” refer to Triller Group Inc. (formerly AGBA Group Holding Limited (“AGBA”)). References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

Triller Group Inc. is formed in the State of Delaware, on October 15, 2024, which was established to domicile its legal jurisdiction from British Virgin Islands to the State of Delaware.

Merger Transaction

In April 2024, we entered into a certain Agreement and Plan of Merger (the “Original Merger Agreement”) by and between our subsidiary, AGBA Social Inc., Triller Corp., a Delaware corporation (“Triller”), and Bobby Sarnevesht, as sole representative of the Triller stockholders. On August 30, 2024, all parties further entered into an Amended and Restated Agreement and Plan of Merger (as further amended, the “Merger Agreement”). The Merger Agreement has amended, restated and superseded the Original Merger Agreement accordingly (the “Merger Transaction”).

On September 19, 2024, our shareholders approved the Merger Transaction and other related proposals at the extraordinary general meeting of shareholders.

On October 15, 2024, we consummated the Merger Transaction and issued an aggregate of 107,674,877 shares of our common stock, 11,801,804 shares of our Series A-1 preferred stock, and 30,851 shares of our Series B preferred stock.

Domestication and Name Change

In connection with the Merger Transaction, we completed the domestication of our jurisdiction to domicile from British Virgin Islands to the State of Delaware, United States of America, and changed our company name from “AGBA Group Holding Limited” to “Triller Group Inc.”

Forward and Reverse Stock Splits

On October 1, 2024, we effected a 1.9365-to-1 forward stock split (the “Forward Split”), resulting increase in the total number of authorized ordinary shares from 1,500,000,000 to 2,904,753,145, increase in the outstanding ordinary shares from 97,736,035 shares to 189,265,804 shares and reduction of par value from $0.001 to $0.00516395 per share.

Further, on October 15, 2024, we effected a 1-for-4 reverse stock split (the “Reverse Split”), resulting in the proportional adjustments to the par value of the ordinary shares, the authorized number of ordinary shares, and the number of outstanding ordinary shares. Proportional adjustments were also made to all outstanding warrants and common warrants in accordance with their respective terms. All fractional shares were rounded up to the nearest whole share with respect to outstanding ordinary shares. All share numbers and per share amounts are retroactively presented in this Form 10-Q to reflect the impact of the Forward Split and the Reverse Split if they had taken effect on January 1, 2023.

Nasdaq Trading

To date, our common stock and public warrants are traded on the Nasdaq Capital Market under the symbol “ILLR” and “ILLRW,” respectively, which were previously traded under the symbol “AGBA” and “AGBAW.”

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

Channel	Description
Financial Advisors Business (“FA Business”)	“Focus” is engaged in the distribution of life insurance, asset management, property-casualty and Mandatory Provident Fund products through its teams of independent financial advisors (brokers).

Alternative Distribution Business	A collection of distribution channels, including salaried financial planners targeting HNWI, development teams pursuing corporate partnerships and incubating financial advisors teams.

Digital Business	ILLR Money is a direct-to-consumer digital app that provides various financial products and services to retail customers.

Our largest distribution channel is the FA Business, operating under the brand name Focus. With its large salesforce of financial advisors, “Focus” provides a wide range of financial products and independent advisory services to individual and corporate customers, primarily in connection with life insurance products. Our FA Business has been the clear market leader in the insurance brokerage industry in Hong Kong for decades, building up a large and highly productive salesforce. As of September 30, 2024, there were around 562 financial advisors at “Focus”, organized into 10 sales teams. Each team is led by a “tree head”, responsible for managing the financial advisors within their teams.

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

For the nine months ended September 30, 2024, the Company made $15.21 million from commission in the Distribution Business. The revenue attributed to the Company during the first half year of 2024 only captured an insignificant portion of the revenues actually generated by the financial advisors currently associated with Focus.

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

Currently, our platform financial services and investment products mainly comprise mutual fund distributions, portfolio management, money lending, insurance and Mandatory Provident Fund (MPF) products, and international real estate referral and brokerage services, as discussed below:-

The OnePlatform brand currently covers 80 insurance providers selling 1,183 products, and 53 asset management fund houses with over 1,141 products.

Fintech Business

The Fintech Business has collected an ensemble of valuable fintech assets in its investment portfolio. Fintech Business’ management team has strived to establish the business as a leading name in the fintech investment sector.

Core Fintech investments held under the Fintech Business as of September 30, 2024 include:

1.	An investment in Tandem Money Limited, a UK digital bank.

2.	An investment in CurrencyFair Limited, a B2B and B2C payments company.

3.	An investment in Oscar Health Inc., a US direct-to-consumer digital health insurer.

4.	An investment in Goxip Inc., a fashion media platform based in Hong Kong.

	Carrying amount in
	US$ thousands (1)
	September 30,	December 31,
	2024	2023
Tandem Money Limited	17,751	16,880
CurrencyFair Limited	5,887	5,827
Oscar Health Inc.(2)	—	—
Goxip Inc.	306	342
LC Healthcare Fund I, L.P. (3)	—	2,152

Notes:

(1)	Carrying amount represents Fintech’s attributable interest in the investment portfolio asset.

(2)	The Company partially sold 993,108 shares of Oscar Health Inc. on Nasdaq Stock Exchange with an average current market price of $4.01 per share in 2023.

(3)	On February 5, 2024, the Company sold all its equity interest in LC Healthcare Fund I, L.P. to an independent third party for a consideration of $2.15 million.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023:

The following tables set forth our results of operations for the periods presented in U.S. dollars (in thousands):

	Three months ended September 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
Revenues:
Interest income:
Loans	$60	$41	19	46.34
Total interest income	60	41	19	46.34
Non-interest income:
Commissions	4,785	12,169	(7,384)	(60.68)
Recurring asset management service fees	349	752	(403)	(53.59)
Recurring asset management service fees, related party	246	245	1	0.41
Total non-interest income	5,380	13,166	(7,786)	(59.14)
Total revenues	5,440	13,207	(7,767)	(58.81)
Operating expenses:
Interest expense	(1,148)	(393)	755	192.11
Commission expense	(1,934)	(8,916)	(6,982)	(78.31)
Sales and marketing expense	(93)	(754)	(661)	(87.67)
Research and development expense	(401)	(741)	(340)	(45.88)
Personnel and benefit expense	(6,827)	(7,764)	(937)	(12.07)
Legal and professional fee	(2,594)	(3,453)	(859)	(24.88)
Legal and professional fee, related party	(250)	(78)	172	220.51
Office and operating fee, related party	(1,088)	(1,317)	(229)	(17.39)
Provision for allowance for expected credit losses	(135)	(328)	(193)	(58.84)
Other general and administrative expenses	(1,153)	(806)	347	43.05
Total operating expenses	(15,623)	(24,550)	(8,927)	(36.36)
Loss from operations	(10,183)	(11,343)	(1,160)	(10.23)
Other income (expense):
Interest income	302	17	285	1,676.47
Foreign exchange gain (loss), net	1,105	(864)	1,969	227.89
Investment loss, net	—	(793)	(793)	(100.00)
Change in fair value of warrant liabilities	(632)	1	(633)	(63,300.00)
Rental income	—	79	(79)	(100.00)
Sundry income	26	38	(12)	(31.58)
Total other income (expense), net	801	(1,522)	2,323	152.63
Loss before income taxes	(9,382)	(12,865)	(3,483)	(27.07)
Income tax expense	(37)	(56)	(19)	(33.93)
NET LOSS	$(9,419)	$(12,921)	(3,502)	(27.10)

Revenue

The following table summarizes the major operating revenues for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
Business segment
Distribution Business	$4,701	$11,876	(7,175)	(60.42)
Platform Business	739	1,331	(592)	(44.48)
Fintech Business	—	—	—	—
Healthcare Business	—	—	—	—
TOTAL	$5,440	$13,207	(7,767)	(58.81)

Distribution Business

The Distribution Business contributed 86.42% and 89.92% of the total revenue for the three months ended September 30, 2024 and 2023, respectively. Income from the Distribution Business mainly related to commissions earned, which decreased by US$7.2 million, or 60.42%, from US$11.9 million in 2023 to US$4.7 million in 2024. The decrease in revenue primarily attributed from the economic recession and outward migration in Hong Kong. The largest segment of the Distribution Business is our FA Business, operated under the “Focus” brand name.

Summarized revenue breakdown by product and type of contracts:

	Three months ended September 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
By product:
Life insurance	$3,921	$11,147	(7,226)	(64.82)
Property-casualty insurance	639	467	172	36.83
Mandatory provident fund and related revenues	141	262	(121)	(46.18)
	4,701	11,876	(7,175)	(60.42)

By the type of contracts:
- New and or current year	4,701	11,496	(6,795)	(59.11)
- Recurring	—	380	(380)	(100.00)
TOTAL	$4,701	$11,876	(7,175)	(60.42)

Platform Business

The Platform Business contributed 13.58% and 10.08% of the total revenue for the three months ended September 30, 2024 and 2023, respectively.

	Three months ended September 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
Commission	$84	$293	(209)	(71.33)
Recurring service fees	595	996	(401)	(40.26)
Loans	60	42	18	42.86
TOTAL	$739	$1,331	(592)	(44.48)

Operating Expenses

Interest Expense

Interest expense increased by US$0.8 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase was mainly attributed to the interest expense and amortization of the debt discount on convertible notes payable.

Commission Expense

	Three months ended September 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
Business segment
Distribution Business	$1,843	$8,593	(6,750)	(78.55)
Platform Business	91	323	(232)	(71.83)
Fintech Business	—	—	—	—
Healthcare Business	—	—	—	—
TOTAL	$1,934	$8,916	(6,982)	(78.31)

The Distribution Business contributed 95.29% and 96.38% of the total commission expense for the three months ended September 30, 2024 and 2023, respectively. Commission expense for the Distribution Business decreased by US$6.8 million, or 78.55%, from US$8.6 million in 2023 to US$1.8 million in 2024. As a result of the decrease in revenue associated with the Distribution Business, commission expense decreased correspondingly.

Sales and Marketing Expense

Sales and marketing expense decreased by US$0.7 million or 87.67% for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease in sales and marketing expense is mainly attributed to lower spending associated with “AGBA” corporate branding and associated product campaigns for celebrating the successful listing.

Research and Development Expense

Research and development expense decreased by US$0.3 million or 45.88% for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The slight decrease was primarily due to decreased in headcounts.

Personnel and Benefit Expense

	Three months ended September 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
Personnel and benefit	$3,517	$6,446	(2,929)	(45.44)
Share-based compensation to employees	3,310	1,318	1,992	151.14
TOTAL	$6,827	$7,764	(937)	(12.07)

Personnel and benefit cost decreased by US$1.0 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease was primarily attributable to the reduction of headcounts during the period.

Share-based compensation for employees increased by US$2.0 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase was primarily due to the issuance of common stocks to our independent directors under the 2024 Equity Incentive Plan and issuance of common stocks to our officers and employees to compensate for their contributions of services and performance, offset by the decrease in the amortization of the fair value of the restricted share units due to the vested and forfeited shares in 2024. The fair value of the restricted share units is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis.

Legal and Professional Fees

	Three months ended September 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
Legal and professional fee	$1,915	$1,301	614	47.19
Legal and professional fee, related party	250	78	172	220.51
Consulting fees (share-based related)	679	2,152	(1,473)	(68.45)
TOTAL	$2,844	$3,531	(687)	(19.46)

Legal and professional fees in aggregate decreased by US$0.7 million, or 19.46%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease was primarily attributed to the decrease in the consulting fees incurred during the period, which settled by the issuance of our common stocks.

Legal and professional fees, related party of $0.3 million for the three months ended September 30, 2024 represented the advisory service fee paid to a related company which owned by the Chairman of the Company.

Consulting fees under share-based compensation for the three months ended September 30, 2024 was mainly related to the corporate strategic consultancy, intelligence technology consultancy, and business marketing service rendered by certain third party consultants, equal to 5,349,582 shares of common stock at the market price ranging from US$0.339 to US$2.5111 per share.

Other General and Administrative Expense

	Three months ended September 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
Depreciation on property and equipment	$23	$23	—	—
Depreciation on right-of-use assets	467	446	21	4.71
Financial data subscription expense	67	155	(88)	(56.77)
Interest expense on lease liabilities	173	199	(26)	(13.07)
Building management fee and utilities	247	166	81	48.80
Overseas travelling expense	52	129	(77)	(59.69)
Other operating expenses	124	(312)	436	139.74
TOTAL	$1,153	$806	347	43.05

Total other general and administrative expenses increased US$0.3 million, or 43.05%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The net increase was mainly due to the increase in building management fee and utilities of US$0.08 million and other operating expenses of US$0.4 million, offset by the decrease in depreciation on right-of-use assets of US$0.09 million, and overseas travelling expense of US$0.08 million. The depreciation on right-of-use assets and the interest expense on lease liabilities were mainly attributed to the commercial operating lease entered with an independent third party for the use of an office premises in Hong Kong. The lease has original terms exceeding one year, but not more than three years with an option to renew for a further term of three years.

Loss from Operations

Loss from operations decreased by US$1.2 million, or 10.23%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease was mainly attributable to the decrease in operating expenses of US$8.9 million, offset by the decrease in revenues of $7.8 million.

Other Income (Expense), net

Interest Income

Interest income increased by US$0.3 million for the three months ended September 30, 2024.

Foreign Exchange Gain (Loss), net

Foreign exchange gain (loss), net mainly represented the unrealized net foreign exchange gain (loss) from the translation of long-term investments which are mostly denominated in Sterling. The net foreign exchange gain increased by US$2.0 million or 227.89% for the three months ended September 30, 2024, as compared to the net foreign exchange loss for the three months ended September 30, 2023, due to the continuous strong Sterling exchange rate.

Investment Loss, Net

Investment loss decreased by US$0.8 million, or 100.00%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, mainly because of the decrease in unrealized loss in non-marketable equity securities of US$1.0 million, and decrease in dividend income of US$0.2 million.

Change in fair value of warrant liabilities

We classified the SPAC Private Warrants, Warrant – Class A, and Common Warrants as liabilities at their fair value and adjust them to fair value at each reporting period. These warrant liabilities are subject to re-measurement of each balance sheet date until exercised. For the three months ended September 30, 2024 and 2023, we recognized the change in fair value in aggregate of $0.6 million and nil in our condensed consolidated statements of operations and comprehensive loss.

Net Loss

Net loss decreased by US$3.5 million, or 27.10% for the three months ended September 30, 2024, as compared to three months ended September 30, 2023, primarily due to the decrease in operating expense of US$8.9 million, offset by the decrease in total revenues of US$7.8 million and increase in other income of US$2.3 million.

Nine months ended September 30, 2024 vs nine months ended September 30, 2023

	Nine months ended September 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
Revenues:
Interest income:
Loans	$123	$118	5	4.24
Total interest income	123	118	5	4.24
Non-interest income:
Commissions	15,661	38,507	(22,846)	(59.33)
Recurring asset management service fees	1,503	2,301	(798)	(34.68)
Recurring asset management service fees, related party	730	725	5	0.69
Total non-interest income	17,894	41,533	(23,639)	(56.92)
Total revenues	18,017	41,651	(23,634)	(56.74)
Operating expenses:
Interest expense	(1,723)	(806)	917	113.77
Commission expense	(7,697)	(28,196)	(20,499)	(72.70)
Sales and marketing expense	(606)	(3,125)	(2,519)	(80.61)
Research and development expense	(1,354)	(2,678)	(1,324)	(49.44)
Personnel and benefit expense	(18,364)	(22,672)	(4,308)	(19.00)
Legal and professional fee	(4,707)	(12,423)	(7,716)	(62.11)
Legal and professional fee, related party	(750)	(78)	672	861.54
Office and operating fee, related party	(3,281)	(5,089)	(1,808)	(35.53)
Provision for allowance for expected credit losses	(1,878)	(661)	1,217	184.12
Other general and administrative expenses	(3,441)	(2,242)	1,199	53.48
Total operating expenses	(43,801)	(77,970)	(34,169)	(43.82)
Loss from operations	(25,784)	(36,319)	(10,535)	(29.01)
Other income (expense):
Interest income	390	385	5	1.30
Foreign exchange gain, net	826	41	785	1,914.63
Investment (loss) income, net	(37)	489	(526)	(107.57)
Change in fair value of warrant liabilities	(4,281)	3	(4,284)	(142,800.00)
Change in fair value of forward share purchase liability	—	(82)	(82)	(100.00)
Loss on settlement of forward share purchase agreement	—	(379)	(379)	(100.00)
Rental income	14	217	(203)	(93.55)
Sundry income	121	122	(1)	(0.82)
Total other (expense) income, net	(2,967)	796	(3,763)	(472.74)
Loss before income taxes	(28,751)	(35,523)	(6,772)	(19.06)
Income tax expense	(98)	(56)	42	75.00
NET LOSS	$(28,849)	$(35,579)	(6,730)	(18.92)

Revenue

The following table summarizes the major operating revenues for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
Business segment
Distribution Business	$15,211	$37,569	(22,358)	(59.51)
Platform Business	2,806	4,082	(1,276)	(31.26)
Fintech Business	—	—	—	—
Healthcare Business	—	—	—	—
TOTAL	$18,017	$41,651	(23,634)	(56.74)

Distribution Business

The Distribution Business contributed 84.43% and 90.20% of the total revenue for the nine months ended September 30, 2024 and 2023, respectively. Income from the Distribution Business mainly related to commissions earned, which significantly decreased by US$22.4 million, or 59.51%, from US$37.6 million in 2023 to US$15.2 million in 2024. The largest segment of the Distribution Business is our FA Business, operated under the “Focus” brand name. The decrease in revenue primarily attributed from the economic recession and outward migration in Hong Kong.

Summarized revenue breakdown by product and type of contracts:

	Nine months ended September 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
By product:
Life insurance	$13,811	$35,286	(21,475)	(60.86)
Property-casualty insurance	1,034	1,523	(489)	(32.11)
Mandatory provident fund and related revenues	366	760	(394)	(51.84)
	15,211	37,569	(22,358)	(59.51)

By the type of contracts:
- New and or current year	15,130	36,944	(21,814)	(59.05)
- Recurring	81	625	(544)	(87.04)
TOTAL	$15,211	$37,569	(22,358)	(59.51)

Platform Business

The Platform Business contributed 15.57% and 9.80% of the total revenue for the nine months ended September 30, 2024 and 2023, respectively.

	Nine months ended September 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
Commission	$450	$938	(488)	(52.03)
Recurring service fees	2,233	3,026	(793)	(26.21)
Loans	123	118	(5)	(4.24)
TOTAL	$2,806	$4,082	(1,276)	(31.26)

Operating Expenses

Commission Expense

	Nine months ended September 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
Business segment
Distribution Business	$7,124	$27,133	(20,009)	(73.74)
Platform Business	573	1,063	(490)	(46.10)
Fintech Business	—	—	—	—
Healthcare Business	—	—	—	—
TOTAL	$7,697	$28,196	(20,499)	(72.70)

The Distribution Business contributed 92.56% and 96.23% of the total commission expense for the nine months ended September 30, 2024 and 2023, respectively. Commission expense for the Distribution Business decreased by US$20.0 million, or 73.74%, from US$27.1 million in 2023 to US$7.1 million in 2024. As a result of the decrease in revenue associated with the Distribution Business, commission expense decreased correspondingly.

Sales and Marketing Expense

Sales and Marketing expense decreased by US$2.5 million or 80.61%, from US$3.1 million in 2023 to US$0.6 million in 2024. The decrease in sales and marketing expense is mainly attributed to lower spending associated with “AGBA” corporate branding and associated product campaigns for celebrating the successful listing.

Research and Development Expense

Research and development expense decreased by US$1.3 million or 49.44%, from US$2.7 million in 2023 to US$1.4 million in 2024. The decrease was primarily due to decreased in headcounts.

Personnel and Benefit Expense

	Nine months ended September 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
Personnel and benefit	$12,987	$18,719	(5,732)	(30.62)
Share-based compensation to employees	5,377	3,953	1,424	36.02
TOTAL	$18,364	$22,672	(4,308)	(19.00)

Personnel and benefit cost decreased by US$4.3 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The decrease was primarily due to the decrease in headcounts in both Platform Business and Distribution Business.

Share-based compensation for employees increased by US$1.4 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was primarily due to the issuance of common stocks to our independent directors under the 2024 Equity Incentive Plan and issuance of common stocks to our officers and employees to compensate for their contributions of services and performance, offset by the decrease in the amortization of the fair value of the restricted share units due to the vested and forfeited shares in 2024. The fair value of the restricted share units is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis.

Legal and Professional Fees

	Nine months ended September 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
Legal and professional fees	$3,612	$4,396	(784)	(17.83)
Legal and professional fees, related party	750	78	672	861.54
Consulting fees (share-based related)	1,095	8,027	(6,932)	(86.36)
TOTAL	$5,457	$12,501	(7,044)	(56.35)

Legal and professional fees in aggregate decreased by US$7.0 million, or 56.35%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The decrease was primarily attributed to the decrease in the consulting fees incurred during the period, which settled by the issuance of our common stocks.

Legal and professional fees, related party of $0.8 million for the nine months ended September 30, 2024 represented the advisory service fee paid to a related company which owned by the Chairman of the Company.

Consulting fees under share-based compensation for the nine months ended September 30, 2024 was mainly related to the corporate strategic consultancy, intelligence technology consultancy, and business marketing service rendered by certain third party consultants, equal to 6,078,488 shares of common stock at the market price ranging from US$0.339 to US$2.5111 per share.

Other General and Administrative Expenses

	Nine months ended September 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
Depreciation on property and equipment	$69	$238	(169)	(71.01)
Depreciation on right-of-use assets	1,386	594	792	133.33
Financial data subscription expense	254	294	(40)	(13.61)
Interest expense on lease liabilities	542	266	276	103.76
Building management fee and utilities	749	633	116	18.33
Overseas travelling expense	256	350	(94)	(26.86)
Other operating expenses	185	(133)	318	239.10
TOTAL	$3,441	$2,242	1,199	53.48

Total other general and administrative expenses increased by US$1.2 million, or 53.48%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The net increase was mainly due to the increase in depreciation on right-of-use assets of US$0.8 million, interest expense on lease liabilities of US$0.3 million, building management fee and utilities of US$0.1 million, and other operating expenses of $0.3 million, offset by the decrease in depreciation on property and equipment of US$0.2 million. The depreciation on right-of-use assets and the interest expense on lease liabilities were mainly attributed to the commercial operating lease entered with an independent third party for the use of an office premises in Hong Kong. The lease has original terms exceeding one year, but not more than three years with an option to renew for a further term of three years.

Loss from Operations

Loss from operations decreased by US$10.5 million, or 29.01%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The decrease was mainly attributable to the significant decrease in operating expenses of $34.2 million, offset by decrease in revenues of $23.6 million.

Other Income (Expense), net

Foreign Exchange Gain, net

Foreign exchange gain, net mainly represented the unrealized net foreign exchange gain from the translation of long-term investments which are mostly denominated in Sterling. The net foreign exchange gain increased by US$0.8 million or 1,914.63% for the nine months ended September 30, 2024, as compared to the net foreign exchange gain for the nine months ended September 30, 2023, due to continuous strong Sterling exchange rate.

Investment (Loss) Income, Net

	Nine months ended September 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
Realized gain in marketable equity securities	$1	$1,543	(1,542)	(99.94)
Unrealized loss in non-marketable equity securities	(38)	(2,458)	(2,420)	(98.45)
Dividend income	—	1,404	(1,404)	(100.00)
TOTAL	$(37)	$489	(526)	(107.57)

Investment loss decreased by US$0.5 million, or 107.57%, for the nine months ended September 30, 2024, as compared to the investment income for the nine months ended September 30, 2023, mainly because of the decrease in realized gain in marketable equity securities of US$1.5 million, decrease in dividend income of US$1.4 million, and offset by the decrease in unrealized loss in non-marketable equity securities of US$2.4 million. The decrease in realized gain in marketable equity securities and dividend income was mainly due to the disposal of long-term investments.

Change in Fair Value of Warrant Liabilities

We classified the SPAC Private Warrants, Warrants – Class A, and Common Warrants as liabilities at their fair value and adjust them to fair value at each reporting period. These warrant liabilities are subject to re-measurement of each balance sheet date until exercised. For the nine months ended September 30, 2024 and 2023, we recognized the change in fair value in aggregate of $(4.3) million and $0.003 million, respectively in our condensed consolidated statements of operations and comprehensive loss.

Rental Income

Rental income was earned from the leasing of our owned office premises. For the nine months ended September 30, 2024, the rental income decreased by US$0.2 million, or 93.55%, as compared to the nine months ended September 30, 2023 was resulted from the sale of one of the office premises in 2023.

Income Tax Expense

Income tax expense increased by US$0.04 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily attributable to the provision of income tax during the period.

Net Loss

Net loss decreased by US$6.7 million, or 18.92% for the nine months ended September 30, 2024, as compared to nine months ended September 30, 2024, primarily due to the decrease in operating expenses of US$34.2 million, offset by the decrease in revenue of $23.6 million and other expense, net of US$3.8 million.

Liquidity and Capital Resources

Sources of Liquidity

We have a history of operating losses and negative cash flow. For the nine months ended September 30, 2024, we reported a net loss of US$28.8 million and reported a negative operating cash flow of US$20.7 million. As of September 30, 2024, our cash balance was US$5.1 million for working capital use. Our management estimates that currently available cash will not be able to provide sufficient funds to meet the planned obligations for the next 12 months.

Our ability to continue as a going concern is dependent on our ability to successfully implement our plans. Our management believes that it will be able to continue to grow our revenue base and control expenditures. In parallel, ILLR continually monitors its capital structure and search for potential funding alternatives in order to finance our business development activities and operating expenses. ILLR is continuing its plan to further grow and expand operations and seek sources of capital to pay the contractual obligations as they come due. To access capital to fund operations or provide growth capital, we will need to raise capital in one or more debt and/or equity offerings. Although there is no assurance that, if needed, we will be able to pursue these fundraising initiatives and have access to the capital markets going forward. The unaudited condensed consolidated financial statements attached to this Form 10-Q do not include any adjustments that might result from the outcome of these uncertainties.

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

Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenues growth, the timing and extent of spending on sales and marketing, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our brand, and overall economic conditions. We may also seek additional capital to fund our operations, including through the sale of equity or debt financings. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Cash Flows

As of September 30, 2024, we had cash and cash equivalents totaling $5.1 million, and $13.7 million in restricted cash.

As of December 31, 2023, we had cash and cash equivalents totaling $1.9 million, and $16.8 million in restricted cash.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2024	2023
	(US$ in thousands)
Net cash used in operating activities	$(20,742)	$(33,365)
Net cash provided by investing activities	2,580	4,687
Net cash provided by (used in) financing activities	18,254	(415)
Effect on exchange rate change on cash and cash equivalents	(19)	(26)
Net change in cash, cash equivalents and restricted cash	73	(29,119)
Cash, cash equivalents and restricted cash, at the beginning	18,678	51,294
Cash, cash equivalents and restricted cash, at the end	$18,751	$22,175
Representing as:
Cash and cash equivalents	5,093	1,622
Restricted cash – fund held in escrow	13,658	20,553
	$18,751	$22,175

The following table sets forth a summary of our working capital:

	September 30, 2024	December 31, 2023	Variance
	(US$ in thousands)		$	%
Total Current Assets	$52,073	$25,619	26,454	103.26
Total Current Liabilities	92,562	47,840	44,722	93.48
Working Capital Deficit	$(40,489)	$(22,221)	18,268	82.21

Working Capital Deficit

The working capital deficit as of September 30, 2024 and December 31, 2023 was amounted to approximately US$40.5 million and US$22.2 million, respectively, an increase of US$18.3 million or 82.21%. The increase was mainly attributed to the issuance of convertible promissory note payable of $32.5 million and warrant liabilities of $4.3 million, offset by the receivable from Triller LLC of $28.3 million and deposit, prepayments, and other receivables, net of $1.8 million.

Cash Flows from Operating Activities

Net cash used in operating activities was US$20.7 million and US$33.4 million for the nine months ended September 30, 2024 and 2023, respectively.

Net cash used in operating activities for the nine months ended September 30, 2024 was primarily the result of the net loss of US$28.8 million, deposits, prepayments, and others receivable of US$0.6 million, decrease in accounts payable and accrued liabilities of US$2.3 million, decrease in escrow liabilities of US$3.2 million, decrease in lease liabilities of US$1.5 million and decrease in income tax payable of US$0.1 million. These amounts were partially offset by the decrease in accounts receivable of US$0.7 million, loans receivable of US$0.05 million, and non-cash adjustments consisting of share-based compensation expense of US$6.4 million, non-cash lease expense of US$1.9 million, depreciation of property and equipment of US$0.07 million, interest income on loans receivable of US$0.1 million, interest income on promissory note receivables of US$0.4 million, interest expense on convertible promissory notes payable of $1.1 million, interest expense on borrowings of $0.6 million, net foreign exchange gain of US$0.8 million, provision for allowance for expected credit losses of US$1.9 million, and change in fair value of warrant liabilities of US$4.3 million.

Net cash used in operating activities for the nine months ended September 30, 2023 was primarily the result of the net loss of US$35.6 million, an increase in accounts receivable of US$0.6 million, increase in deposits, prepayments, and others receivable of US$2.9 million, decrease in escrow liabilities ofUS$8.9 million, decrease in lease liabilities of US$0.6 million and decrease in income tax payable of US$0.1 million. These amounts were partially offset by the decrease in loans receivable of US$0.1 million, increase in accounts payable and accrued liabilities of US$5.5 million, and non-cash adjustments consisting of share-based compensation expense ofUS$12.0million, non-cash lease expense of US$0.9 million, depreciation of property and equipment of US$0.2 million, interest income on loans receivable of US$0.1 million, interest income on notes receivable of US$0.02 million, net foreign exchange gain of US$0.04 million, net investment income of US$0.5 million, allowance for credit losses on financial instruments of US$0.7 million, loss on settlement of forward share purchase agreement of US$0.4 million and reversal of annual bonus accrued in prior year of US$3.8 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2024 of US$2.6 million was primarily due to proceeds from sale of long-term investments of US$2.2 million and proceeds from sale of convertible notes receivable of US$0.4 million.

Net cash provided by investing activities for the nine months ended September 30, 2023 of US$4.7 million was primarily due to proceeds from sale of investments of US$4.0 million, dividend received from long-term investments of US$1.4 million, offset by the purchase of notes receivable of US$0.6million and purchase of property and equipment of US$0.1 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 of US$18.3 million was primarily due to advances from the holding company of US$15.6 million, proceeds from convertible promissory note payable of US$23.4 million, offset by repayments of borrowings of US$0.8 million and issuance of promissory notes to Triller LLC of US$20.0 million.

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

For the nine months ended September 30, 2024, we reported a net loss of approximately US$28.8 million. With a significant decrease in our revenues, described in the paragraph below, we had an accumulated deficit of approximately US$94.4 million as of September 30, 2024.

Coupled with the economic recession in Hong Kong, we reported a sales decline with total revenue of approximately US$18.1 million for the nine months ended September 30, 2024 (nine months ended September 30, 2023: US$41.7 million) and resulting with an operating loss of approximately US$25.8 million (nine months ended September 30, 2023: US$36.3 million). We expect to continue our business growth, while closely monitoring our future spending.

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

Capital Commitments

Sale and Purchase Agreement — Pursuant to the agreement dated April 5, 2023, entered with Sony Life Singapore Pte. Ltd. (“SLS”), an independent third party, the Company is committed to purchase 100% equity interest in Sony Life Financial Advisers Pte. Ltd. for a cash consideration of SGD2,500,000 (equivalent to $1,882,000). On December 28, 2023, the Company and SLS entered into a second supplementary agreement to extend the closing date of the transaction from December 31, 2023 to March 31, 2024. On March 29, 2024, the Company and SLS entered into a third supplementary agreement to extend the closing date of the transaction from March 31, 2024 to May 9, 2024. Pursuant to the third supplementary agreement, the Company paid SGD250,000 (equivalent to $188,200) to SLS as the partial payment to cash consideration on April 12, 2024. On May 9, 2024, the Company and SLS entered into a fourth supplementary agreement to extend the closing date of the transaction from May 9, 2024 to May 20, 2024. On June 18, 2024, the Company and SLS entered into a fifth supplementary agreement to extend the closing date of the transaction from May 20, 2024 to July 31, 2024. Pursuant to the fifth supplementary agreement, the Company paid an aggregate of SGD150,000 (equivalent to $112,920) as the extension fee and indemnification fee in July 2024. On September 25, 2024, the Company and SLS entered into a sixth supplementary agreement to extend the closing date of the transaction from July 31, 2024 to October 31, 2024. Up to the date of the unaudited condensed consolidated financial statements available to be issued, further extension on the closing date of the transaction is under negotiation between SLS and the Company.

Nasdaq Compliance — On March 20, 2024, Nasdaq granted an additional 180 calendar days period or until September 16, 2024, to the Company to regain the compliance. On May 3, 2024, the closing bid price of the common stocks of the Company has been over $1.00 per share for a minimum of 10 consecutive trading days. Accordingly, Nasdaq confirmed that the Company regained compliance with Rule 5550(a)(2) and that this matter is now closed.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of September 30, 2024, the Company involved with various legal proceedings:

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

Action Case: HCA765/2019 On April 30, 2019, the writ of summons was issued against the Company’s subsidiary, three related companies and the former directors, shareholders and financial consultant by the Plaintiff. This action alleged the deceit and misrepresentation from an inducement of the fund subscription and claimed for compensatory damage of approximately $2 million (equal to HK$17.1 million). On April 18, 2024, the court made an order that the plaintiff shall set the case down for trial on or before July 6, 2024 for a 7 days trial before a judge and there shall be a pre-trial review before the trial judge on a date 12 weeks before the trial. The plaintiff and the defendants agreed on a time extension until August 8, 2024 to set the case down for trial. On August 9, 2024, the Court made an order that the case be adjourned to January 14, 2025 for another case management conference. The case is on-going and parties have yet to attempt mediation. Legal counsel of the Company will continue to handle this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonably possible loss, if any.

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

Triller Group Inc.

Date: November 14, 2024	By:	/s/ Ng Wing Fai
	Name:	Ng Wing Fai
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Shu Pei Huang, Desmond
	Name:	Shu Pei Huang, Desmond
	Title:	Acting Chief Financial Officer
(Principal Financial and Accounting Officer)