Form 10-K
period 2024-12-31
Triller Group Inc.
filed 2026-01-26
CIK 1769624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-38909

TRILLER GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1473901
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7119 West Sunset Boulevard, Suite 782 Los Angeles, CA	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  310-893-5090

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stocks, $0.001 par value	ILLR	NASDAQ Capital Market
Warrants, each warrant exercisable for one-quarter of one share of Common Stock for $23.00 per full share	ILLRW	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares of the registrant held by non-affiliates of the registrant was $58,706,055.

The number of shares of the ordinary shares of the registrant outstanding as of January 21, 2026 was 197,266,991.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TRILLER GROUP INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

i

FREQUENTLY USED TERMS

Unless otherwise stated in this Annual Report on Form 10-K or unless the context requires otherwise, references in this annual report to:

●	“B2B” means TAG International Limited, a BVI business company and wholly-owned subsidiary of the Company;

●	“B2BSub” means TAG Asset Partners Limited, a BVI business company and wholly-owned subsidiary of B2B;

●	“BVI” means the British Virgin Islands;

●	“China,” “mainland China,” or the “PRC” means the People’s Republic of China;

●	“Convoy Global” means Convoy Global Holdings Limited, TAG’s ultimate parent company;

●	“COVID-19” means the novel coronavirus, SARS-CoV-2;

●	“Exchange Act” means the Securities Exchange Act of 1934, as amended;

●	“fintech” means financial services technology;

●	“Fintech” means TAG Asia Capital Holdings Limited;

●	“Greater Bay Area” or “GBA” means the geographic region comprising Macau, Guangzhou, Shenzhen, and the surrounding area;

●	“HKCC” means Hong Kong Credit Corporation Limited;

●	“HKSub” means OnePlatform International Limited, a Hong Kong company and wholly-owned subsidiary of B2BSub;

●	“Hong Kong” means the Hong Kong Special Administrative Region of the People’s Republic of China;

●	“Hong Kong Dollars” or “HK$” means the lawful currency of Hong Kong;

●	“IPO” means the initial public offering of AGBA Acquisition Limited, completed on May 16, 2019;

●	“Legacy Group” means Convoy Global Holdings Limited and its subsidiaries and affiliates, which do not include AGBA or any of its subsidiaries, B2B, B2BSub, and HKSub;

●	“Nasdaq” means the Nasdaq Capital Market;

●	“OIP” means OnePlatform International Property Limited;

●	“OPH” means, as the context requires, OnePlatform Holdings Limited prior to the OPH Merger, and, B2B following the OPH Merger;

●	“OPH Merger” means the merger of OPH with and into HKSub, with HKSub as the surviving entity, which completed on August 11, 2022;

●	“PCAOB” means the Public Company Accounting Oversight Board of the United States;

●	“Private Placement Units” means private units held by the Sponsor, which were acquired by the Sponsor at the consummation of the IPO;

●	“Private Warrants” means warrants sold as part of the Private Placement Units at the consummation of the IPO;

●	“Public Warrants” means public warrants of the Company trading on Nasdaq;

●	“SEC” or “Securities and Exchange Commission” means the Securities and Exchange Commission of the United States;

●	“Securities Act” means the Securities Act of 1933, as amended;

●	“Sponsor” means AGBA Holding Limited;

●	“TAG” means TAG Holdings Limited;

●	“TAG Business” means, B2B and Fintech together, in each case including each such entity’s respective subsidiaries;

●	“ILLR Shares” means the common stock of the Company, US$0.001 par value per share;

●	“Transfer Agent” or “Continental” means Continental Stock Transfer & Trust Company;

●	“U.S. Dollars,” “USD,” and “US$” means the legal currency of the United States;

●	“U.S. GAAP” means the accounting principles generally accepted in the United States; and

●	“Yorkville” means YA II PN, LTD, a Cayman Islands exempt limited partnership.

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

The forward-looking statements are based on the current expectations of the management of the Company and its management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties, or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	expectations regarding our strategies and future financial performance, including its future business plans or objectives, prospective performance and opportunities and competitors, revenues, products, pricing, operating expenses, market trends, liquidity, cash flows and uses of cash, capital expenditures, and our ability to invest in growth initiatives and pursue acquisition opportunities;

●	the outcome of any legal proceedings that may be instituted against us;

●	the risk that recent acquisitions or any proposed transactions disrupt our current plans and/or operations, including the risk that we do not complete any such proposed transactions or achieve the expected benefit from them;

●	the ability to recognize the anticipated benefits of recent acquisitions or any proposed transaction, which may be affected by, among other things, competition, our ability to grow and manage growth profitably, and retain key employees;

●	costs related to being a public company, acquisitions, commercial collaborations and proposed transactions;

●	limited liquidity and trading of our common stock;

●	geopolitical risk and changes in applicable laws or regulations;

●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors;

●	risks relating to the uncertainty of our projected financial information;

●	risks related to the organic and inorganic growth of our business and the timing of expected business milestones;

●	risk that the COVID-19 pandemic, and local, state, federal and international responses to addressing the pandemic may have an adverse effect on our business operations, as well as our financial condition and results of operations;

●	litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on our resources; and

●	the inability to maintain the listing of our common stock on Nasdaq.

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

iii

PART I

ITEM 1. BUSINESS

Overview

We are a global, artificial intelligence (“AI”) powered technology platform (“Technology Platform”) that serves a broad constituency of Creators and Brands around the world. “Creators” include influencers, artists, athletes, other individuals and public figures that utilize or have utilized our Technology Platform to create and publish content. Numerous famous Creators use our Technology Platform, including influencers like Charli D’Amelio and Bryce Hall and music artists like The Weeknd. “Brands” are companies, products or product lines which are active on our Technology Platform and utilize or have utilized one or more of our products or services offered through our Technology Platform (“Direct Brands”), or companies, products or product lines whose associated data we track, report on and make available to our clients as part of one or more of our product offerings (“Tracked Brands,” and collectively with Direct Brands, “Brands”). Brands that have utilized or continue to utilize our platform include McDonalds, Pepsi, Walmart, L’Oréal, Puma, Charmin and Major League Baseball.

We help both Creators and Brands build relationships with their audiences to create awareness, drive content consumption, generate commerce and build culture. Our Triller app is a short-form video app similar to TikTok, Instagram Reels, YouTube shorts and other video apps that allow users to access both user generated and professionally generated content from Creators around the world. Since our inception through September 30, 2023, we have raised more than $420 million in capital and established more than 327 million Consumer Accounts on the Triller app and a total of 436 million Consumer Accounts on our Technology Platform. “Consumer Accounts” are included when consumers create accounts on a Triller brand or owned property and also when we employ our Technology Platform to create accounts on behalf of our Brands and Creators. We define Consumer Accounts as the total number of individual Consumer Accounts recorded in databases across the Triller app, TrillerTV and BKFC (whether they are active or inactive on our Technology Platform) at or around the time of measurement, that we track and that are able to benefit from the services and features offered through our Technology Platform during the reported period. Users that simply accessed or viewed our content or partner content on our platform or any other social media platform are not included in the total number of Consumer Accounts above. Consumer Accounts that were created prior to acquisition by us are not included in the total number of Consumer Accounts above. Recently, we elected to take a proactive approach to the way in which we report our Consumer Accounts, which we believe is uncommon in our industry. While we believe that many social media companies include a significant number of “bot” accounts or “duplicate” accounts in their user metrics, we undertook a robust process to purge as many duplicate and bot accounts as practicable with our resources and in doing so we purged in excess of 200 million Consumer Accounts from our total user accounts metric.

Alongside the Triller app, Triller has dramatically expanded its portfolio of offerings through organic growth and strategic acquisitions becoming a diversified Technology Platform for the creation, distribution, measurement and monetization of digital, live and virtual content. It also produces content under its own and third-party Brands, including trendsetting music, sports, lifestyle, fashion and entertainment media that creates cultural moments, attracts users to Triller’s offerings and drives social interaction that serves as a cultural wellspring across digital society.

We operate within the global digital content marketplace, which is estimated to reach $577.4 billion in 2023 according to Statistica’s August 2023 report on worldwide digital media, and we focus our efforts on the $250 billion creator economy, as forecasted in a recent Goldman Sachs report on the creator economy. Goldman Sachs Research estimated the creator economy could reach $480 billion by 2027 in its April 2023 report titled “The creator economy could approach half-a-trillion dollars by 2027.” Our revenue was $27.5 million and $54.2 million in the fiscal years ended December 31, 2024 and 2023. We have incurred net losses in each year since our inception, including $1,138.0 million and $49.2 million for the fiscal years ended December 31, 2024 and 2023, respectively.

Through our subsidiaries in Hong Kong, we are also a leading wealth management and healthcare institution based in Hong Kong servicing over 400,000 individual and corporate customers.

In addition to operating our Technology Platform, we currently operate in four market-leading businesses: our Platform Business, Distribution Business, Healthcare Business, and Fintech Business.

Since 2019, we have implemented a strategy to expand and upgrade our long-standing broker-dealer business into a platform business and a distribution business. Today, we offer unique product and service offerings:

- B2B: tech-enabled broker management platform for advisors (“Platform Business”); and

- B2C: market leading portfolio of wealth and health products (“Distribution Business”).

We also have a market leadership in our healthcare business through our 4% stake in and a strategic partnership with HCMPS. It is one of the most reputed healthcare brands in Hong Kong. It has a network of over 700 healthcare service providers.

Finally, we are an established operator and successful investor in the FinTech industry. We have carefully built out investment positions in FinTech, WealthTech and HealthTech businesses, applying lessons learned from our own distribution, platform and healthcare businesses.

History

On November 14, 2022, AGBA Acquisition Limited, or AAL, a British Virgin Islands’ company and a special purpose acquisition company, consummated a series of transactions contemplated by the Business Combination Agreement.

Upon the Closing of Business Combination : (i) AAL became, through an acquisition merger, the 100% owner of the issued and outstanding securities of each of TAG International Limited, TAG Asia Capital Holdings Limited, and their collective subsidiaries; (ii) the governing documents of AAL were amended and restated, becoming the Fifth Amended and Restated Memorandum and Articles of Association; (iii) the number of AAL’s authorized ordinary shares was increased from 100 million to 200 million, and (iv) AAL’s name changed from “AGBA Acquisition Limited” to “AGBA Group Inc.” which we sometimes also refer to, post-Business Combination, as “AGBA” or the “Group.”

Triller Group Inc. (“ILLR”, “Triller Group”, or the “Company”) (formerly AGBA Group Holding Limited (“AGBA”)) was incorporated in the State of Delaware on October 15, 2024, so as to redomicile AGBA’s legal jurisdiction from British Virgin Islands to the State of Delaware.

On October 15, 2024, the Company consummated the merger transaction with Triller Corp., a Delaware corporation (“Triller”), pursuant to that certain Amended and Restated Agreement and Plan of Merger, dated as of August 30, 2024, as amended (the “Merger Agreement”), by and between AGBA, its wholly owned subsidiary AGBA Social Inc. (“Merger Sub”), Triller Corp. and Bobby Sarnevesht, as sole representative of the Triller Corp. stockholders.

Platform Business

The Platform Business is a one-stop financial supermarket with a breadth of products and services, sourced from leading global product providers, that is unrivaled in Hong Kong.

We operate under the “OnePlatform” brand, offering a full-service platform to banks, other financial institutions, family offices, brokers, and individual independent financial advisors to advise and serve their retail clients. Our technology-enabled platform offers a wide range of financial products, covering life insurance, pensions, property-casualty insurance, mutual funds, money lending and real estate agency.

The Platform business, through B2B and its subsidiaries, is a one-stop financial supermarket with a breadth of products and services that is unrivaled in Hong Kong sourced from leading global product providers.

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

The OnePlatform brand currently covers 80 insurance providers selling 1,237 products, and 48 asset management fund houses with over 930 products.

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

As of December 31, 2024, we currently work with 522 independent financial advisors.

Healthcare Business

We own a 4% minority shareholding in HCMPS Healthcare Holdings Limited (“HCMPS”), one of the leading healthcare management organizations in Hong Kong. The Company, through one of its subsidiaries, holds 4% stake in and a strategic partnership with HCMPS.

Founded in 1979 and currently operating under the Dr. Jones Fok & Associates Medical Scheme Management Limited (“JFA”) brand, JFA is one of the most reputed healthcare brands in Hong Kong. It has a network of over 700 healthcare service providers — providing healthcare schemes for more than 120 corporate clients with over 300,000 scheme members. JFA’s clients include blue chip companies from various industry and leading insurers. Apart from Hong Kong, JFA is the largest operator in Macau with around 85 clinics.

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

In June and August 2021, TAG Technologies purchased an additional aggregate of 14,000,000 ordinary B shares of Tandem at the price of £0.15 per share, for cash consideration of approximately US$2.9 million (equivalent to approximately £2.1 million). We currently owns 4.49% equity interest in Tandem.

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

2) CurrencyFair

CurrencyFair is an online peer-to-peer currency exchange marketplace. TAG Technologies first invested into CurrencyFair in 2018, through an investment of approximately €6,000,000 and the merger of AGBA’s then existing payments business with CurrencyFair. Since then, CurrencyFair has continued to grow its consumer money transfer business focused on white-collar expat customers transferring money between selected European and Australian corridors. CurrencyFair is now a global money transfer member organization that has exchanged more than €10 billion, with offices located in Ireland, UK, Singapore, Hong Kong and Australia. We believe that CurrencyFair’s scaling plan relies on expanding its consumer-to-consumer (C2C) business to new US and Asia corridors, while acquiring small and medium enterprise (SME) customers directly and through an enterprise sales model handling primarily Chinese merchant payments for cross-border e-commerce marketplaces. Revenue growth depends on how successfully CurrencyFair scales transfer volumes in new C2C corridors and new SME businesses based on proposition development and customer acquisition execution.

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

On March 18, 2022, we entered into a sale and purchase agreement with the stockholder to acquire 4,158,963 shares of CurrencyFair for a cash consideration of US$7.84 million. The transaction closed in April 2022, resulting in the ownership of 8.37% equity interest in CurrencyFair.

3) Goxip

Goxip is a fashion media platform based in Hong Kong with over one million high-end fashion shoppers. Its digital marketing arm matches key opinion leaders (KOLs) with marketers and brands for lead generation, launching and monetizing marketing campaigns. We currently own a 3.63% equity interest in Goxip.

4) HCMPS Healthcare Holdings Limited

HCMPS Healthcare Holdings Limited (“HCMPS”) is a healthcare management organization based in Hong Kong. Founded in 1979, it has over 700 network service branches providing healthcare schemes for more than 120 corporate clients with over 300,000 scheme members. HCMPS offers its patients a full range of medical services, including general services, specialist services, physiotherapy, Chinese medicine, dental, vaccination, X-ray, laboratories, and imaging services. we currently own a 4.00% equity interest in HCMPS.

Triller’s Business

We primarily operate in the North American digital media and live entertainment industries and offer diverse products and services that compete for consumers’ time and disposable income. The rise of streaming, increased legalization of sports betting, increased competition from tech entrants, and continued viewership appeal attribute to the projected growth of live sports and digital media. This growth has also benefited from long-term shifts in consumer behavior, particularly in millennials, who continue to seek more interactive experiences that they can document and broadcast through social media. The film industry is also benefitting from growth in digital home viewing and premium movie-going experiences.

The top-earning musicians generated more of their income from touring than from any other source, according to Billboard. Our portfolio of content is well positioned to take advantage of this trend. Our success depends on our ability to offer premium content through popular channels of distribution that meet the changing preferences of the broad consumer market and respond to competition from an expanding array of choices facilitated by technological developments in the delivery of digital content. Potential risks to our expansion into digital media include costs to curate and produce Events, as well as shifting customer preferences.

We believe our Technology Platform is at the crossroads of the entertainment, sports, and content ecosystem, and is highly responsive to changing consumer preferences and industry trends. We have the ability to create, procure and cultivate satisfying consumer content, leveraging the secular trends identified above.

E-Commerce Industry

Our market includes the global e-commerce market. A primary growth driver for global e-commerce marketing spend has been the dramatic shift away from traditional brick-and-mortar commerce to e-commerce due to the COVID-19 pandemic, and is expected to expand due to the convenience of online shopping and returns. To capitalize on this growth and generate revenue, we will have to continue to innovate and offer marketers a set of capabilities across our Technology Platform that cannot be easily replicated elsewhere.

Content Spend (Film & TV) Industry

Our market includes linear and digital media distributors. According to Ampere Analysis, subscription OTT services increased investment in content by 20% in 2021 to nearly $50 billion representing a growth of over 50% as compared to 2019. To capitalize on this growth and generate revenue, streaming services are both investing in original content and acquiring licensed content. We are well positioned to capitalize on this increasing spend through our customer traction with major movie studios, streaming platforms and content owners around the world.

Experiences (Sporting Events, Concerts & Performing Arts)

Sporting events, concerts, and performing arts are core to our live Events, entertainment properties and experiences operations. Our market constituents primarily include retail consumers, sponsors and corporate customers. The events ticket market has the potential to grow by $14.9 billion during 2023 to 2027 and is expected to experience a CAGR of 4.5%, according to the recent Statista report Event Tickets — Worldwide. This growth is expected to be driven by the expected increasing use of mobile apps for booking tickets. The global sporting events segment, representing the largest segment of the global ticketing segment, is expected to reach $33.7 billion in 2024 and to grow at a CAGR of 2.95% from 2024 to 2028, reaching $37.94 billion by 2028. 3.91% to $37.16 billion by 2027, largely driven by the increasing popularity of sports and rising consumer preferences for in-person events. While less substantial than sports, the performing arts ticket segment reached $9 billion in 2019 and is expected to grow at a CAGR of 4% to $11 billion in 2024, driven by growing demand for live art performances.

Streaming Technology and Related E-Commerce Services

We believe proliferation trends in the digital content streaming market present an opportunity for streaming infrastructure providers capable of delivering an end-to-end solution for Creators and media rights owners who desire to launch their own content streaming services, and monetize their user bases in new ways, without incurring the significant costs inherent in developing underlying technology. We believe recent private company transactions in the space are an indication that the market is both underserved and ripe for further expansion. For example, in November 2022 Disney, then the majority equity owner of BAMtech Media (now Disney Streaming Services), a streaming infrastructure provider whose technology serves as the core streaming, account management and billing platform for Disney+, ESPN+ and Hulu, purchased all outstanding minority interests of BAMtech Media in a transaction that valued the company at $6 billion. Similarly, a November 2022 private equity investment led by General Atlantic in streaming infrastructure services provider Amagi valued the company at $1.4 billion. We have invested and expect to continue to invest in our streaming technology and infrastructure, including developing new ways for Creators and media rights owners to leverage user profiles and preferences and drive monetization through advertising, pay-per-view, subscription-based offerings and related e-commerce transactions.

Metaverse

According to Citigroup’s Metaverse and Money report published in March 2022, “the total addressable market for the Metaverse could be between $8 trillion and $13 trillion by 2030, with total Metaverse users numbering around 5 billion.” We believe that by investing in our Metaverz ecosystem now, while the industry is still nascent, will provide us with a lasting competitive advantage and allow us to shape consumer expectations.

Media Rights Expenditure

Spending on media rights continues to be a significant component of revenues in the sports industry, with rights values appreciating consistently over the past decade. Market constituents include linear and digital distributors, which acquire sports media rights and broadcast sports content. In 2021, the value of global sports media rights totaled $55.1 billion, a 1.15% increase from the previous year, according to Sports Business Consulting’s Global Media Report 2022. According to the Business Research Company’s report, the global sports market as a whole is expected to reach $512 billion in 2023 and grow at a CAGR of 5.2% from 2022. The rise of streaming, increased legalization of sports betting, increased competition from tech entrants, and continued viewership appeal attribute to the projected growth on the rights price tags. The contract values underpinning industry revenues are locked-in long-term, offering a high degree of visibility.

Marketing and Licensing

Our market constituents include corporate clients seeking brand marketing or IP owners looking to license their Brands. According to Licensing International’s survey, global sales revenue generated from licensed merchandise and services grew to 340.8 billion in 2022, reflecting an 8.02% increase over the $315.5 billion generated in 2021. The entertainment/character sector remains the leading market share category, accounting for $138.1 billion, or 40.5% of the total global licensing market. The second largest sector was corporate Brands with $87.6 billion (25.7%). Sports licensing, in third place, totaled $37.3 billion with an 11% share.

Digital Advertising and Marketing Automation

The digital ad market is expected to surpass $300 billion by 2025, according to a 2022 report by Insider Intelligence Inc. For 2023, ad spending across 16 media platforms is forecasted to reach $165.7 billion, according to BIA Advisory Services. Roughly half of the ad spending is anticipated to be focused on digital media, wherein $33.5 billion is anticipated to go to mobile ad spending for smartphones. Additionally, marketing technology and marketing automation are a growing trend. 51% of companies are currently using marketing automation and 58% of B2B companies plan to adopt such technology. According to Sales Fusion, 77% of business owners had an increase in conversion after using marketing automation software. Key trends in marketing automation for 2022 include personalized email automation, social media marketing automation, chatbots, and ML and AI.

SMS and Artificial Intelligence Marketing

SMS marketing allows businesses to reach consumers directly through their phones. In 2022, there were 7.3 billion mobile phone users globally and 6.9 billion smartphone users, accounting for 86.3% of the world’s population. 83% of consumers receive text messages from companies. Click through rates for SMS marketing is 36% (as compared to 2% for email marketing messages). In 2022, global SMS marketing market was approximately $64.4 billion and is expected to grow to $84.9 billion by 2027. AI technology can be used in SMS marketing and more broadly across the technology marketing sphere. The global AI market was estimated to be worth $86.9 billion in 2022 and is expected to reach $407 billion by 2027. 52% of high performing marketing teams are looking to increase their usage of artificial intelligence.

Intellectual Property and Other Proprietary Rights

We consider intellectual property to be very important to the operation of our business and to driving growth in our revenues, particularly with respect to professional engagements, sponsorships, licensing rights, and media distribution agreements. Our intellectual property includes the “Triller,” “Triller Fight Club,” “TrillerFest,” “TrillerTV,” “FITE,” “Cliqz”, “Fangage”, “Julius” and “Thuzio” Brands in addition to the trademarks and copyrights associated with our content, Events, and the rights to use the intellectual property of our commercial partners. Substantially all of our IP and owned assets that we acquire are protected by trademarks and copyright, whether registered or unregistered.

Triller’s Technology Platform

Triller’s Technology Platform is built along three core sections – Triller generates and distributes influencer and sports content via the Triller app and Triller TV, which drives engagement through the Triller app in a highly measureable manner made possible through our Triller One suite of AI and SaaS tools, thus driving monetization and creating value for all Triller’s stakeholders.

Triller’s Technology Platform originated with the Triller app, a video-sharing app. The Initial Triller app was launched in 2015 as an AI music editing tool. In 2019, upon the formation of Triller Hold Co LLC, when Triller acquired the technology underlying the current Triller app it integrated the Initial Triller app with AI technology pursuant to its agreement with Mashtraxx Ltd. We refer to this integrated app as the “Triller app”. The Triller app continued to integrate and update and was fully “live” by September of 2021. The Triller app underwent a refinement to its scalable systems and other feature and toolset updates and additional refinements were rolled out in July of 2023 and are live today. The Triller app leverages proprietary AI and ML technologies and enables users to create professional-looking videos and to share those videos within the Triller app and on other social platforms such as Facebook, Instagram, TikTok, Snapchat and Twitter in seconds. Key features of the Triller app include extensive editing, filtering and overlaying tools; AI-powered technology to automatically synchronize video and audio with little to no manual editing; and Triller’s proprietary dual camera feature, which allows users to record videos simultaneously from the back-and front-facing cameras of their smartphones. The Triller app’s primary audience is the 18-34 year old demographic, with strong engagement from users in the United States and an established user base in high-growth markets such as India, where we maintain a presence, including a period in August 2020 when Triller temporarily became the number one short-form video app in the App store subsequent to TikTok being banned in 2020.

The Triller app contains channels for the posting and consumption of short-form and long-form content, where Triller hosts content made by celebrities, influencers and other Creators, as well as professionally-produced episodic content about music, sports, gaming, fashion and other forms of entertainment.

Triller’s Technology Platform reflects its deep experience as content creators and forms the basis for Triller’s aspiration to be a technology company built by Creators, for Creators. Key to Triller’s approach of empowering Creators and Brands is its proprietary AI and machine learning (“ML”) technology that helps them mix and edit music and video content and distribute it to digital platforms and enables them to understand and engage with their audiences at scale, while retaining control and authenticity of their audience relationships. “AI” is a general term to describe the efforts of computer scientists to design and implement computer hardware and software systems capable of learning and thinking. ML is a field of study in AI concerned with the development and study of statistical algorithms that can effectively generalize tasks and thus performing those tasks without explicit instructions. ML approaches have been applied to large language models (“LLMs”), computer vision, speech recognition, email filtering, agriculture, and medicine, where it is able to achieve efficiencies without having to implement detailed specialized algorithms and systems which would be too complex and costly to build. Creators and Brands have the ability to connect Triller’s customized LLMs and Natural Language Processing (“NLP”) technologies to real-time API-based feeds, from virtually all major social platforms, to read, analyze, cluster, filter, and suggest or (when appropriate) send replies to their fans with deep efficiency and personal precision. LLMs are deep learning algorithms that can recognize, summarize, translate, predict, and generate content using very large datasets. Deep learning is a method in AI that teaches computers to process data in a way that is inspired by the human brain. Deep learning models can recognize complex patterns in pictures, text, sounds, and other data to produce accurate insights and predictions. NLP, a branch of AI, uses ML to process and interpret text and data. Natural language recognition and natural language generation are types of NLP. By giving each Creator and Brand an AI-powered “factory of assistants” to help them identify superfans, up-and-comers, key topics and trends to respond to (while filtering out spam, hate-speech and noise), they are better able to deepen relationships and loyalty, optimize their scarce time and resources, and ultimately increase conversions and monetization through a mix of brand partnerships and direct commerce.

Triller’s Suite of Creator and Brand Offerings

Triller has augmented its Technology Platform through a combination of internal development and strategic acquisitions, including the additions of the following products and services that deliver, automate or otherwise streamline SMS and social messaging, AI-powered customer engagement, cross-platform marketing, digital streaming, content and audience management, e-commerce services, social and creator analytics and engagement measurement:

(a)	Fangage – serves as the entry point for Creators looking to leverage Triller’s ecosystem and establish a digital presence on the internet, across social media, e-mail and SMS. Fangage comprises a set of tools and features that allow Creators to manage and distribute their content and maintain and grow their audiences, communicate with those audiences directly, and gather and analyze data that allows them to streamline their monetization efforts. The Fangage offering is integrated with and incorporates services from the Triller app, Amplify.ai, Cliqz and Julius.

(b)	Amplify.ai – a cross-platform conversational AI engine that provides viewers with gamification, multiple engagement touchpoints, clickable links, and tune-in reminders all in an automated, platform agnostic direct messaging experience that facilitates communications between Creators, Brands and their respective audiences.

(c)	Cliqz – enables Creators to aggregate their audiences across their social media accounts and access those audiences directly via SMS and direct messaging, avoiding the algorithmic limitations imposed by most social media platforms that limit these Creators’ content viewership and opportunities for content engagement and monetization. For example, as noted by Hootsuite in August 2023, the average engagement rate of an organic Facebook post ranges from 2.58% down to just 1.52%.

(d)	CrossHype – helps Brands and Creators reach audiences across multiple social platforms, with a particular emphasis on helping Brands create awareness and engagement with consumers, with a common framework for measuring the effectiveness and efficacy of their marketing efforts. This solution allows Brands and Creators to reach specific audiences within social media platforms, including highly targeted followers of specific social media Creators, and to build retargetable audiences that grow in size and detail, accruing even more value over time.

(e)	Julius – a SaaS solution that provides strategic marketers at Brands and advertising agencies with access to a database of profiled Creators and their associated audiences, giving them the ability to enlist Creators to develop and share captivating stories to market their products and services. Julius provides Brands and agencies a detailed dashboard to measure engagement across all Creator-driven marketing campaigns. Furthermore, Julius serves as a marketplace allowing e-commerce Brands to automate the process of on-boarding Creators with per-transaction incentives for enabling e-commerce transactions. Julius is directly integrated with Triller’s Fangage solution, completing the circle between Creators and Brands.

(f)	Thuzio – a solution for creating and executing premium Creator Events and experiences. Thuzio helps Brands and other enterprise customers create Events with Creators including sports icons and speakers. Thuzio has partnered with Creators across many verticals, including athletes such as Tiki Barber, Allen Iverson, Scottie Pippen, and Lisa Leslie, comedians such as Jerry Seinfeld, music artists such as Ja Rule and celebrity chefs such as Marcus Samuelsson.

(g)	Metaverz – enable Triller to transform live Events, which are typically only enjoyed by a few thousand people, into digital Events, including augmented reality and virtual reality experiences, that can be experienced by millions of consumers globally. Metaverz provides an array of ways to create digital experiences featuring Creators and Brands, containing social engagement and gamification features as well as virtual merchandise stores that allow users to digitally purchase collectibles and memorabilia.

The major companies that serve this market include Meta, Alphabet, ByteDance, Snap and Twitter, each of which employ a closed-garden approach to monetization, where they are the sole purveyor of the advertising placed within or around content created by millions of Creators. Our approach, which is differentiated from the above companies, helps our Creators distribute their content on numerous platforms, including our own, and also focus on creating click-out opportunities to create long-standing consumer relationships and monetization across a digital landscape that includes the web, mobile apps and messaging services. This open-garden approach stands in contrast to the closed-garden approach of many of our competitors and we believe is a major benefit that attracts Creators and Brands to our Technology Platform.

Our Technology Platform powers the Triller app, our suite of Creator offerings and our Events and Events-related services. Our Technology Platform enabled more than half a billion quarterly user interactions as of September 30, 2023, including posts, messages, automated communications, and e-commerce transactions both on our Triller branded offerings as well as on various third-party social platforms (including but not limited to Instagram, TikTok, Facebook, YouTube, Snapchat and Twitter), across the web and via SMS messaging. Through our Technology Platform we deliver sports and entertainment content to millions of consumers around the world and we believe that we inspire Creators and Brands to do the same. Our Technology Platform comprises an array of business-to-business and business-to-consumer offerings that empower Creators to establish and sustain long-lasting consumer relationships that help drive their businesses.

Our Technology Platform generates revenue through revenue sharing and service fee arrangements. Revenue share comes from advertising, premium content, Events, pay-per-view fees, subscription fees or merchandise sales that are transacted via our Technology Platform. Service fees comes from Brands that utilize our platform to reach consumers via a combination of campaign fees, transaction fees or SaaS fees, including monthly subscription fees. We also generate revenues from Triller branded Events via ticket sales, pay-per-view fees, subscription fees, merchandise sales, brand advertising and sponsorship.

Our AI-driven, mission-critical Technology Platform enables Brands and Creators to reach their target audiences and our messaging-based notification services drives a continuous cycle of engagement for audiences (where they stay “in the know” and are kept up-to-date on what their favorite Creators and Brands are doing), while the Creators and Brands receive real-time data, analytics and feedback–driven by user engagement.

We have a host of service offerings that drive awareness, engagement and monetization. The reason we call this a Technology Platform is because we offer a highly differentiated solution that integrates all of our service offerings into a comprehensive portfolio of services that go well beyond a single app-based or web-based content solution to virtually every medium of content engagement (e.g. social media, streaming, live events and virtual world experiences). We create network effects via our proprietary AI-powered technology designed to drive optimal engagement through the best channels, increasing the return-on-investment for Creators and Brands. Furthermore, the efficiencies gained from our AI-powered Technology Platform enable both us and our partners to operate at scale to grow via multiple channels of engagement, which our competitors that focus on a single walled-garden ecosystems are not able to replicate.

Our Technology Platform

Our Technology Platform reflects our deep experience as content creators and forms the basis for our aspiration to be a technology company built by Creators, for Creators. For all the progress and promise of the creator economy to date, we believe that Creators have historically lacked sufficient power to truly realize their potential and capture a sufficient amount of the value they create. While it is now possible to find and grow a large online audience, it is still too impersonal, and too elusive for many to turn their passion and expertise into a successful career. A goal of our Technology Platform is to help “rebalance the equation” by enabling Creators to grow the engagement “pie” while providing them with a larger slice of the revenue.

Key to our approach of empowering Creators and Brands is our proprietary AI and machine learning (“ML”) technology that helps them mix and edit music and video content and distribute it to digital platforms and enables them to understand and engage with their audiences at scale, while retaining control and authenticity of their audience relationships. “AI” is a general term to describe the efforts of computer scientists to design and implement computer hardware and software systems capable of learning and thinking. ML is a field of study in AI concerned with the development and study of statistical algorithms that can effectively generalize tasks and thus performing those tasks without explicit instructions. ML approaches have been applied to large language models (“LLMs”), computer vision, speech recognition, email filtering, agriculture, and medicine, where it is able to achieve efficiencies without having to implement detailed specialized algorithms and systems which would be too complex and costly to build. Creators and Brands have the ability to connect our customized LLMs and Natural Language Processing (“NLP”) technologies to real-time API-based feeds, from virtually all major social platforms, to read, analyze, cluster, filter, and suggest or (when appropriate) send replies to their fans with deep efficiency and personal precision. LLMs are deep learning algorithms that can recognize, summarize, translate, predict, and generate content using very large datasets. Deep learning is a method in AI that teaches computers to process data in a way that is inspired by the human brain. Deep learning models can recognize complex patterns in pictures, text, sounds, and other data to produce accurate insights and predictions. NLP, a branch of AI, uses ML to process and interpret text and data. Natural language recognition and natural language generation are types of NLP. By giving each Creator and Brand an AI-powered “factory of assistants” to help them identify superfans, up-and-comers, key topics and trends to respond to (while filtering out spam, hate- speech and noise), they are better able to deepen relationships and loyalty, optimize their scarce time and resources, and ultimately increase conversions and monetization through a mix of brand partnerships and direct commerce.

For our LLMs, we currently use a mix of open source code for embeddings (for example, open source code such as SBERT with models from HuggingFace) and optionally support embedding models including GPT-4 from OpenAI, PaLM from Google and other models from Cohere. Embeddings models offer an approach to ML where high-dimensional data (data in which the number of features or variables observed are close to or larger than the number of observations, or data points) is converted into low-dimensional data (where the number of observations far outnumbers the number of features) while preserving relevant information. This process of dimensionality reduction helps simplify the data and make it easier to process by ML algorithms. The appeal of embeddings is that they can capture the underlying structure and semantics of the data. For instance, in NLP, words with similar meanings will have similar embeddings. This provides a way to quantify the ‘similarity’ between different words or entities, which is highly valuable when building complex models. We have purposefully designed our systems to give us the flexibility to be independent of any one provider or partner. We periodically evaluate the cost, latency and quality of models because we operate in a rapidly evolving industry. We believe we get superior performance compared to “off-the-shelf” use of LLMs through (a) injecting relevant historical data into prompts (via the standard “Retrieval-augmented generation” pattern) and (b) pre-and post-processing the data to better address customer-specific vernaculars, including the use of acronyms, emojis and non-traditional spellings. We also fine-tune open source and third-party models with proprietary labeled data to improve performance on tasks like extracting relevant profile data from content that end-users or consumers have shared in conversations with our conversation AI systems or classifying fan engagement data as genuine versus originating from bots or spam. While unlabeled data consists of raw inputs with no designated outcome, labeled data is carefully annotated with meaningful tags, or labels, that classify the data’s elements or outcomes. For example, in a dataset of emails, each email might be labeled as “spam” or “not spam.” These labels then provide a clear guide from which a ML algorithm can learn. We do not believe that utilizing this approach introduces risk of impacting our LLMs.

Our NLP technology was developed in-house and is continuously updated via our ML models. We have incorporated some open source code in the development of our products but our products are not dependent on any third-party software or services. We do not use any third party software with regard to our NLP. As is customary in our industry, we used open source code (however, we do not use open source libraries) as one part of the basic building blocks of some of our AI. We do not believe that our utilization of open source code and/or models introduces material risk of impacting our AI products or intellectual property, however as with the usage of any open source code or models there are risks. See Risk Factors — “Certain of our products contain third- party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our products.”

The rapid pace of AI-innovation is fueling ever more opportunities for us to help Creators and Brands in each phase of their lifecycle, from content creation and distribution (through the Triller app, FITE, Metaverz, Thuzio and Amplify.ai) to fan engagement (through Fangage, Julius and Amplify.ai) and to targeted promotions and upsells (through CrossHype), across the digital platforms they use today and, we believe, will use tomorrow. By occupying a position as their trusted intermediary connecting them with their fans across multiple platforms and the comments, mentions, direct messages, etc. that flow across them daily, we believe we are well suited to build, deploy and refine ever more powerful and effective models and tools in the coming years.

The Triller App

Our Technology Platform originated with the Triller app, a video-sharing app. The Initial Triller app was launched in 2015 as an AI music editing tool. In 2019, upon the formation of Triller Hold Co LLC, when we acquired the technology underlying the current Triller app we integrated the Initial Triller app with AI technology pursuant to our agreement with Mashtraxx Ltd. We refer to this integrated app as the “Triller app”. The Triller app continued to integrate and update and was fully “live” by September of 2021. The Triller app underwent a refinement to its scalable systems and other feature and toolset updates and additional refinements were rolled out in July of 2023 and are live today. The Triller app leverages proprietary AI and ML technologies and enables users to create professional-looking videos and to share those videos within the Triller app and on other social platforms such as Facebook, Instagram, TikTok, Snapchat and Twitter in seconds. Key features of the Triller app include extensive editing, filtering and overlaying tools; AI-powered technology to automatically synchronize video and audio with little to no manual editing; and our proprietary dual camera feature, which allows users to record videos simultaneously from the back-and front-facing cameras of their smartphones. The Triller app’s primary audience is the 18-34 year old demographic, with strong engagement from users in the United States and an established user base in high-growth markets such as India.

The images above are examples of how the user interface of the Triller app allows users to perform various actions as depicted above.

The Triller app contains channels for the posting and consumption of short-form and long-form content, where we host content made by celebrities, influencers and other Creators, as well as professionally-produced episodic content about music, sports, gaming, fashion and other forms of entertainment.

We believe the content creation features and availability of short- and long-form content offered on the Triller app are key differentiators that set us apart from our competitors and will continue to do so as we focus our efforts on growing our user base and deepening the level of engagement among Creators, Brands and users who interact with our ecosystem.

Our Suite of Creator and Brand Offerings

We have augmented our Technology Platform through a combination of internal development and strategic acquisitions, including the additions of products and services that deliver, automate or otherwise streamline SMS and social messaging, AI-powered customer engagement, cross-platform marketing, digital streaming, content and audience management, e-commerce services, social and creator analytics and engagement measurement.

Fangage

Fangage serves as the entry point for Creators looking to leverage our ecosystem and establish a digital presence on the internet, across social media, e-mail and SMS. Fangage comprises a set of tools and features that allow Creators to manage and distribute their content and maintain and grow their audiences, communicate with those audiences directly, and gather and analyze data that allows them to streamline their monetization efforts.

The Fangage offering is integrated with and incorporates services from the Triller app, Amplify.ai, Cliqz and Julius.

Amplify.ai, Cliqz and CrossHype

We acquired Amplify.ai in December 2021 and internally developed our Cliqz and CrossHype offerings. These products provide a broad set of features that further enable Creators to connect directly with their audiences, spotlight their content across a broad range of social media sites, measure audience engagement with that content, and monetize their content through personalized user experiences.

Our Amplify.ai product automates SMS and direct message marketing communications between Creators, Brands and their respective audiences through the use of proprietary AI and NLP technologies.

Our Cliqz product enables Creators to aggregate their audiences across their social media accounts and access those audiences directly via SMS and direct messaging, avoiding the algorithmic limitations imposed by most social media platforms that limit these Creators’ content viewership and opportunities for content engagement and monetization. For example, as noted by Hootsuite in August 2023, the average engagement rate of an organic Facebook post ranges from 2.58% down to just 1.52%.

Our CrossHype product helps Brands and Creators reach audiences across multiple social platforms, with a particular emphasis on helping Brands create awareness and engagement with consumers, with a common framework for measuring the effectiveness and efficacy of their marketing efforts. This solution allows Brands and Creators to reach specific audiences within social media platforms, including highly targeted followers of specific social media Creators, and to build retargetable audiences that grow in size and detail, accruing even more value over time.

Julius

Julius, which we acquired in November 2022, is a SaaS solution that provides strategic marketers at Brands and advertising agencies with access to a database of profiled Creators and their associated audiences, giving them the ability to enlist Creators to develop and share captivating stories to market their products and services. Julius provides Brands and agencies a detailed dashboard to measure engagement across all Creator-driven marketing campaigns. Furthermore, Julius serves as a marketplace allowing e-commerce Brands to automate the process of on-boarding Creators with per-transaction incentives for enabling e-commerce transactions. Julius is directly integrated with our Fangage solution, completing the circle between Creators and Brands.

Thuzio

Thuzio, which we acquired in October 2021, is a solution for creating and executing premium Creator Events and experiences. Thuzio helps Brands and other enterprise customers create Events with Creators including sports icons and speakers. Thuzio has partnered with Creators across many verticals, including athletes such as Tiki Barber, Allen Iverson, Scottie Pippen, and Lisa Leslie, comedians such as Jerry Seinfeld, music artists such as Ja Rule and celebrity chefs such as Marcus Samuelsson.

Metaverz

Our Metaverz offering enables us to transform live Events, which are typically only enjoyed by a few thousand people, into digital Events, including augmented reality and virtual reality experiences, that can be experienced by millions of consumers globally. Metaverz provides an array of ways to create digital experiences featuring Creators and Brands, containing social engagement and gamification features as well as virtual merchandise stores that allow users to digitally purchase collectibles and memorabilia.

Our Strategic Growth Plans

Overall Market Opportunities in the Greater Bay Area

The Greater Bay Area comprises the major urban centers of Guangdong, Hong Kong, and Macau and is one of the world’s largest financial services markets, with an overall economy size of US$1.98 trillion according to data from the Guangdong Provincial Office of the Leading Group for the Development of the Guangdong-Hong Kong-Macao Greater Bay Area. This marks a new and higher level in terms of economic aggregate, after the region’s economy surpassed the thresholds of US$1.69 trillion and US$1.83 trillion in 2021 and 2022 respectively, solidifying its position as the most dynamic growth engine in the world. The GBA is an area of vast scale and wealth, with the following defining characteristics according to 2023 Hong Kong Trade Development Council research:

●	Largest GDP in China, GDP of US$1.98 trillion in 2023 and per-capita GDP of US$22,867 in 2022;

●	US$1.98 trillion economy, compared with US$2.1 trillion for Tokyo and US$2.3 trillion for New York; and

●	Population of 86.9 million, compared with 44.4 million in Tokyo and 19.5 million in the New York Metropolitan Area.

Hong Kong is a major financial services hub. According to 2024 Hong Kong Trade Development Council research, Hong Kong’s stock market was the fourth largest in Asia and the seventh largest in the world in terms of market capitalisation at the end of August 2024. Hong Kong is the largest offshore RMB clearing centre in the world. Between January and September 2024, about 80% of global offshore RMB settlements were processed in Hong Kong. At the end of October, there were 2,623 companies listed on the Hong Kong Exchange (HKEX), with a total market capitalisation of about US$4.5 trillion, the market capitalization of companies from mainland China listed on the Hong Kong Exchange (HKEX) amounted to over US$3 trillion in 2023. Companies from mainland China accounted for 76 percent of HKEX’s market capitalization.  According to the Hong Kong Stock Exchange monthly market highlights, it has over 1,400 mainland China listed enterprises as at 31 December 2024.

Mainland investor activity in Hong Kong’s equity market has grown over the years. According to HKEX data,

●	Average daily turnover (ADT) on Southbound Stock Connect has grown from HK$0.9 billion in 2014 to HK$38.3 billion in the first three quarters of 2024;

●	Between July 2023 and September 2024, Southbound Stock Connect recorded 15 consecutive months of net buying activity, indicating growing demand from Mainland China investors; and

●	Since 2018, the market capitalisation of securities portfolios held through Southbound Stock Connect has grown from HK$789 billion to HK$3.4 trillion by the end of the third quarter of 2024.

●	In September 2024, Mainland investors could trade a total of over 550 Hong Kong-listed securities through Shanghai and Shenzhen Connect, nearly double the number of eligible securities at the launch of Southbound Stock Connect in 2014.

According to the 2023 China Private Wealth Report published by China Merchants Bank, the total size of China’s individual investable assets reached RMB278 trillion (US$39 trillion) in 2020, a compound annual growth rate of 7% from 2020 to 2022 and was expected to reach RMB300 trillion (US$42.2 trillion) by the end of 2024. Meanwhile, in 2022, the number of Chinese HNWIs with investable assets of RMB 10 million or more reached 3.16 million, with a CAGR of 10% from 2020 to 2022. Their investable assets totaled RMB 101 trillion, or RMB 31.83 million in average per person. The number of Chinese HNWIs and their investable assets are expected to grow at a CAGR of about 11% and 12% respectively in the next two years.

With China a significant strategic growth opportunity for many global and regional financial institutions, may players have opted to access China opportunities through Hong Kong via an ‘offshore’ model. Offshore investment channels through Hong Kong continues to be an attractive way for servicing Chinese wealth given the various inbound and outbound investment channels as mentioned earlier. In addition, Hong Kong is a popular offshore investment and service location given its high connectivity, diversified talent pool, effective legal system, competitive tax regime, and supportive regulatory environment. The fast-growing affluent population in China, especially in the Greater Bay Area will be the new growth driver for international asset and wealth managers in the coming years.

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

According to the implementation rules of the Wealth Management Connect scheme published by The People’s Bank of China in September 2021, there will be an aggregate investment quota of RMB150 billion in each of the “northbound Connect” and “southbound Connect” schemes, with an individual investment quota up to RMB1 million. Recognized investment products under the “Northbound Scheme” include fixed income (primarily bonds and deposits) and equity wealth management products, along with public securities investment funds with low or medium risk rating. Complex investment products with high volatility or leverage are currently excluded. The scheme is expected to facilitate a total fund flow of RMB300 billion (US$47 billion) in the sale of investment products. As at the end of August 2023, the amount of cross-boundary fund remittances (including Hong Kong and Macao) under Cross-boundary WMC was RMB6.31 billion, the quota usage of which was far from the aggregate quota under the Southbound and Northbound Schemes (i.e. RMB300 billion).

According to press release from the Hong Kong Government in November 2023, cross-boundary WMC has seen steady development since its launch. Hong Kong banks engaging in retail banking or private banking businesses and registered with the Securities and Futures Commission (SFC) for relevant regulated activities can participate in Cross-boundary WMC. Twenty-four eligible Hong Kong banks have commenced relevant businesses with their respective Mainland partner banks.

According to the statistics as of end-October 2023 published by the People’s Bank of China, 62,900 individual investors in the GBA participated in Cross-boundary WMC, including 44,600 from Hong Kong and Macao and 18,300 from the Mainland, recording a total of more than 35,000 cross-boundary fund remittances (covering Hong Kong and Macao) amounting to over RMB8.65 billion. The aggregate quota usage under the Southbound Scheme and Northbound Scheme (covering Hong Kong and Macao) was over RMB2.33 billion and RMB250 million respectively (calculated on a net cross-boundary remittance basis). Since the resumption of normal travel between the Mainland, Hong Kong and Macao, the Southbound business has seen significant growth. In the first 10 months of 2023, the number of new individual investors participating in Cross-boundary WMC exceeded 6,400, representing an increase of 70 per cent over the same period of 2022. Cross-boundary fund remittances amounted to over RMB6.2 billion, having increased more than fivefold over the same period of 2022.

Future expansion plan to China

In April 2024, the China Securities Regulatory Commission (CSRC) announced five measures to support Mainland-Hong Kong connectivity. The five measures include:

●	Expanding the scope of eligible ETFs under Stock Connect that more ETFs can be included in Stock Connect, attracting more investors to participate in cross-border trading and supporting the development of Hong Kong as an international asset management centre;

●	Including REITs into Stock Connect to enhance liquidity, offering investors more opportunities to diversify and invest in the real estate sector;

●	Supporting the inclusion of RMB-denominated stocks into Southbound Stock Connect launched on 19 June 2023, which offers Hong Kong investors a choice of trading the shares of Hong Kong-listed companies in either HKD or RMB;

●	Optimising mutual recognition of funds to promote the moderate relaxation of the proportion limit for cross-border sales of mutual recognition of funds (MRF) and optimize the MRF arrangement to better meet the needs of investors in Mainland China and Hong Kong; and

●	Supporting the listing of leading Mainland companies in Hong Kong to further strengthen communication and coordination with relevant departments to support eligible leading Mainland companies in listing and financing in Hong Kong.

With the business opportunities brought by the Mainland-Hong Kong connectivity and Wealth Management Connect scheme, and the upcoming Insurance Connect introduced by the China Insurance Regulatory Commission, China will be one of our focus areas with an increasing addressable market and opportunity set.

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

We intend to transform our existing shared service center to (i) provide post-sales services to mainland China customers who have purchased Hong Kong insurance products; and (ii) institutionalize our capabilities to form B2B partnerships in mainland China. We intend to build a lead management tool to recommend new and personalized insurance products to customers, which we intend to be a key priority for 2025 and beyond.

Leverage Our Technology, Tools and Features to Continue to Attract and Engage Creators, Brands and Users and Build a Robust Ecosystem

We intend to continue leveraging our integrated global platform to maximize the growth potential of our business. The proliferation of digital content and engagement with such content, and the convergence of live entertainment and digital technologies, have expanded use cases, exposure and monetization opportunities for our Technology Platform and our customers. We believe that our integrated capabilities and global reach allow us to deepen relationships with existing Brands, Creators and Users and attract new Brands, Creators, Users and partners.

We believe that the suite of tools and features that we offer are a key differentiator as we work to grow the scope and depth of engagement from Creators, Brands and users and continue to expand our ecosystem. We believe our Technology Platform delivers digital distribution tools that enable Creators and Brands to control how their content reaches a broad audience through multiple social media channels. Together with our analytical capabilities that track user engagement, we provide the opportunity for Creators and Brands to monetize content across multiple digital platforms including Facebook, Instagram, TikTok, Snapchat, YouTube, Twitter and more, which by extension generates revenue opportunities for us.

We believe our investments in AI-powered tools for content development, moderation, distribution and audience management on our Technology Platform allow us to deliver a robust solution to attract Creators and Brands. Our suite of tools allows for creative content development and distribution, as well as targeted interaction by Brands. Sophisticated algorithms based on natural language datasets created through engagement with hundreds of millions of users allow us to providers users with reach and measurement tools that we consider a key differentiator. On behalf of Brands, our AI-powered tools and algorithms allow for the creation and execution of immersive brand experiences that leverage the growing power of Creators and reach across the customer journey, from awareness to purchase to loyalty programs.

We plan to continue to invest and learn from our experiences to build features designed to separate us from our competition, with the goal of being the go-to platform for Creators seeking to distribute and monetize their content and for Brands to reach consumers through targeted engagement.

Over time, we believe we can play a key role in altering the creator economy so more economic return flows directly to the artists, influencers, athletes, celebrities and every-day users creating content and less flows to the big-tech intermediaries that dominate today.

Expand Our Experiential Offerings in Ways That Create Revenue Opportunities, Build Our Brand and Culture and Fuel Our Ecosystem

We have observed that younger demographics are increasingly prioritizing concerts, sports, and other entertainment options over material goods. According to a study conducted by Expedia and the Center for Generational Kinetics, LLC, 74% of Americans aged 18-65 polled place more value on experiences than products or things. Because we deliver live and digital entertainment through our Technology Platform, we believe we are well positioned to take advantage of these continuing secular trends and create new offerings and investment opportunities.

Other live Events we produce are a source of content that afford us with opportunities to promote and leverage our Technology Platform and build our brand, in addition to being revenue generative in and of themselves. We believe these Events, featuring well-known names in music and athletics, attract individuals and businesses to our ecosystem and drive user engagement, and position us where we believe consumer interest is trending. We believe that these Events are exciting to our users, offer sponsorship and engagement opportunities for Brands, and provide inspiration to Creators. Combined with our suite of tools to market these Events on the Triller app, TrillerTV, and other social media platforms, we intend to continue to seek to monetize the interest in these Events and related content.

We also seek to position ourselves to take advantage of the growing demand for content. Through our owned and licensed entertainment and media products, our distribution platforms and our integration with third-party platforms, we believe we are positioned at the center of this demand. As new distribution models and technologies have broadened access and enhanced the consumer experience, premium content values have increased. Through our Technology Platform, Events and content and distribution properties, we seek to foster value creation, for us and both the artists and influencers that use our Technology Platform.

Invest in Adjacent High Growth Industry Segments

Our global Technology Platform has enabled us to enter new, fast-growing industry segments where we are able to leverage long-standing business partnerships and relevant commercial insights to accelerate scale. Our Technology Platform allows us to identify areas of growth early and benefit from constant technological disruption. Our existing footprint helps to facilitate organic investment in new adjacent industry segments. We plan to execute upon these opportunities as they emerge in the future.

Emphasize Strategic Growth Through Mergers and Acquisitions on Our Technology Platform

Our mergers and acquisitions strategy has been focused on investing in intellectual property and acquiring capabilities for our Technology Platform. We will continue to invest in mergers and acquisitions to complement our internal capabilities and enhance the value of our Technology Platform. We believe that owning a highly curated intellectual property asset base and global capabilities set further enhance the ecosystem connectivity that makes our Technology Platform the ideal home for numerous future acquisition targets that fit the profile of our investment strategy. We also will opportunistically seek to monetize and or dispose of certain assets, if needed. We also believe that the insights that we have gained from our position in the content ecosystem, social media landscape and e-commerce business give us access to a vast amount of information that informs our investment activities and has the potential to provide access to proprietary acquisition and investment opportunities.

Our management team also has the combined experience of executing more than $50 billion in transactional value in content and technology mergers and acquisitions. Collectively, we believe these insights and experience position us well to evaluate targets and identify synergies and growth potential. We seek to leverage the experience and relationships of our management team, creative incentive structures to our partners and our portfolio of assets to attract Brands and Creators to our Technology Platform. This experience, together with learnings from our acquisitions to date and insights gained from our position in the content ecosystem, give us access to a vast amount of information that can help us assess acquisition targets.

Creating an Ecosystem Empowered by Fintech

Hong Kong’s Fintech Landscape

In July 2018, the HKMA introduced the “Open API Framework” to facilitate the development and wider adoption of application programming interfaces or APIs by the banking sector. The Open API functions include product information, customer acquisition, account information and transactions. The HKMA also launched the Faster Payment System in September 2018 to facilitate real-time payments and fund transfers between banks and stored value facility operators with the use of a recipient’s mobile number or email address as an account proxy. We believes that, with the on-going business integration with the GBA, Hong Kong is likely to see further liberalization in the financial services sector in the coming years, especially in relation to the use of financial technologies.

In July 2018, the HKMA introduced the “Open API Framework” to facilitate the development and wider adoption of application programming interfaces or APIs by the banking sector. The Open API functions include product information, customer acquisition, account information and transactions. The HKMA also launched the Faster Payment System in September 2018 to facilitate real-time payments and fund transfers between banks and stored value facility operators with the use of a recipient’s mobile number or email address as an account proxy. We believes that, with the on-going business integration with the GBA, Hong Kong is likely to see further liberalization in the financial services sector in the coming years, especially in relation to the use of financial technologies.

Group Synergy to be Realized Leveraging on Existing Infrastructure and Partners

To provide a seamless customer journey, increase customers’ stickiness and deepen their share wallet, Our future strategic focus intends to create an integrated digital ecosystem by leveraging existing infrastructure, customers and partners.

We intends to realize synergies across different business units by:

●	focusing on product portfolio enhancements, including endowment insurance and investment fund savings plans;

●	leveraging the flexibility offered by different financing options, including insurance premium financing, point-of-sale consumer credit, personal credit facility or mortgage financing; and

●	using the IFA sales team as a large distribution channel.

Our digital platform is one of its core customer acquisition engines which we intends to further equip with functionalities including a cash management tool for customers, and a transaction platform that encompasses insurance and investment products, retail consumption, medical appointments, content marketing and social sharing.

By targeting customers’ needs at various life stages, we intends to provide a one-stop service to customers while enhancing its cross-selling business opportunities. Further collaboration will also be sought in the future with its local partners and overseas fintech investments. Fintech will continue to invest in fintech developments to improve its capabilities and attract local and global business partners.

Our Corporate Information

We were originally incorporated on October 8, 2018 in the British Virgin Islands as a special purpose acquisition company under the former name of AGBA Acquisition Limited (“AAL”). In connection with the consummation of the Business Combination (as defined below), we changed our name from “AGBA Acquisition Limited” to “TRILLER GROUP INC.”. Our principal executive office is located at 7119 West Sunset Boulevard, Suite 782
Los Angeles, CA.

Our Corporate Information

We were originally incorporated on October 8, 2018 in the British Virgin Islands as a special purpose acquisition company under the former name of AGBA Acquisition Limited (“AAL”). In connection with the consummation of the Business Combination (as defined below), on October 15, 2024, we changed our name from “AGBA Acquisition Limited” to “Triller Group Inc.” Our headquarters in Hong Kong is located at AGBA Tower, 68 Johnston Road, Wan Chai, Hong Kong.

Intellectual Property

We own domain names and trademarks. We are currently in the process of re-branding our business and as part of this exercise, AGBA is in the process of obtaining domain names and trademark registrations for its new brands, such as “TAG,” “OnePlatform,”, “AGBA Focus”, “AGBA Perform” and “AGBA Group,” among others.

Our intellectual property includes the “Triller,” “Triller Fight Club,” “TrillerFest,” “TrillerTV,” “FITE,” “Cliqz”, “Fangage”, “Julius” and “Thuzio” Brands in addition to the trademarks and copyrights associated with our content, Events, and the rights to use the intellectual property of our commercial partners. Substantially all of our IP and owned assets that we acquire are protected by trademarks and copyright, whether registered or unregistered.  To protect its existing and potential, future intellectual property, we have entered into confidentiality and proprietary rights agreements with employees, consultants, contractors and business partners; employees and contractors are also subject to invention assignment provisions. As part of its contracting process with third parties, we use contract terms such as limited licenses, restrictions on use, and confidentiality, as additional measures to protect its intellectual property.

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

Employees

As of December 31, 2024, we had 288 full-time and full-time equivalent employees. None of the employees are represented by a labor union, and we consider our employee relations to be good.

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

ITEM 1A. RISK FACTORS

Risks Factors Relating to the Company’s Hong Kong Operations and Proximity to the PRC

The business, financial condition, results of operations, and prospects of the Company may be materially and adversely affected if certain laws and regulations of the PRC become applicable to the Company or its subsidiaries. the Company may be subject to the risks and uncertainties associated with the evolving laws and regulations in the PRC, their interpretation and implementation, and the legal and regulatory system in the PRC more generally, including with respect to the enforcement of laws and the possibility of changes of rules and regulations with little or no advance notice.

The Company currently does not have operations in mainland China. Although the Company and its subsidiaries do service Chinese clients, all sales of financial products offered by the TAG Business and its subsidiaries occur in Hong Kong. the Company does not sell any financial products in mainland China, and all of the TAG Business’s customer data is maintained outside of mainland China. Accordingly, none of the Company or its subsidiaries are regulated by any regulatory authorities in mainland China. Pursuant to the Basic Law of the Hong Kong Special Administrative Region (the “Basic Law”), which is a national law of the PRC and the constitutional document for Hong Kong, national laws of the PRC shall not be applied in Hong Kong except for those listed in Annex III of the Basic Law and applied locally by promulgation or local legislation. The Basic Law expressly provides that the national laws of the PRC which may be listed in Annex III of the Basic Law shall be confined to those relating to defense and foreign affairs as well as other matters outside the autonomy of Hong Kong. While the National People’s Congress of the PRC has the power to amend the Basic Law, the Basic Law also expressly provides that no amendment to the Basic Law shall contravene the established basic policies of the PRC regarding Hong Kong. As a result, national laws of the PRC not listed in Annex III of the Basic Law do not apply to Hong Kong-based businesses.

However, the laws and regulations in the PRC are evolving, and their enactment timetable, interpretation, and implementation involve significant uncertainties. To the extent that any PRC laws and regulations become applicable to the Company, the Company may be subject to the risks and uncertainties associated with the evolving laws and regulations of the PRC, their interpretation and implementation, and the legal and regulatory system in the PRC more generally, including with respect to the enforcement of laws and the possibility of changes of rules and regulations with little or no advance notice. If certain PRC laws and regulations, including existing laws and regulations and those enacted or promulgated in the future, were to become applicable to companies such as the Company or its subsidiaries in the future, the application of such laws and regulations may have a material adverse impact on the business, financial condition, results of operations, and prospects of the Company and its ability to offer securities to investors, any of which may, in turn, cause the value of ILLR’s securities to significantly decline or become worthless.

Relevant organs of the PRC government have made recent statements or recently taken regulatory actions related to data security, anti-monopoly, and overseas listings of mainland China businesses. For example, in addition to the PRC Data Security Law and the Measures for Cybersecurity Review issued by the Cyberspace Administration of China which became effective on February 15, 2022 (the “Measures”), relevant PRC government agencies have recently taken anti-trust enforcement action against certain mainland China-based businesses. The management of ILLR understands that such enforcement action was taken pursuant to the PRC Anti-Monopoly Law which applies to monopolistic activities in domestic economic activities in mainland China and monopolistic activities outside mainland China which eliminate or restrict market competition in mainland China. In addition, in July 2021, the PRC government provided new guidance on PRC-based companies raising capital outside of the PRC, including through arrangements called variable interest entities (“VIEs”). In light of such developments, the SEC has imposed enhanced disclosure requirements on China-based companies seeking to register securities with the SEC.

While the Company currently does not have any operations in mainland China, there is no guarantee that the recent statements or regulatory actions by the relevant organs of the PRC government, including statements relating to the PRC Data Security Law, the PRC Personal Information Protection Law, and VIEs as well as the anti-monopoly enforcement actions will continue not to apply to the Company. Should such statements or regulatory actions apply to companies such as ILLR or its subsidiaries in the future, it could have a material adverse impact on the business, financial condition, results of operations, and prospects of ILLR, ILLR’s ability to accept foreign investments, and ILLR’s ability to offer or continue to offer securities to investors on a U.S. or other international securities exchange, any of which may, in turn, cause the value of ILLR’s securities to significantly decline or become worthless. ILLR cannot predict the extent of such impact if such events were to occur.

The Company may also become subject to the laws and regulations of the PRC to the extent that the TAG Business commences business and customer facing operations in mainland China as a result of any future partnership, acquisition, expansion, or organic growth.

The PRC government exerts substantial influence, discretion, oversight, and control over the manner in which companies incorporated under the laws of PRC must conduct their business activities. The Company has offices in Hong Kong and has no operations in mainland China; however, there can be no guarantee that the PRC government will not seek to intervene or influence the operations of its business or its subsidiaries at any time.

Because (i) the Company currently does not have operations in mainland China, (ii) all sales of financial products offered by the Company and its subsidiaries, including those to PRC citizens, occur in Hong Kong, and (iii) the TAG Business does not sell any financial products in mainland China, the PRC government currently does not directly govern the manner in which the Company conducts its business activities outside of mainland China. However, the PRC legal system is evolving quickly, and PRC laws, regulations, and rules may change quickly with little advance notice, including with respect to Hong Kong-based businesses. As a result, there can be no assurance that the Company will not be subject to direct influence or discretion over its business from organs of the PRC government in the future, due to changes in laws or other unforeseeable reasons or due to the Company’s expansion or acquisition of operations in or involving mainland China.

The PRC government has exercised and continues to exercise substantial control over many sectors of the PRC economy, including through regulation and/or state ownership. PRC government actions have had, and may continue to have, a significant effect on economic conditions in the PRC and the businesses which are subject to them. If the Company became subject to the direct intervention or influence of the PRC government at any time due to changes in laws or other unforeseeable reasons or as a result of the Company’s development, expansion, or acquisition of operations in the PRC, the Company may be required to make material changes in its operations, which may result in increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply, or both. The Company cannot be assured that the PRC government will not, in the future, release regulations or policies regarding other industries, which, if applicable to the Company or its subsidiaries, may adversely affect the business, financial condition and results of operations of the Company.

In addition, the various segments of the Company are regulated by a number of Hong Kong regulators, including, the Hong Kong Insurance Authority and the Mandatory Provident Fund Schemes Authority. PRC government influence or oversight over such Hong Kong regulators may have an indirect but material impact on the Company, including but not limited to with respect to capital requirements, its ability to operate certain businesses, its operations in certain jurisdictions (including the markets in which the Company or its subsidiaries may operate in the future) and/or the implementation of certain controls and procedures in relation to risk management or cybersecurity. Furthermore, the market prices and/or liquidity of the securities of the Company could be adversely affected as a result of anticipated negative impacts of any such government actions, as well as negative investor sentiment towards Hong Kong-based companies subject to direct PRC government oversight and regulation, regardless of actual operating performance. There can be no assurance or guarantee that the PRC government would not intervene in or influence the operations of the Company, directly or indirectly, at any time.

The securities of ILLR may be delisted or prohibited from being traded “over-the-counter” under the Holding Foreign Companies Accountable Act (as amended by the Accelerating Holding Foreign Companies Accountable Act) if the PCAOB were unable to fully inspect the company’s auditor.

The Holding Foreign Companies Accountable Act, or the HFCA Act, was enacted into U.S. law on December 18, 2020. The HFCA Act states that if the SEC determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the Public Company Accounting Oversight Board of the United States (the “PCAOB”) for three consecutive years beginning in 2021, the SEC shall prohibit its securities from being traded on a national securities exchange or in the over-the-counter trading market in the U.S. On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (i) China, and (ii) Hong Kong.

On December 2, 2021, the SEC adopted final amendments implementing congressionally mandated submission and disclosure requirements of the HFCA Act. On December 23, 2022 the Accelerating Holding Foreign Companies Accountable Act (AHFCA Act) was enacted, which amended the HFCA Act by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. As a result, the time period before the Company’s securities may be prohibited from trading or delisted has been reduced accordingly.

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

WWC, P.C. is headquartered in California and has been inspected by the PCAOB on a regular basis. The management of ILLR believes, therefore, that WWC, P.C. is not subject to the determinations announced by the PCAOB on December 16, 2021 with respect to PRC and Hong Kong-based auditors. WWC, P.C. is not included in the list of determinations announced by the PCAOB on December 21, 2021 in their HFCA Act Determination Report under PCAOB Rule 6100. On August 26, 2022, the China Securities Regulatory Commission, or CSRC, the Ministry of Finance of the PRC, and PCAOB signed a Statement of Protocol, or the Protocol, governing inspections and investigations of audit firms based in China and Hong Kong. Pursuant to the Protocol, the PCAOB has independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. However, uncertainties still exist whether this new framework will be fully complied with. If notwithstanding this new framework, the PCAOB was unable to fully inspect WWC, P.C. (or any other auditor of the Company) in the future, or if PRC or American authorities further regulate auditing work of Chinese or Hong Kong companies listed on the U.S. stock exchanges in a manner that would restrict WWC, P.C. (or any future auditor of the Company) from performing work in Hong Kong, ILLR may be required to change its auditor. Furthermore, there can be no assurance that the SEC, Nasdaq, or other regulatory authorities would not apply additional and more stringent criteria to ILLR in connection with audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of ILLR’s financial statements. The failure to comply with the requirement in the HFCA Act, as amended by the AHFCA Act, that the PCAOB be permitted to inspect the issuer’s public accounting firm within two years, would subject ILLR to consequences including the delisting of ILLR in the future if the PCAOB is unable to inspect ILLR’s accounting firm (whether WWC, P.C. or another firm) at such future time.

On December 23, 2022, the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”) was enacted, which amended the HFCA Act by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. On December 29, 2022, a legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”), was signed into law by President Biden. The Consolidated Appropriations Act contained, among other things, an identical provision to AHFCAA, which reduces the number of consecutive non-inspection years required for triggering the prohibitions under the Holding Foreign Companies Accountable Act from three years to two. Whether the PCAOB will continue to be able to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong is subject to uncertainty and depends on a number of factors out of our, and our auditor’s, control. The PCAOB is continuing to demand complete access in mainland China and Hong Kong moving forward and is already making plans to resume regular inspections in early 2023 and beyond, as well as to continue pursuing ongoing investigations and initiate new investigations as needed. The PCAOB has indicated that it will act immediately to consider the need to issue new determinations with the HFCA Act if needed, without having to wait another year to reassess its determinations. In the future, if there is any regulatory change or step taken by PRC regulators that does not permit our auditor to provide audit documentations located in China or Hong Kong to the PCAOB for inspection or investigation, or the PCAOB expands the scope of the determination so that we are subject to the HFCA Act, as the same may be amended, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities, including trading on the national exchange and trading on “over-the-counter” markets, may be prohibited under the HFCA Act. The recent developments would add uncertainties to our offering and we cannot assure you whether the national securities exchange we apply for listing or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditors’ audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach, or experience as it relates to our audit.

Although not currently subject, the Company may become subject to the PRC laws and regulations regarding offerings that are conducted overseas and/or foreign investment in China-based issuers, and any failure to comply with applicable laws and obligations could have a material and adverse effect on the business, financial condition, results of operations, and the Company’s prospects of the Company and may hinder ILLR’s ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Recently, the PRC government has initiated a series of regulatory actions and statements to regulate business operations in certain areas in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. On June 10, 2021, the Standing Committee of the National People’s Congress enacted the PRC Data Security Law, which took effect on September 1, 2021. The law requires data collection to be conducted in a legitimate and proper manner, and stipulates that, for the purpose of data protection, data processing activities must be conducted based on data classification and hierarchical protection system for data security.

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws.

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

On December 28, 2021, the Cyberspace Administration of China (“CAC”) jointly with the relevant authorities formally published Measures for Cybersecurity Review (2021) which took effect on February 15, 2022 and replaced the former Measures for Cybersecurity Review (2020) issued on July 10, 2021. Measures for Cybersecurity Review (2021) stipulates that operators of critical information infrastructure purchasing network products and services, and online platform operator (together with the operators of critical information infrastructure, the “CII Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country.

The Company or its subsidiaries may collect and store certain data (including certain personal information) from their clients, who may be PRC individuals, in connection with their business and operations and for “Know Your Customers” purposes (to combat money laundering). Given that (1) the Company is incorporated in Delaware and certain of its subsidiaries are incorporated in Hong Kong and are located in and conduct their operations in Hong Kong, (2) they have no subsidiary, VIE structure, nor any operations in mainland China, and (3) pursuant to the Basic Law, national laws of the PRC shall not be applied in Hong Kong except for those listed in Annex III of the Basic Law (which is confined to laws relating to defense and foreign affairs, as well as other matters outside the autonomy of Hong Kong), the management of the Company does not currently expect the Measures for Cybersecurity Review (2021), the PRC Personal Information Protection Law, or the Draft Overseas Listing Regulations to impact the operations of the TAG Business. As of date of this registration statement, the Company and its subsidiaries have conducted all non-U.S. sales activities in Hong Kong and in aggregate collected and stored personal information of less than one million users in the PRC, all of the data collected is stored in servers located in Hong Kong, and none of the Company or its subsidiaries have been informed by any PRC governmental authority of any requirement that it files for a cybersecurity review or a CSRC review. Accordingly, the management of the Company does not currently expect that the laws and regulations in the PRC on data security, data protection or cybersecurity apply to the Company or that the oversight of the CAC will be extended to the TAG Business’s operations in Hong Kong, because (i) the Company is not a “CII Operator” or a “Network Platform Operator” as defined under the relevant PRC cyberspace laws; (ii) the Company does not harm PRC national security, public interests, or the legitimate rights and interests of citizens or organizations of the PRC; (iii) the Company is not subject to PRC government cyberspace scrutiny; and (iv) the Company is compliant with PRC cyberspace laws that have been issued up to the date of this registration statement.

However, since these statements and regulatory actions are new, it is highly uncertain how soon the legislative or administrative regulation making bodies will act, what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and whether any of these will apply to the Company, if at all. There can be no assurance that the Company will be able to comply in all respects with any PRC regulatory requirements that may become applicable to it in the future. For example, the Company’s current practice of collecting and processing personal information may be ordered to be rectified or terminated by regulatory authorities. In the event of a failure to comply with any applicable regulations, the Company may become subject to the consequences of such non-compliance, including fines and other penalties, which, in turn, may have a material adverse effect on the business, operations, financial condition, and prospects of the Company and may hinder the ability of the Company to offer or continue to offer securities to investors. Such an impact could, in turn, cause the value of such securities to significantly decline or be worthless.

The Company is subject to many of the economic and political risks associated with emerging markets, particularly China, due to its operations in Hong Kong. Adverse changes in Hong Kong’s or China’s economic, political, and social conditions as well as government policies could adversely affect the Company’s business and prospects.

The Company currently conducts certain of its business in Hong Kong and is considering options for expansion of its business in mainland China. Accordingly, the Company is subject to risks and uncertainties including fluctuations in mainland China’s GDP, unfavorable or unpredictable treatment in relation to tax matters, expropriation of private assets, exchange controls, restrictions affecting its ability to make cross-border transfer of funds, regulatory proceedings, inflation, currency fluctuations, or the absence of, or unexpected changes in, regulations and unforeseeable operational risks. In addition, the Company’s business, prospects, financial condition, and results of operations may be significantly influenced by political, economic, and social conditions in Hong Kong and China generally and by continued economic growth in China.

The Chinese economy differs from the economies of most developed jurisdictions (such as Hong Kong) in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. Although the PRC government has implemented measures that focus on accounting for market forces to effect economic reform and aimed at reducing the state ownership of productive assets and establishing improved corporate governance in business enterprises, a substantial portion of China’s productive assets are still owned by the government. In addition, the PRC government continues to play a significant role in regulating development through industrial policies. The PRC government also exercises significant control over China’s economic growth through its allocation of resources, control of payment of foreign currency-denominated obligations, monetary policy, and preferential treatment for particular industries or companies. Many of the economic reforms carried out by the PRC government are unprecedented or experimental and are expected to be refined and improved over time. This refining and adjustment process may not necessarily have a positive effect on the operations and business development of the Company. Other political, economic, and social factors may also lead to further adjustments of the reform measures. For example, the PRC government has in the past implemented a number of measures intended to curtail certain segments of the economy, including the real estate industry, which the government believed to be overheating. These actions, as well as other actions and policies of the PRC government, could cause a decrease in the overall level of economic activity in the PRC and, in turn, have an adverse impact on the business and financial condition of the Company.

While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures, which may benefit the overall Chinese economy, may have a negative effect on the TAG Business. For example, the Company’s financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, the PRC government has from time to time implemented certain measures, including interest rate changes, to control the pace of economic growth. These measures may cause decreased economic activity in China, as evidenced by the slowing of growth of the Chinese economy since 2012. In addition, COVID-19 had a severe and negative impact on the Chinese economy since the first quarter of 2020. Whether this will lead to a prolonged downturn in the Chinese economy is still unknown. In addition, any future escalation of the ongoing trade war between the United States and China, regional or national instability, the ongoing impact of the COVID-19 pandemic, or the armed conflict between Russia and Ukraine may negatively impact the growth of the Chinese economy. Any prolonged slowdown in the Chinese economy or adverse changes in the policies of the Chinese government or in the laws and regulations in China could have a material adverse effect on the overall economic growth of China and may reduce the demand for the Company’s services and solutions among potential Chinese customers and materially and adversely affect its business and results of operations.

National laws of the PRC do not apply in Hong Kong unless they are listed in Annex III of the Basic Law and applied locally by promulgation or local legislation. National laws that may be listed in Annex III are currently limited under the Basic Law to those which fall within the scope of defense and foreign affairs as well as other matters outside the limits of the autonomy of Hong Kong. National laws and regulations relating to data protection, cybersecurity and the anti-monopoly have not been listed in Annex III and so do not apply directly to Hong Kong. The laws and regulations in the PRC are evolving, and their enactment timetable, interpretation and implementation involve significant uncertainties. To the extent any PRC laws and regulations become applicable to the Company, it may be subject to the risks and uncertainties associated with the legal system in the PRC, including with respect to the enforcement of laws and the possibility of changes of rules and regulations with little or no advance notice. The TAG Business may also become subject to the laws and regulations of the PRC to the extent it commences business and customer facing operations in mainland China as a result of any future acquisition, expansion, or organic growth.

The Company’s potential expansion of activities in China is subject to various risks.

The Company and certain of its subsidiaries, as of the date of this registration statement, operate in Hong Kong. The Company has been pursuing and will continue to pursue its growth strategy in China, particularly in the Greater Bay Area, comprising Macau, Guangzhou, Shenzhen, and the surrounding area. Currently, the Company does not have any Chinese operating entities and does not plan to use “variable interest entities,” or VIEs, in the future to conduct its operations. The management of the Company intends for such expansion to be conducted through customer referrals and partnerships, with its actual sales activities conducted in Hong Kong. For instance, the Company is currently in active discussions to establish a strategic partnership with a top asset manager (the “Potential Partner”) in China to provide offshore insurance solutions to its over 20 million customers. Accordingly, the management of the Company expects the main source of revenue from such expansion in China to be generated from referral income.

Notwithstanding, expansion of China-related activities may expose the Company to additional risks, including:

●	Changing global environment, including changes in U.S., Chinese, and international trade policies;

●	Challenges associated with relying on local partners in markets that are not as familiar to the Company, including joint venture partners to help the Company establish its business;

●	Difficulties managing operations in new regions, including complying with the various regulatory and legal requirements;

●	Different approval or licensing requirements;

●	Recruiting sufficient suitable personnel in new markets;

●	Challenges in providing services and solutions as well as support in these new markets;

●	Challenges in attracting business partners and customers;

●	Potential adverse tax consequences;

●	Foreign exchange losses;

●	Limited protection for intellectual property rights;

●	Inability to effectively enforce contractual or legal rights;

●	International travel restriction and temporary lock-down due to COVID-19; and

●	Local political, regulatory, and economic instability or wars, civil unrest, and terrorist incidents.

Moreover, changes in China’s economic, political, or social conditions or government policies could have a material adverse effect on the Company’s growth plans. If the Company is unable to effectively avoid or mitigate these risks, its ability to grow its China-related business will be affected, which could have a material adverse effect on its business, financial condition, results of operations, and prospects.

As the Company further expands into the international market, it is increasingly subject to additional legal and regulatory compliance requirements, including local licensing and periodic reporting obligations. the Company may inadvertently fail to comply with local laws and regulations, and any such violation could subject the Company to regulatory penalties, such as revocation of licenses, which would in turn harm its brand, reputation, business operation and financial results. Although the Company has policies and procedures in place to enhance compliance with local laws and regulations, there can be no assurance that its employees, contractors, or agents will stay compliant with these policies and procedures.

The Company’s financial services revenues are highly dependent on macroeconomic conditions as well as Hong Kong, China, and global market conditions. Disruptions in the global financial markets and economic conditions could adversely affect the Company and its institutional clients and customers.

Given the certain of its business operations concentrated in Hong Kong, the Company’s success depends on the health of the Hong Kong financial industry, which is affected by changes in general economic conditions beyond the Company’s control. Economic factors such as increased interest rates, slow economic growth or recessionary conditions, changes in household debt levels, and increased unemployment or stagnant or declining wages affect the Company’s customers’ income and thus their ability and willingness to take loans from the Company, invest with the Company, or engage with the Company’s other financial products. Domestic and global events affect all such macroeconomic conditions. Weak or a significant deterioration in economic conditions reduce the amount of disposable income both individual and institutional consumers have, which in turn reduces consumer spending and their willingness to engage with the Company’s financial services. Any or all of the circumstances described above may lead to further volatility in or disruption of the credit markets at any time and could adversely affect the Company’s financial condition.

Changes in the condition of Hong Kong’s and China’s economies generally affect the demand and supply of financial products, which in turn will affect demand for the solutions that the Company provides. For example, a credit crisis, or prolonged downturn in the credit markets could severely affect the Company’s operating environment by, for example, causing a tightening in credit guidelines, limited liquidity, deterioration in credit performance, or increased foreclosures. Since a significant portion of the Company’s revenue is generated from transaction-based fees and commissions, a decrease in transaction volumes could cause a material decline in the Company’s revenues for the duration of such crisis.

Global economies could suffer dramatic downturns as the result of a deterioration in the credit markets and related financial crisis as well as a variety of other factors including, extreme volatility in security prices, diminished liquidity and credit availability, and ratings downgrades or declining valuations of certain investments. In past economic downturns, governments have taken unprecedented actions to address and rectify these extreme market and economic conditions, including by providing liquidity and stability to the financial markets. If these actions are not successful, the return of adverse economic conditions may significantly affect the businesses of the Company’s customers, which could in turn negatively affect the Company’s revenues.

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

Failure to comply with existing or future laws and regulations related to data protection or data security could lead to liabilities, administrative penalties, or other regulatory actions, which could negatively affect the Company’s operating results, business, and prospects.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of personal data worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Regulatory authorities in virtually every jurisdiction in which we have implemented or are considering a number of legislative and regulatory proposals concerning personal data protection. Our management been monitoring the evolution of this area of law and intends to take steps to ensure compliance with laws applicable to our current operations in Hong Kong and potential future operations in China.

While the our management believes that we are not currently subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data, we may be subject to such laws in the future. These laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. Non-compliance could result in penalties or other significant legal liabilities.

The PRC may prevent the cash maintained by the Company in Hong Kong from leaving, or the PRC could restrict deployment of such cash for the Company’s business purposes or for the payment of dividends.

The Company does not have any business operations in mainland China or maintain any cash balances in mainland China. However, if the Company were to establish business operations or maintain cash balances in mainland China, it may become subject to the PRC government’s controls on the convertibility of Renminbi into foreign currencies and the remittance of currencies out of China to foreign entities or investors. Under the existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange (“SAFE”) as long as certain procedural requirements related to foreign exchange control are met. Although generally the PRC government may not impose any restrictions on international payments or transfers on current account, the PRC government may, at its discretion, impose restrictions on access to foreign currencies for current account transactions, and there may also exist macro-prudential control in foreign exchange through position management or know-your-customer (KYC) policies. Approval from appropriate government authorities, including SAFE, the National Development and Reform Commission (NDRC) and the Ministry of Commerce may be required for certain transactions if Renminbi is converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. Furthermore, foreign currency loans or capital contributions may be subject to statutory limits and registration with competent authorities.

The Hong Kong government has not issued similar laws or regulations for companies that are incorporated in or conduct businesses in Hong Kong. No cash is or is currently intended by the management of the Company to be held in the PRC by the Company or any of its subsidiaries. There is no regulatory restriction imposed by authorities in Hong Kong over the flow of funds among the Company and its subsidiaries, or on any distributions or dividends of the Company to its investors as of the date of this registration statement, and management of the Company does not expect there will be regulatory restrictions by authorities in Hong Kong.

The Basic Law is the constitutional document for Hong Kong. Under Article 112 of the Basic Law, no foreign exchange control policies shall be applied in Hong Kong. The Hong Kong dollar shall be freely convertible, and the Government of Hong Kong shall safeguard the free flow of capital within, into and out of the region. The power to amend the Basic Law lies in the National People’s Congress of the PRC and the ultimate power of interpretation of the Basic Law is vested in the Standing Committee of the National People’s Congress of the PRC. Therefore, the PRC has the power to cause a change in the Basic Law and cause capital controls to be imposed over Hong Kong. If the PRC were to do so, the PRC may also restrict the ability of the Company’s operating entities to remit currency maintained in Hong Kong offshore to pay dividends or make other payments, or otherwise to satisfy its foreign-currency-denominated obligations. In such case, relevant PRC governmental authorities may limit the ability of the Company to purchase foreign currencies in the future to settle transactions. As the PRC government may continue to strengthen its control over Hong Kong, this may limit the Company’s ability to utilize such currencies to fund its business activities outside of the PRC, or to pay dividends in foreign currencies.

Risks Factors Relating to the Business and Operations of TAG International Limited and TAG Asia Capital Limited

The technologies that the Company uses may contain undetected errors, which could result in customer dissatisfaction, damage to the Company’s reputation, or loss of customers.

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

The Company relies on third parties for various aspects of its business and the services and solutions that it offers. The Company’s business, results of operations, financial condition, and reputation may be materially and adversely affected if these third parties do not continue to maintain or expand their relationship with the Company, or if they fail to perform in accordance with the terms of their relevant contracts.

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

Significant increases and decreases in the number of transactions by the Company’s clients can have a material negative effect on the Company’s profitability and its ability to efficiently process and settle transactions.

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

Due to the heavily regulated nature of the industries in which we operate, primarily the insurance, Mandatory Provident Fund (“MPF”), asset management and money lending industries, we are required to comply with a wide array of Hong Kong laws and regulations that regulate, among other things, the manner in which they conduct their businesses, which of our operating entities can provide certain services, and the fees that they may charge. Governmental authorities and various Hong Kong agencies, including, among others, the Insurance Authority, the Mandatory Provident Fund Authority, the Securities and Futures Commission, and the Inland Revenue Department, have broad oversight and supervisory authority over us.

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

Risks Factors Relating to the Business and Operations of Triller Corp.

Triller has a limited operating history and has experienced fluctuations in its results of operations due to the nature of its business and a number of factors, which makes it difficult to forecast its revenue and evaluate its business and future prospects.

Triller’s ability to forecast its future results of operations and plan for and model future growth is limited. Triller has a limited operating history which makes it difficult to predict its results of operations. In addition, Triller’s results of operations may fluctuate from quarter to quarter as a result of the nature of its business and a number of factors, many of which are outside of Triller’s control and may be difficult to predict. For example, Triller hosts Events under its Bareknuckle Fighting Championships (“BKFC”) offerings which may lead to outsized revenue for one quarter compared to other quarters. Some additional factors that affect our results include, but are not limited to:

●	the level of demand for Triller’s Technology Platform and Events;

●	its ability to retain existing or add new Creators and Brands;

●	its ability to successfully integrate companies and assets it has acquired and in the future may acquire into its business;

●	the timing and success of new features, integrations, capabilities and enhancements by Triller to its products or by its competitors to their products;

●	changes in the competitive landscape of Triller’s market;

●	Triller’s ability to achieve widespread acceptance and use of its Technology Platform;

●	errors in Triller’s forecasting of the demand for its Triller app, Technology Platform offerings and Events, which could lead to lower revenue, increased costs or both;

●	the amount and timing of operating expenses and capital expenditures, as well as entry into operating leases, that Triller may incur to maintain and expand its business and operations and to remain competitive;

●	the timing of expenses and recognition of revenue;

●	security breaches, technical difficulties or interruptions to its Technology Platform resulting in service level agreement credits;

●	adverse litigation judgments, other dispute-related settlement payments or other litigation-related costs;

●	regulatory fines;

●	changes in, and continuing uncertainty in relation to, the legislative or regulatory environment;

●	legal and regulatory compliance costs in new and existing markets;

●	the number of new employees added and employee turnover;

●	the timing of the grant or vesting or settlement of equity awards to employees, directors or consultants;

●	the timing of the conversion of Triller’s outstanding convertible securities or when our outstanding debt may become due or payable;

●	the availability of content for licensing for use by Creators on its Technology Platform;

●	pricing pressure as a result of competition or otherwise;

●	costs and timing of expenses related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write-downs; and

●	general economic conditions in either domestic or international markets, including geopolitical uncertainty and instability.

Any one or more of the factors above may result in significant fluctuations in Triller’s quarterly results of operations. You should not rely on Triller’s past results as an indicator of our future performance. The variability and unpredictability of Triller’s quarterly results of operations or other operating metrics could result in its failure to meet its expectations or those of analysts that cover it or investors with respect to revenue or other key metrics for a particular period. If Triller fails to meet or exceed such expectations for these or any other reasons, Triller could face costly lawsuits, including securities class action suits.

In addition, there has been historically a high failure rate among early-stage companies. Early-stage companies face a number of risks, including, among others, the ability to effectively implement a growth strategy, counter and respond to actions by competitors, maintain adequate control of expenses and achieve market acceptance. Triller’s future performance will depend upon a number of factors, including its ability to successfully implement, launch, and achieve market acceptance of its Technology Platform and offerings to anticipate and manage the risks associated therewith. Triller has encountered and expects to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, such as the risks and uncertainties described herein. We cannot assure you that we will successfully address any of these factors, and our failure to do so could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Triller has an unproven and evolving business model and the Company cannot provide any assurance that Triller will generate significant revenues or operating profit.

Triller’s current business model is unproven and evolving and the scale and profit potential, if any, is unknown at this time. Management has spent significant time developing and refining its business model in an effort to increase revenue and gain market share. To date Triller’s efforts to create a profitable business model have not succeeded and there is no guarantee that it will achieve scale or profitability. Triller is subject to all of the risks inherent in the creation of a new business. Its ability to achieve scale and profitability is dependent, among other things, its ability to retain or add new users, Creators and Brands to our Technology Platform, its ability to gain acceptance of our Technology Platform and on Triller’s ability to successfully integrate companies it has acquired and in the future may acquire into its business.

Triller has various financial obligations which have come due in the past six months and are coming due over the next twelve months and it may not be able to meet its cash obligations as those amounts come due.

Triller has various financial obligations which have come due in the past six months and are coming due over the next twelve months. Triller may not have sufficient cash on hand to satisfy these obligations or may be unable to meet its cash obligations as they become due, which would materially harm Triller’s financial condition and liquidity as well as its reputation.

The loss of a large customer could have an adverse effect on Triller’s business.

As of December 31, 2024, Triller had one customer that comprised approximately 20% of consolidated accounts receivable. As of December 31, 2023, Triller had one customer that comprised over 27% of consolidated accounts receivable. During the years ended December 31, 2024 and 2023, Triller had a single customer, All Elite Wrestling, a customer of TrillerTV, which accounted for approximately 24% and 19% of Triller’s consolidated revenue, respectively. Pursuant to Triller’s distribution agreement with All Elite Wrestling (“AEW”), TrillerTV holds a non-exclusive, non-transferable right to distribute certain audiovisual programs that are owned or controlled by AEW on TrillerTV’s distribution platform within the US and UK. In consideration for such rights and pursuant to Triller’s distribution agreement, TrillerTV pays AEW a fixed percentage of all net revenues generated through the distribution of such media (which usually occur through pay-per-view sales). In addition, the distribution agreement grants TrillerTV the right to distribute and sell certain of AEW’s branded wrestling programs as a monthly subscription service via Triller’s distribution platforms outside of the United States, United Kingdom and other territories in return for a fixed percentage of all revenue collected by TrillerTV in connection therewith. The distribution agreement automatically renews for successive one year periods and may be terminated by either party upon the delivery of 30 days’ notice.

Triller manages its exposure to credit risk by performing ongoing evaluation of its customers’ credit worthiness and the amount of credit extended to them. Customers of this size may divert management’s attention from other operational matters and pull resources from other areas of the business, resulting in potential loss of revenue from other customers. The loss of, or significant curtailment of purchases by, any one or more of Triller’s larger customers could have a material adverse effect on its operating results.

Non-compliance with the objective and subjective criteria for the Paycheck Protection Program (“PPP”) loan could have a material adverse effect on Triller’s business.

On April 10, 2020, Triller Inc. received a PPP Loan from First Choice Bank, in the aggregate amount of $1,556,000, pursuant to the PPP under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The PPP Loan, which was in the form of a note dated April 10, 2020 issued by First Choice Bank, which matured on April 13, 2022, and bore interest at a rate of 1% per annum, payable monthly commencing on the fifth calendar day of the seventh month following the date of first disbursement. The PPP Loan permitted prepayment by Triller at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan could only be used for payroll costs, any payment of interest on a covered mortgage obligation, any payment on a covered rent obligation, or any covered utility incurred during the 8-week period beginning on the date of first disbursement of this loan. Triller used the entire PPP Loan amount for what it considered to be qualifying expenses, under the current guidance as promulgated by the U.S. Small Business Administration (the “SBA”). Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The PPP Loan was forgiven by the First Choice Bank on July 28, 2021. In January 2025, the SBA made a final loan review decision. After review of the documentation provided, the SBA has recalculated Triller Inc.’s maximum eligible PPP loan amount and limited forgiveness to the eligible amount to $407,251.77.

In order to apply for the PPP Loan, Triller were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support Triller’s ongoing operations. If the SBA determines that Triller were ineligible to receive the PPP Loan or determines that Triller did not comply with requirements after receiving the PPP Loan, Triller may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties and adverse publicity, which could have a material adverse effect on Triller’s business, results of operations, and financial condition.

If the Company’s goodwill or intangible assets become impaired, the Company may be required to record an additional significant charge to earnings.

A significant decline in the Company’s expected future cash flows, a significant adverse change in the business climate, slower economic growth or a significant and sustained decline in the value of Triller’s common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate Triller’s taking charges in the future related to the impairment of its goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If Triller were to conclude that a future write-down of its goodwill is necessary, Triller would record the appropriate charge, which could have a material adverse effect on its results of operations. Triller reviews its goodwill for impairment annually and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the carrying amount of goodwill may not be recoverable. If such goodwill or intangible assets are deemed to be impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. Any impacts to Triller’s business, including macroeconomic conditions such as rising interest rates and fluctuations in markets, could result in impairments and significant charges to earnings.

Triller is not in compliance with the payment obligations of a significant number of its significant music licensing agreements and agreements with other vendors and counterparties.

Triller is not in compliance with the payment obligations of a significant number of its contracts with certain of its counterparties, including with respect to its music licenses, as a result of its inability to make certain fee payments required pursuant to such agreements or its failure to make such payments on time. In addition to being behind on payments to music licensing counterparties, Triller is overdue on payments to other parties and vendors, including but not limited to those providing Triller with engineering, marketing and legal services. These amounts currently exceed Triller’s cash balance and Triller currently has obligations, that could impact its ability to obtain financing in the future. If Triller is not able to obtain sufficient financing to satisfy these obligations it may be unable to pay its obligations when they come due. Triller also has payments due to certain of its landlords at its rented facilities. This may further affect Triller’s ability to remain solvent and pay its obligations when they come due, including under existing litigation settlement obligations and new adverse judgments.

While Triller is currently working with its partners and counterparties and/or negotiating the terms of these various agreements, if Triller is unsuccessful in renegotiating these agreements or receiving waivers of the due date of payments required thereunder, its partners and vendors could terminate these agreements and require Triller to make these fee payments in their entirety. Further, if Triller’s music licensing partners terminate Triller’s agreements, it will also lose the right to include their content on Triller’s platform. Such counterparties have in the past and may in the future look to file litigation against Triller seeking such overdue payment, which could have an adverse effect on Triller’s business, financial condition, and results of operations.

We may in the future be adversely affected by natural disasters, the physical effects of climate change, and other catastrophic events, and by man-made problems such as geo-political conflicts and events, including acts of war and terrorism, that could disrupt Triller’s business operations and adversely affect Triller’s financial condition and results of operations.

We have been, and may in the future be, adversely affected by significant natural disasters, the physical effects of climate change, or other catastrophic events, such as the COVID-19 pandemic, earthquakes, blizzards, tsunamis, hurricanes, droughts, fires, or floods, or other catastrophic events, such as terrorism, the military conflict involving Russia and Ukraine and economic sanctions imposed on Russia, extended outages of critical utilities, power loss, telecommunications failure, or any critical resource shortages affecting us, Triller’s users or partners. In the event of a natural disaster or other catastrophic event, Triller and its third-party providers may be unable to continue operations, may endure system interruptions, any of which could result in reputational harm, delays in development or interruptions of Triller’s Technology Platform, breaches of data security, and loss of critical data, all of which could have an adverse effect on Triller’s business, financial condition, and results of operations.

In addition, although Triller is not directly impacted by the war between Russia and Ukraine, conflict in Ukraine has further disrupted trade, intensified problems in the global supply chain, and contributed to inflationary pressures. Financial markets around the world experienced volatility following the recent invasion of Ukraine by Russia. In response to the invasion, the United States, United Kingdom and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the ongoing Russia-Ukraine conflict and related sanctions has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. Further, a weak or declining economy could strain Triller’s suppliers and manufacturers. As a result, Triller’s business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.

Generally, during times of war and other major conflicts, Triller, the third parties on which Triller relies, and Triller’s partners may be vulnerable to a heightened risk of cyberattacks, including retaliatory cyberattacks, that could seriously disrupt Triller’s business. Triller has experienced an increase in attempted cyberattacks on its products, systems, and networks, which Triller believes are related to the conflict. Triller may also face retaliatory attacks by governments, entities, or individuals who do not agree with its public expressions of support for Ukraine and its Ukrainian team members. Any such attack could cause disruption to Triller’s platform, systems, and networks, result in security breaches or data loss, damage Triller’s brand, or reduce demand for Triller’s services or advertising products. In addition, Triller may face significant costs (including legal and litigation costs) to prevent, correct, or remediate any such breaches. Triller may also be forced to expend additional resources monitoring its platform for evidence of disinformation or misuse in connection with the ongoing conflict.

Unfavorable macroeconomic conditions, including those caused by inflation or reductions in customers’ spending, could limit Triller’s ability to grow its business and negatively affect its results of operations.

Triller’s business is also impacted by macroeconomic factors. General business and economic conditions that could affect Triller’s business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, access to Triller’s liquidity within the U.S. banking system, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which Triller, its manufacturers and its suppliers operate. Triller’s products and services may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions and other factors, such as consumer confidence in future economic conditions, recessionary forces, rising and fluctuating interest rates, the availability and cost of consumer credit, levels of unemployment and tax rates. In recent years, the United States and other significant economic markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions and, therefore, Triller cannot be sure the extent to which Triller may be affected by recessionary conditions. Unfavorable economic conditions may lead consumers to delay or reduce purchases of Triller’s products and consumer demand for its products may not grow as Triller expects. Triller’s sensitivity to economic cycles and any related fluctuation in consumer demand for its products and services could materially adversely affect Triller’s business, financial condition, and results of operations. In addition, political instability or adverse political developments could harm Triller’s business, financial condition and results of operations.

In addition, market volatility, the high inflationary environment and economic uncertainty make it potentially very difficult for Triller’s customers, its Brands, Creators and Triller to accurately forecast and plan future business activities. During challenging economic times, Creators, Brands and users may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms and may face increased costs or other negative financial impacts, each of which could impair their ability to make timely payments to Triller and adversely affect Triller’s revenue. If that were to occur, Triller’s financial results could be harmed. Further, challenging economic conditions may impair the ability of Triller’s Creators, Brands and users partners to pay for the applications and services Triller offers, which may impact demand for its products. In addition, a weak or declining economy could also strain Triller’s suppliers and manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm Triller’s business and Triller cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact Triller’s business.

Triller’s financial performance in certain quarters and years may fluctuate and may not be indicative of, or comparable to, its financial performance in subsequent financial quarters or years due to economic conditions and operational factors.

Triller’s business is impacted geopolitical events, the overall macro-economy, Brands’ marketing budgets and expenditures and other factors such as interest rates. For example, when Brands have higher marketing expenditures or budgets, which often correspond to broader economic factors, Triller benefits from these trends. In addition, Triller may generate less revenue during reporting periods that have fewer major public or civic engagement on social media, which would have otherwise generated marketing dollars, resulting in lower marketing spend by Brands. Triller’s intention is to continue to diversify its client base such that any one of these factors or events would have a less significant impact on its overall revenue and operating results. If Triller is unsuccessful in diversifying its client base, Triller would continue to be subject to significant fluctuation in its annual and quarterly results, and this may materially adversely affect Triller’s business, financial condition, and results of operations.

Triller’s recent acquisitions have caused Triller to grow rapidly, and Triller will need to continue to make changes to operate at its current size and scale. Triller has in the past faced and may in the future face, difficulty in integrating the operations of the businesses acquired in its recent transactions, and Triller may never realize the anticipated benefits and cost synergies from all of these transactions. If Triller is unable to manage its current operations or any future growth effectively, its business could be adversely affected.

Triller’s recent acquisitions have caused Triller to grow rapidly, and Triller may need to continue to make changes to operate at its current size and scale. If Triller fails to realize the anticipated benefits and cost synergies from its recent acquisitions, or if it experiences any unanticipated or unidentified effects in connection with these transactions, including write-offs of goodwill, accelerated amortization expenses of other intangible assets or any unanticipated disruptions with important third-party relationships, Triller’s business, financial condition and results of operations could be adversely affected. Moreover, Triller’s recent acquisitions involve risks and uncertainties including those associated with the integration of operations, financial reporting, technologies and personnel and the potential loss of key employees, customers or strategic partners. The integration of Triller’s acquired businesses has and will require significant time and resources. For example, Triller currently manually closes the books across its various subsidiaries and business units, and manually consolidate and roll up such subsidiary financials into Triller’s consolidated financial statements. Triller does not currently utilize a consolidated ERP system to manage the closing of Triller’s books or the roll up of financials into Triller’s consolidated financials. This process creates a risk of errors, is time intensive and costly. Triller may not be able to manage the integration of acquired businesses successfully or achieve the strategic, financial or operating objectives of the acquisition or integration, any of which could adversely affect Triller’s business, results of operations or the value of Triller’s acquisitions, and these acquisitions may not be accretive to its earnings and may negatively impact its results of operations. If Triller’s operations continue to grow, Triller will be required, among other things, to upgrade its information systems and other processes and to obtain more space for its expanding administrative support and other personnel. Triller’s continued growth could strain its resources, and Triller could experience operating difficulties, including difficulties in hiring, training and managing an increasing number of employees. These difficulties could result in the erosion of Triller’s brand image and reputation and could have an adverse effect on its business, financial condition, and operating results.

If the Company acquires, combines with or invests in other businesses, it will face risks inherent in such transactions.

The Company has in the past considered and will continue, from time to time, to consider, opportunistic strategic or transformative transactions, which could involve acquisitions, combinations or dispositions of businesses or assets, or strategic alliances or joint ventures with companies engaged in music entertainment, entertainment or other businesses. Any such combination could be material, be difficult to implement, disrupt the Company’s business or change its business profile, focus or strategy significantly.

The Company entered into multiple strategic alliances in the past and later recognized related impairment losses on investments and goodwill. The Company may incur debts in the future upon an acquisition or suffer losses related to impairment of these investments. The Company will continue to examine the merits, risks and feasibility of potential transactions, and expect to explore additional acquisition opportunities in the future. Such examination and exploration efforts, and any related discussions with third parties, may or may not lead to future acquisitions and investments. The Company may not be able to complete acquiring or investing transactions that the Company initiates. The Company’s ability to grow through such acquisitions and investments will depend on many factors, including the availability of suitable acquisition candidates at an acceptable cost, the Company’s ability to reach agreement with acquisition candidates or investee companies on commercially reasonable terms, the availability of financing to complete transactions and the Company’s ability to obtain any required governmental approvals.

Any future transaction could involve numerous risks, including:

●	potential disruption of the Company’s ongoing business and distraction of management;

●	potential loss of Creators and Brands (e.g. musicians, athletes, and influencers);

●	difficulty integrating the acquired businesses or segregating assets to be disposed of;

●	exposure to unknown and/or contingent or other liabilities, including litigation arising in connection with the acquisition, disposition and/or against any businesses the Company may acquire;

●	reputational or other damages to the Company’s business as a result of a failure to consummate such a transaction for, among other reasons, failure to gain antitrust approval;

●	difficulty in realizing synergies between acquired businesses and the Company’s current businesses, including the Company’s ability to achieve the customer synergies that motivated the acquisition;

●	acquired businesses having different users or customers than the Company’s current businesses, including resulting increased administrative burdens and need for additional personnel; and

●	changing the Company’s business profile in ways that could have unintended consequences.

If the Company enters into significant transactions in the future, related accounting charges may affect its business, results of operations and financial condition, particularly in the case of any acquisitions. In addition, the financing of any significant acquisition may result in changes in the Company’s capital structure, including the incurrence of additional indebtedness, which may be substantial. Conversely, any material disposition could reduce the Company’s indebtedness or require the amendment or refinancing of the Company’s outstanding indebtedness or a portion thereof. the Company may not be successful in addressing these risks or any other problems encountered in connection with any strategic or transformative transactions. The Company cannot assure you that if it makes any future acquisitions, investments, strategic alliances or joint ventures or enter into any business combination that they will be completed in a timely manner, or at all, that they will be structured or financed in a way that will enhance the Company’s creditworthiness or that they will meet the Company’s strategic objectives or otherwise be successful. The Company also may not be successful in implementing appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these transactions. Failure to effectively manage any of these transactions could result in material increases in costs or reductions in expected revenues, or both. In addition, if any new business in which the Company invests or which it attempts to develop does not progress as planned, it may not recover the funds and resources the Company has expended and this could have a negative impact on the Company’s businesses or the Company’s company as a whole.

Triller is involved in lawsuits and other litigation matters that are expensive and time consuming, and, if resolved adversely, could harm Triller’s business, financial condition, or results of operations.

Triller is involved in numerous lawsuits, many of which claim statutory damages and/or seek significant changes to Triller’s business operations, and Triller anticipates that it will continue to be involved in numerous lawsuits in the future. Triller has faced, currently face, and will continue to face additional lawsuits based on claims related to, among other things, advertising, privacy, security, content intellectual property infringement, employment or performance of services, activities on Triller’s Technology Platform, consumer protection, or product performance or other claims related to the use of consumer hardware and software, music used on Triller’s platform or related to Triller’s acquisitions. For example, Triller is currently the subject of various litigation proceedings, including a class action lawsuit alleging unpaid wages for production workers, a lawsuit to collect all fees due by Universal Music Publishing Group amongst other claims, a class action against one of Triller’s subsidiaries over the use of consumer personal identifying information and a lawsuit by two social media influencers claiming they are entitled to equity based on services, some of which are entering mediation and/or settlement discussions.

There can be no assurances that a favorable final outcome will be obtained in all Triller’s cases, and defending any lawsuit is costly and can impose a significant burden on management and employees. Any litigation to which Triller is a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or Triller may decide to settle lawsuits on similarly unfavorable terms, which has occurred in the past and which could adversely affect Triller’s business, financial conditions, or results of operations.

If these lawsuits are not resolved in its favor, Triller would not have enough cash on hand to meet these obligations unless it is able to raise additional capital in an amount sufficient to satisfy them. This may affect Triller’s ability to remain solvent and pay its obligations when they come due, including under existing litigation settlement obligations and new litigation adverse judgments.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for Triller because technology companies have experienced significant stock price volatility in recent years. If Triller faces such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm Triller’s business.

Planned expansion of Triller’s operations into new products, services and technologies, including content categories, is inherently risky and may subject Triller to additional business, legal, financial and competitive risks.

Triller currently focus its operations on its AI powered Technology Platform, which provides content creation and distribution (Triller app, TrillerTV, Metaverz, Thuzio and Amplify.ai), fan engagement (Fangage, Julius and Amplify.ai) and targeted promotions and upsells (CrossHype) products and services across the digital platforms used by Triller’s Creators and Brands. Further expansion of Triller’s operations and its marketplace into additional products and services involves numerous risks and challenges, including potential new competition, increased capital requirements and increased marketing spend to achieve customer awareness of these new products and services. Growth into additional content, product and service areas may require changes to Triller’s existing business model and cost structure and modifications to its infrastructure and may expose Triller to new regulatory and legal risks, any of which may require expertise in areas in which Triller has little or no experience. There is no guarantee that Triller will be able to successfully expand its products and services into these areas.

Improper or illegal use of Triller’s Technology Platform could seriously harm Triller’s business and reputation.

Triller cannot be certain that the technologies that Triller has developed to repel spamming attacks will be able to eliminate all spam messages from its products. Spammers attempt to use Triller’s products to send targeted and untargeted spam messages to users, which may embarrass or annoy users and make Triller’s products less user friendly. Triller does not currently have procedures or processes in place to accurately estimate the number of bots or spammers on Triller’s Technology Platform, but are actively working to prevent bots and spammers from engaging on Triller’s platform. Triller’s actions to combat spam may also divert significant time and focus from improving its products. As a result of spamming activities, Triller’s users may use its products less or stop using them altogether, and result in continuing operational cost to Triller. Triller may also be subject to liability or claims related to such spamming activity.

Similarly, terrorists, criminals, and other bad actors may use Triller’s Technology Platform to promote their goals and encourage users to engage in terror and other illegal activities. Triller expects that as more people use its Technology Platform, these bad actors will increasingly seek to misuse Triller’s products. Although Triller invests resources to combat these activities, including by suspending or terminating accounts Triller believes are violating its Terms of Service, it expects these bad actors will continue to seek ways to act inappropriately and illegally on its Technology Platform. Combating these bad actors requires Triller’s teams to divert significant time and focus from improving its products. In addition, Triller may not be able to control or stop its Technology Platform from becoming the preferred application of use by these bad actors, which may become public knowledge and seriously harm Triller’s reputation or lead to lawsuits or attention from regulators. If these activities increase on Triller’s Technology Platform, Triller’s reputation, user growth and user engagement, and operational cost structure could be seriously harmed.

Triller tracks certain performance metrics with internal tools and do not independently verify such metrics. Certain of Triller’s performance metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm Triller’s reputation and negatively affect its business.

Triller calculates Consumer Accounts using internal company data that has not been independently verified. These numbers are based on what Triller believes to be reasonable calculations for the applicable period of measurement, but there are inherent challenges in measuring Consumer Accounts. For example, while Triller endeavors to accurately capture its Consumer Accounts, from time to time certain bot and/or duplicate accounts are created and appear on its Technology Platform which may impact the number of Consumer Accounts. As a result, Triller’s reported Consumer Accounts may include bot and duplicative accounts, thereby overstating Triller’s actual Consumer Accounts. While Triller has recently undergone a robust process to purge as many of the duplicate and bot accounts as practical given Triller’s resources and Triller regularly monitors and reviews these figures and have put in place controls designed to prevent bot users and or duplicates, there can be no assurance that these controls will be effective in eliminating all bot or duplicate accounts. The inclusion of duplicate and/or bot accounts in the Consumer Accounts reported at any given time may lead to an inaccurate assessment of the total number of Consumer Accounts on Triller’s Technology Platform. If Creators, Brands and users do not perceive Triller’s metrics to be accurate representations, or if Triller discovers material inaccuracies in its metrics, Triller’s reputation may be harmed and Creators, Brands and users may be less willing to utilize Triller’s Technology Platform or to allocate their budgets or resources to Triller’s products and services, which could negatively affect Triller’s business and operating results. In addition, if investors, analysts or customers do not believe Triller’s reported measures, such as Consumer Accounts, are sufficient or accurately reflect Triller’s business, Triller may receive negative publicity and its operating results may be adversely impacted.

If Triller’s efforts to attract Creators, users, consumers and Brands are not successful, Triller’s revenues will be adversely affected.

Triller generates revenue through Brands and consumers, with the majority of its revenue coming from Brands. To succeed, Triller must continue to attract and retain Creators, users and consumers who have traditionally engaged with internet and social media platforms such as Instagram, Snapchat and TikTok, as well as well as with video games, cable television, pay-per-view and video-on-demand services for entertainment. With additional Creators and consumers, Triller will attract more Brands which will improve its revenue. Triller’s ability to attract and retain Creators and users and consumers and have them regularly engage with Triller’s Technology Platform depends in part on Triller’s ability to consistently provide its Creators, users and consumers a high-quality experience. Triller must also continue to attract and retain influential Creators such as celebrities, athletes, journalists, sports leagues and teams, media outlets and Brands to leverage its Technology Platform to disseminate content and interact and transact with their followers, and users and consumers. Typically, Triller’s agreements with Creators may be terminated by Creators at any time. If Creators and consumers in either category do not perceive Triller’s products to be of high quality, if Triller introduces new products or features that are not favorably received by them or if Triller fails to introduce products and features that they desire, it may not be able to attract or retain Creators and users and consumers. Triller also cannot guarantee that it will be able to continue to identify these Creators in the future. Additionally, throughout Triller’s history, Creators from time to time have stopped participating on Triller’s Technology Platform and in Triller’s Events for any number of reasons, and Triller cannot guarantee that it will be able to retain current Creators. Additionally, many of Triller’s Creators users and consumers originate from word-of-mouth and referrals from existing Creators users and consumers. If Triller’s efforts to satisfy its existing Creators, users and consumers are not successful, Triller may not be able to attract new Creators, users and consumers, and as a result, it may fail to attract or retain Brands and its revenue may be affected adversely.

Triller’s success depends on its ability to attract Brands to its Technology Platform and provide users and consumers with engaging content, which in part depends on Creator contributed content. If Triller or Creators, including influential Creators, such as celebrities, athletes, journalists, sports leagues and teams, media outlets and Brands, do not continue to contribute engaging content to Triller’s Technology Platform, Triller’s consumer growth, retention and engagement may decline. That, in turn, may impair Triller’s ability to maintain good relationships with Brands that utilize Triller’s Technology Platform or attract new Brands, which may seriously harm Triller’s business and financial performance.

Use of social media by Triller’s Creators, Brands and users may materially and adversely affect Triller’s reputation or subject Triller to fines or other penalties.

Triller integrates third-party social media platforms into its Technology Platform. For example, in addition to Triller’s own content on its website and Triller app, Triller’s Creators can share content on social-media platforms such as Facebook, Instagram, TikTok and Twitter. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, Triller’s employees, Triller’s network of Creators, Triller’s Brands, Triller’s users or third parties acting at Triller’s direction to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject Triller to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on Triller’s business, financial condition and results of operations.

In addition, any use of social media for marketing may increase the burden on Triller to monitor compliance of such materials, and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. For example, in some cases, the Federal Trade Commission (“FTC”) has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a material relationship between an influencer and an advertiser. While Triller asks Creators to comply with FTC regulations and Triller’s guidelines, Triller does not regularly monitor what its Creators post, and if Triller were held responsible for the content of their posts, it could be forced to alter its practices, which could have material adverse effect on Triller’s business, financial condition, and results of operations.

Negative commentary regarding us, Triller’s products or Creators or Brands, Triller’s users and other third parties who are affiliated with Triller may also be posted on social media platforms and may be adverse to Triller’s reputation or business. Creators with whom Triller maintains relationships could engage in behavior or use their platform to communicate directly with Triller’s users and consumers in a manner that reflects poorly on Triller’s brand and may be attributed to Triller or otherwise adversely affect Triller. It is not possible to prevent such behavior, and the precautions Triller takes to detect this activity may not be effective in all cases. The harm may be immediate, without affording Triller an opportunity for redress or correction.

Triller may not be successful in its efforts to further monetize its Technology Platform, which may harm Triller’s business.

Triller’s Technology Platform generates revenue through Brands and consumers, with most of Triller’s revenue generated from Brands through revenue sharing and service fee arrangements. When Triller enables the consumption of content by individuals in the form of Triller branded live Events, Triller creates an ecosphere of content across its Technology Platform offerings and it also generates revenue in the form of live-event ticket sales, pay-per-view fees, subscriptions and merchandise sales. Triller’s partnerships with high-profile Creators and Brands enable Triller to host live Events that receive massive viewership. As such, Triller is seeking to expand its relationships with Brands, its Creator and consumer base and increase the number of hours that consumers spend on Triller’s Technology Platform and the volume of content that is published across and from Triller’s Technology Platform in an effort to create additional revenue opportunities. Triller has made, and are continuing to make, significant investments to enable users, Brands, Creators, and advertisers to create compelling content and deliver advertising to Triller’s users.

Triller’s ability to deliver more relevant content to its users and consumers and to increase its Technology Platform’s value to Brands and Creators depends on the collection of engagement data, which may be restricted or prevented by a number of factors. Consumers may decide to opt out or restrict some of Triller’s ability to collect personal data or to provide them with more relevant and sponsored content. Creators could refuse to allow Triller to collect data regarding engagement or refuse to implement mechanisms Triller requests to ensure compliance with Triller’s legal obligations or technical requirements in some instances. If these possible scenarios occur to a large enough extent, Triller may not be able to achieve its expected growth in revenue or gross profit. Triller may not be able to compete effectively or adapt to any such changes or trends, which would harm Triller’s ability to grow its advertising revenue and harm its business.

Further, Triller may not be successful in further monetizing its Technology Platform. Most of the revenue from Triller’s Technology Platform is generated from Brands through revenue sharing and service fee arrangements. Revenue share comes from advertising, premium content, Events, pay-per-view fees, subscription fees or merchandise sales that are transacted via Triller’s Technology Platform. As a result, Triller’s financial performance and ability to grow revenue could be seriously harmed if:

●	Triller does not expand or retain its relationships with Brands and Creators;

●	Triller’s reputation is harmed;

●	there is a decline in Triller’s available content or a decrease in the perceived quantity, quality, usefulness or relevance of the content provided by Triller and Triller’s Creators;

●	competitive developments result in Triller’s competitors possessing various competitive advantages, whether technological or otherwise;

●	Triller does not adjust to changes to the industry landscape;

●	Triller does not continue to invest in and strengthen Triller’s Technology Platform, including Triller’s suite of Creator offerings and Triller’s Events and Events-related services;

●	Triller fails to identify attractive opportunities to enhance existing businesses or grow its portfolio of assets;

●	Triller fails to continue to develop creative and entertaining programs and Events;

●	macroeconomic conditions, including changes in corporate spending and discretionary consumer spending, divert Brand and consumer expenditures away from the markets Triller serves; and

●	Triller fails to produce and/or distribute premier Events throughout the year, including BKFC and TrillerTV programming.

If Triller is unable to maintain adequate content on its Technology Platform, its business may be harmed.

Triller may fail to attract Creators that generate sufficient content hours on its Technology Platform and for its Brands. Triller’s business model depends on its ability to connect its Brands with content Creators. If Triller is unable to grow and maintain spend from its Brands, either through revenue sharing relationships or fee sharing arrangements, its results of operations may be harmed.

Triller operates in a highly competitive industry, and Triller competes for Brands with other social media outlets and streaming services, as well as traditional media, such as radio, broadcast, cable and satellite TV and satellite and internet radio. Triller may not be successful in maintaining or improving the number of its Brand partners who utilize Triller’s Technology Platform for advertising, premium content, Events, pay-per-view fees, subscription fees or merchandise sales that are transacted via Triller’s Technology Platform.

Triller’s competitors offer content and other platforms that may be more attractive to advertisers than Triller’s Technology Platform. If Triller is unable to increase its revenue by, among other things, continuing to improve its Technology Platform’s data to further optimize and measure its Brand partners’ campaigns, increase revenue from fee sharing arrangements or the completion of successful campaigns for its Brands, Triller’s business and its growth prospects may be harmed. Triller may not be able to compete effectively or adapt to any such changes or trends, which would harm its ability to grow its advertising revenue and harm its business.

Triller’s success and revenue growth are dependent on adding new Creators, users, consumers and Brands, effectively educating and training Triller’s existing Creators and Brands on how to make full use of Triller’s Technology Platform and increasing usage of Triller’s Technology Platform by Triller’s consumers.

Triller’s success is dependent on regularly adding new Creators and Brands and increasing Triller’s consumers’ usage of Triller’s platform and Triller faces competition from a variety of other domestic and foreign companies. Triller faces competition from alternative providers of the entertainment, content, live Events and sports industries. Triller’s contracts and relationships with Creators and Brands generally do not include long-term or exclusive obligations requiring them to use Triller’s platform or maintain or increase their use of Triller’s platform. Creators can also terminate their agreements with Triller for convenience.

Triller’s Creators and Brands typically have relationships with numerous providers and can use both Triller’s platform and those of Triller’s competitors without incurring significant costs or disruption. Triller’s Brands may also choose to decrease their use of revenue sharing and service fee arrangements. Accordingly, Triller must continually work to win new Brands and Creators and retain existing Brands and Creators, increase their usage of Triller’s platform and increase Triller’s users. Given the number of products on Triller’s Technology Platform, Triller may not be successful at educating and training Creators and Brands on how to use Triller’s platform and products in order for Triller’s Creators and Brands to get the most benefit from Triller’s Technology Platform and increase their usage. If these efforts are unsuccessful or Creators or Brands decide not to continue to maintain or increase their usage of Triller’s Technology Platform for any other reason, or if Triller fails to attract new Creators or Brands, Triller’s revenue could fail to grow or decline, which would materially and adversely harm Triller’s business, operating results and financial condition. Any increased competition, which may not be foreseeable, or Triller’s failure to adequately address any competitive factors, could result in reduced demand for its content, live Events, or brands, which could have an adverse effect on Triller’s business, financial condition, and results of operations. Triller cannot assure you that its Creators, Brands and consumers will continue to use and increase their spend on Triller’s platform or that it will be able to attract a sufficient number of new Creators, Brands, users and consumers to continue to grow Triller’s business and revenue. If Brands representing a significant portion of Triller’s business decide to materially reduce their use of Triller’s Technology Platform or cease using Triller’s Technology Platform altogether, Triller’s revenue could be significantly reduced, which could have a material adverse effect on Triller’s business, operating results and financial condition.

Triller generates substantially all of its revenue from Brands. If the content and services provided on Triller’s Technology Platform are not relevant to Brands, fail to attract new Brands or result in a loss of Brands using Triller’s Technology Platform, Triller’s growth may be adversely impacted.

Triller generates substantially all of its revenue from Brands through revenue sharing and service fee (including SaaS) arrangements. Revenue share comes from advertising, premium content, Events, pay-per-view fees, subscription fees or merchandise sales that are transacted via Triller’s Technology Platform. Service fees come from Brands that utilize Triller’s platform to reach consumers via a combination of campaign fees, sponsorship fees and transaction fees or SaaS fees, including monthly subscription fees. Even though Triller also generates revenue from consumers in the form of Creator-driven live-event ticket sales, pay-per-view fees, subscriptions and merchandise sales, Triller still expects to continue to generate substantially all its revenue from Brands for the foreseeable future.

Most Brands do not have long-term commitments with us, and Triller’s efforts to establish long-term commitments may not succeed. Because most Brands do not have long-term commitments with us, they may terminate their contracts and relationships with Triller and may instead pursue relationships with competitors. Since Triller does not have long-term contractual commitments with its Brand partners, maintaining and enhancing relationships with its Brand partners will require Triller to make substantial investments and these investments may not be successful.

The Brands with whom Triller partners vary from small businesses to well-known Fortune 500 companies. Due to Triller’s limited operating history, many Brands only recently started working with Triller’s Technology Platform solutions and spend a relatively small portion of their overall advertising budget with Triller In addition, some Brands may view some of Triller’s Technology Platform offerings as experimental and unproven or prefer certain of Triller’s products over others.

Triller has made, and are continuing to make, investments to enable Creators and Brands to deliver relevant content to consumers on Triller’s Technology Platform. If Triller fails to continue to innovate and improve on its Technology Platform, its business may be harmed. New technologies, products and services are driving rapid changes in consumer behavior as consumers seek more control over when, where and how they consume content and access communications services. These technological advancements and changes in consumer behavior and/or Triller’s failure to effectively anticipate or adapt to such changes, could reduce Triller’s subscriber activations and increase Triller’s user churn rate, and could have a material adverse effect on Triller’s business, results of operations, financial condition and cash flow.

Moreover, Triller relies heavily on its ability to collect and disclose data and metrics to its Brands so Triller can attract new Brands and retain existing Brands. Any restriction or inability, whether by law, regulation, policy, or other reason, to collect and disclose data and metrics which Triller’s Brands find useful would impede Triller’s ability to attract and retain Brands. Regulators around the world are increasingly scrutinizing and regulating the collection, use, and sharing of personal data related to advertising, which could materially impact Triller’s revenue and seriously harm Triller’s business. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) expanded the rights of individuals to control how their personal data is collected and processed, and placed restrictions on the use of personal data of younger minors. The processing of personal data for personalized advertising under EU GDPR and UK GDPR continues to be under increased scrutiny from European regulators, which includes ongoing regulatory action against large technology companies like Triller’s, the outcomes of which may be uncertain and subject to appeal. The European Digital Services Act (“DSA”) prohibits targeted advertising to minors based on the profiling of personal information in the European Union. Other European legislative proposals and present laws and regulations may also apply to Triller’s or Triller’s advertisers’ activities and require significant operational changes to Triller’s business. For example, it is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive, which could have a material impact on the availability of data Triller relies on to improve and personalize its products and features. Outside of Europe, other laws further regulate behavioral, interest-based, or targeted advertising, making certain online advertising activities more difficult and subject to additional scrutiny. For example, in the United States, the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act of 2020 (“CPRA”) place additional requirements on the handling of personal data for us, Triller’s partners, and Triller’s advertisers, such as granting California residents the right to opt-out of a company’s sharing of personal data for certain advertising purposes in exchange for money or other valuable consideration. Other states are considering similar legislation. Moreover, individuals are also becoming increasingly aware of and resistant to the collection, use, and sharing of personal data in connection with advertising. Individuals are becoming more aware of options related to consent and other options to opt-out of such data processing, including through media attention about privacy and data protection.

Further, Triller may experience media, legislative, or regulatory scrutiny of its actions or decisions regarding user privacy, encryption, content, advertising and other issues, which may materially adversely affect Triller’s reputation and Triller’s relationship with its Brands.

Triller believes that a positive reputation concerning its Technology Platform is important in attracting and retaining Brands. In addition, Triller may fail to respond expeditiously or appropriately to objectionable practices by Creators users, or consumers, or to otherwise address user concerns or suffer reputational harm, which could erode confidence in Triller’s Brand partners. To the extent the content Triller produces, distribute or otherwise make available is perceived as low quality, offensive, harmful or otherwise not compelling to consumers and Brands, Triller’s ability to establish and maintain a positive reputation may be adversely impacted and Triller may lose Brand relationships or fail to attract new Brands to its business. Similarly, other companies with similar technologies and platforms may fail to respond expeditiously or appropriately to objectionable practices on their respective platforms and may not otherwise address concerns from users, family members of those users, or the broader public audience. If such other companies suffer public ridicule or reputational harm, such negative views could erode confidence in Triller’s Brand partners.

Triller’s user growth, engagement, and monetization on mobile devices depend upon effective operation with mobile operating systems, networks, technologies, products, and standards that Triller does not control.

There is no guarantee that popular mobile devices will continue to feature Triller’s products, or that mobile device users will continue to use Triller’s products rather than competing products. Triller is dependent on the interoperability of its products with popular mobile operating systems, networks, technologies, products, and standards that Triller does not control, such as the Android and iOS operating systems and mobile browsers. Changes, bugs, or technical issues in such systems, or changes in Triller’s relationships with mobile operating system partners, handset manufacturers, browser developers, or mobile carriers, or in the content or application of their terms of service or policies (which they have made in the past and continue to seek to implement) that degrade Triller’s products’ functionality, reduce or eliminate Triller’s ability to update or distribute its products, give preferential treatment to competitive products, limit its ability to deliver, target, or measure the effectiveness of advertisements, or charge fees related to the distribution of its products or its delivery of advertisements have in the past adversely affected, and could in the future adversely affect, the usage of its products and monetization on mobile devices. Additionally, in order to deliver high quality mobile products, it is important that Triller’s products work well with a range of mobile technologies, products, systems, networks, and standards that Triller does not control, and that Triller has good relationships with handset manufacturers, mobile carriers, and browser developers. Triller may not be successful in maintaining or developing relationships with key participants in the mobile ecosystem or in developing products that operate effectively with these technologies, products, systems, networks, or standards. In the event that it is more difficult for Triller’s users to access and use Triller’s products on their mobile devices, or if Triller’s users choose not to access or use Triller’s products on their mobile devices or use mobile products that do not offer access to Triller’s products, Triller’s user growth and user engagement could be harmed. From time to time, Triller may also take actions regarding the distribution of its products or the operation of its business based on what Triller believes to be in its long-term best interests. Such actions may adversely affect Triller’s users and Triller’s relationships with the operators of mobile operating systems, handset manufacturers, mobile carriers, browser developers, other business partners, or advertisers, and there is no assurance that these actions will result in the anticipated long-term benefits. In the event that Triller’s users are adversely affected by these actions or if Triller’s relationships with such third parties deteriorate, Triller’s user growth, engagement, and monetization could be adversely affected and Triller’s business could be harmed. Triller has in the past experienced challenges in operating with mobile operating systems, networks, technologies, products, and standards that Triller does not control, and any such occurrences in the future may negatively impact Triller’s user growth, engagement, and monetization on mobile devices, which may in turn materially and adversely affect Triller’s business and financial results.

Unfavorable media coverage has in the past and could in the future materially adversely affect Triller’s business, brand image or reputation.

Triller receives a high degree of media coverage. Unfavorable publicity and/or false media reports regarding us, Triller’s privacy practices, data security compromises or breaches, product changes, product quality, litigation or regulatory activity, including any intellectual property proceeding, or regarding the actions of Triller’s partners, Triller’s Creators, Triller’s Brands or consumers, Triller’s employees or other companies in Triller’s industry, has in the past and could in the future adversely affect Triller’s brand image or reputation. For example, there have been news articles discussing allegations against Triller for Triller’s nonpayment of fees, including articles discussing Triller’s litigation with Sony Music Entertainment and Universal Music Publishing Group, which may adversely affect Triller’s brand image or reputation. For more information, see discussion of the Sony Music Litigation under “Description of Triller’s Business — Legal Proceedings.”

If Triller fails to protect its brand image or reputation, Triller may experience material adverse effects to the size, demographics, engagement, and loyalty of Triller’s Creator and user base or Brand relationships, resulting in decreased revenue, fewer app installs (or increased app uninstalls), or slower user growth rates. In addition, if securities analysts or investors perceive any media coverage of us, or other companies with similar technologies and platforms, to be negative, the value of Triller’s Series A common stock (and, after the closing of the Merger, of Triller Common Stock) may be materially adversely affected. Any of the foregoing could materially adversely affect Triller’s business, financial condition and results of operations.

Triller’s market is competitive and dynamic. Triller faces and will continue to face significant competition for Creators, Brands and consumers, which could result in reduced profit margins and loss of market share.

Triller faces robust and rapidly evolving competition in all aspects of its business, including from companies that allow users to share and discover content and/or that enable Creators and Brands to use content platforms to reach customers, such as Apple, Alphabet (including Google and YouTube), Amazon, Snapchat, Facebook (including Instagram), ByteDance (including TikTok), ESPN+, BT Sport, Kayo Sports, Klaviyo and Showtime, among others.

Triller competes to attract, engage and retain users against current and potential competitors, both globally and in particular geographic regions where it operates. These competitive risks are heightened because some of Triller’s competitors have more extensive hardware, software, and service offerings, longer histories, larger user bases, increased brand recognition, more experience in the markets in which Triller competes and greater overall resources than Triller. These advantages enable them to devote more financial resources to technology, infrastructure, fulfillment and marketing, which in turn enables them to offer competitive services at little or no profit or even at a loss. For example, prominent, well-funded competitors like Apple, Google, and Amazon have a competitive advantage because they can leverage the substantially broader product offerings in their ecosystem to gain subscribers through bundled offers and to monetize users. Additionally, Triller’s current and future competitors have engaged and will continue to engage in mergers or acquisitions with each other to combine and leverage their broad audiences, content and capabilities.

Relatedly, Triller competes for users based on its presence and visibility as compared with other businesses and platforms that deliver audio and video content through the internet and connected devices. Triller faces significant competition for users from companies promoting their own digital content online or through application stores, including large, well-funded, and seasoned participants in the digital media market.

Triller also faces increasing competition because of new or emerging technologies and changes in market conditions. Triller’s current and future competitors have introduced, and may continue to introduce, new ways of consuming or engaging with content, such as ByteDance, that cause Triller’s users, especially the younger demographic, to switch to another product, which would negatively affect Triller’s user retention, growth, and engagement. As the market for on-demand video on the internet and mobile and connected devices increases, new competitors, business models and solutions are likely to emerge. Triller believes that companies with a combination of technical expertise, brand recognition, financial resources and digital media experience pose a significant threat of developing competing on-demand distribution technologies.

Additionally, Triller competes for a share of advertisers’ overall marketing budgets with other content providers on a variety of factors, including perceived return on investment, effectiveness and relevance of Triller’s advertising products and content offering, pricing structure, and ability to deliver large volumes or precise types of advertisements to targeted user demographic pools. Triller also competes for advertisers with a range of internet companies, including major internet portals, search engine companies, social media sites and mobile applications, as well as traditional advertising channels such as terrestrial radio and television.

Most of Triller’s competitors in this market have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in developing, marketing and distributing products. Ongoing pricing pressure could result in significant price erosion, reduced profit margins and loss of market share, any of which could have a material adverse effect on Triller’s business, results of operations, financial position and liquidity. Large internet companies with strong brand recognition, such as TikTok, Facebook, Google, Amazon and Twitter, have significant numbers of sales personnel, substantial advertising inventory, proprietary advertising technology solutions and traffic that provide a significant competitive advantage and have a significant impact on pricing for reaching these user bases. Failure to compete successfully against Triller’s current or future competitors could result in the loss of current or potential advertisers, a reduced share of Triller’s advertisers’ overall marketing budget, the loss of existing or potential users, or diminished brand strength, which could adversely affect Triller’s pricing and margins, lower Triller’s revenue, increase Triller’s research and development and marketing expenses and prevent Triller from achieving or maintaining profitability.

Moreover, Triller competes with other forms of entertainment and leisure activities. While Triller monitors general market conditions, significant shifts in consumer demand that could materially alter public preferences for different forms of entertainment and leisure activities are difficult to predict. Failure to adequately identify and adapt to these competitive pressures could have a negative impact on Triller’s business.

Access to certain of Triller’s products depends on mobile app stores and other third parties such as data center service providers, hosted web service providers, internet transit providers and other communications systems service providers. If third parties such as the Apple App Store or Google Play Store adopt and enforce policies that limit, prohibit or eliminate Triller’s ability to distribute or update its applications through their stores, or increase the costs to do so, it could materially adversely affect Triller’s business, financial condition and results of operations.

Triller’s products and services mainly depend on mobile application stores and the continued services and performance of other third parties such as data center service providers, third party computer systems, internet transit providers, and other communications systems and service providers. Triller’s mobile applications are almost exclusively accessed through and depend on the Apple App Store and the Google Play Store. While Triller’s mobile applications are generally free to download from these stores, Triller offers its users the opportunity to purchase subscriptions and certain à la carte features through these applications. Triller determines the prices at which these subscriptions and features are sold, subject to approval by Apple or Google, as relevant. Purchases of these subscriptions and features via Triller’s mobile applications are mainly processed through the in-app payment systems provided by Apple and Google. Triller pays Apple and Google, as applicable, a meaningful share (up to 30%) of the revenue it receives from transactions processed through in-app payment systems If the Apple App Store or the Google Play Store were to experience an outage, or if either decided to exit a market, many of Triller’s users may be unable to access Triller’s apps, which could materially adversely affect Triller’s business, financial condition and results of operations. Any deterioration in Triller’s relationships with these and other third-party suppliers, vendors, and business partners, or any adverse change in the terms and conditions governing these relationships, could have a negative impact on Triller’s business, financial condition, and results of operations.

Furthermore, application stores and other third party providers such as Apple and Google have broad discretion to make changes to their operating systems or payment services or change the manner in which their mobile operating systems function and their respective terms and conditions applicable to the distribution of Triller’s Technology Platform, including the amount of, and requirement to pay, certain fees associated with purchases required to be facilitated by such third parties through Triller’s applications, and to interpret their respective terms and conditions in ways that may limit, eliminate, or otherwise interfere with Triller’s products and services, Triller’s ability to distribute its Technology Platform through their stores, Triller’s ability to update its applications, including to make bug fixes or other feature updates or upgrades, the features Triller provides, the manner in which Triller markets its in-app products and services, its ability to access native functionality or other aspects of mobile devices, and its ability to access information about its users that they collect. There can be no assurance that Apple or Google, or any other similar third party, will not limit, delay, eliminate, or otherwise interfere with the distribution of Triller’s Technology Platform, or that Triller will not be limited or prohibited from using certain current or prospective distribution or marketing channels in the future. To the extent any of them do so, Triller’s business, financial condition and results of operations could be materially adversely affected.

In addition, the websites and apps of Triller’s competitors may rank higher than offerings from Triller’s Technology Platform and Triller’s Triller app in search engines and or app stores, and/or Triller’s application may be difficult to locate in device application stores, which could draw potential users away from Triller’s service and toward those of Triller’s competitors. Device application stores often offer users the ability to browse applications by various criteria, such as the number of downloads in a given time period, the length of time since an application was released or updated, or the category in which the application is placed. If Triller is unable to compete successfully for users against other digital media providers by maintaining and increasing its presence, ease of use, and visibility and the amount of content streamed on Triller’s Technology Platform may fail to increase or may decline and Triller’s subscription fees and advertising sales may suffer.

In operating its Technology Platform, Triller may fail to launch new products or features according to its timetable, and its new products or features may not be commercially successful.

In order for Triller’s integrated global platform to succeed over time, Triller will need to license, acquire or develop new products or features that can generate additional revenue and further diversify Triller’s revenue sources. A number of factors, including technical difficulties, government approvals and licenses of intellectual property rights required for launching new products, lack of sufficient development personnel and other resources, and adverse developments in Triller’s relationship with the licensors of Triller’s new licensed products could result in delay in launching Triller’s new products. Therefore, Triller cannot assure you that it will be able to meet its timetable for new launches.

Additionally, Triller’s operations and revenues are affected by consumer tastes and entertainment trends, including consumer use of Triller’s Technology Platform and other applications such as TikTok, Instagram, Facebook, Netflix and YouTube, and various other social media apps and short- and long- form streaming services, as well as the market demand for live sports and music Events, user-generated content generally, and internet-based Brand engagement, each of which are unpredictable and may be affected by changes in the economic, social, cultural and political climate or global issues such as the recent COVID-19 pandemic. Changes in consumers’ tastes or perceptions of Triller’s Technology Platform, content or business partners, whether as a result of the economic, social, cultural or political climate or otherwise, could adversely affect Triller’s operating results. Triller’s failure to avoid a negative perception among consumers or anticipate and respond to changes in consumer preferences, including in the form of content creation or distribution, could result in reduced demand for Triller’s services and content offerings or those of Triller’s partners and owned assets across Triller’s Technology Platform, which could have an adverse effect on Triller’s business, financial condition and results of operations.

There are many factors that may adversely affect the popularity of Triller’s new products. For example, Triller may fail to anticipate and adapt to future technical trends and new business models, fail to satisfy consumer preferences and requirements, fail to effectively plan and organize marketing and promotion activities, fail to effectively detect and prevent programming errors or defects in the products, and fail to operate Triller’s new products at acceptable costs. Triller cannot assure you that its new products will gain market acceptance and become commercially successful. If Triller is not able to license, develop or acquire additional digital entertainment products that are commercially successful, Triller’s future revenues and profitability may decline.

The use of Automatic Content Recognition (“ACR”) technology to collect viewing behavior data is emerging and may not be successful.

The utilization of viewing behavior data collected using ACR technology to inform digital advertising and content delivery is an emerging industry, and future demand and market acceptance for this type of data is uncertain. If the market for the use of this data does not develop or develops more slowly than Triller expects, or if Triller is unable to successfully develop and monetize its Brands, Creators, or offerings off of the viewing behavior data it collects, its growth prospects may be harmed.

Payment methods used on Triller’s Technology Platform subject Triller to third party payment processing-related risks.

Triller accepts payments from its users through a variety of methods, including online payments with credit cards and debit cards issued by major banks, payments made with gift cards processed by third-party providers and payment through third-party online payment platforms such as PayPal, Stripe, Afterpay, and Apple Pay. Triller also relies on third parties to provide payment processing services. For certain payment methods, including credit and debit cards, Triller pays interchange and other fees, which may increase over time and raise its operating costs and lower its profit margins. Triller may also be subject to fraud and other illegal activities in connection with the various payment methods Triller offers, including online payment options and gift cards. Transactions on Triller’s Technology Platform and mobile applications are “card-not-present” transactions, so they present a greater risk of fraud. Criminals are using increasingly sophisticated methods to engage in illegal activities such as unauthorized use of credit or debit cards and bank account information. Requirements relating to consumer authentication and fraud detection with respect to online sales are complex. Triller may ultimately be held liable for the unauthorized use of a cardholder’s card number in an illegal activity and be required by card issuers to pay charge-back fees. Charge-backs result not only in Triller’s loss of fees earned with respect to the payment, but also leave Triller liable for the underlying money transfer amount. If Triller’s charge-back rate becomes excessive, card associations also may require Triller to pay fines or refuse to process Triller’s transactions. In addition, Triller may be subject to additional fraud risk if third-party service providers or its employees fraudulently use consumer information for their own gain or facilitate the fraudulent use of such information. Overall, Triller may have little recourse if it processes a criminally fraudulent transaction.

Triller or a third party may experience a data security breach involving credit card information and when this occurs, affected cardholders will often cancel their credit cards. In the case of a breach experienced by a third party, the more sizable the third party’s customer base and the greater the number of credit card accounts impacted, the more likely it is that Triller’s users would be impacted by such a breach. To the extent Triller’s users are ever affected by such a breach experienced by Triller or a third party, affected users would need to be contacted to obtain new credit card information and process any pending transactions. It is likely that Triller would not be able to reach all affected users, and even if Triller could, some users’ new credit card information may not be obtained and some pending transactions may not be processed, which could materially adversely affect Triller’s business, financial condition and results of operations. Even if Triller’s users are not directly impacted by a given data security breach, they may lose confidence in the ability of service providers to protect their personal information generally, which could cause them to stop using their credit cards online and choose alternative payment methods that are not as convenient for Triller or restrict Triller’s ability to process payments without significant cost or user effort. Additionally, if Triller fails to adequately prevent fraudulent credit card transactions, it may face litigation, fines, governmental enforcement action, civil liability, diminished public perception of Triller’s security measures, significantly higher credit card-related costs and substantial remediation costs, or refusal by credit card processors to continue to process payments on Triller’s behalf, any of which could materially adversely affect Triller’s business, financial condition and results of operations.

Triller is subject to payment card association operating rules, certification requirements and various rules, regulations and requirements governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for Triller to comply. As Triller’s business changes, Triller may also be subject to different rules under existing standards, which may require new assessments that involve costs above what Triller currently pay for compliance. If Triller fails to comply with the rules or requirements of any provider of a payment method it accepts, or if the volume of fraud in Triller’s transactions limits or terminates Triller’s rights to use payment methods it currently accepts, or if a data breach occurs relating to Triller’s payment systems, among other things, Triller may be subject to fines and higher transaction fees and lose its ability to accept credit and debit card payments from its consumers, process electronic funds transfers or facilitate other types of online payments, and its reputation and its business, financial condition and results of operations could be materially and adversely affected.

The validity, enforceability and scope of protection of intellectual property in internet-related industries are evolving, and therefore, uncertain. Triller may have to engage in litigation or other legal proceedings to enforce and protect its intellectual property rights, which could result in substantial costs and diversion of its resources, and have a material adverse effect on its business, financial condition and results of operations.

Triller’s Technology Platform depends on the reliability of the network infrastructure and related services provided by itself and third parties, which is subject to physical, technological, security and other risks. Triller could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm and other serious negative consequences if Triller sustains damages, cyber-attacks or other data security breaches that disrupt its operations or result in the dissemination of proprietary or confidential information about Triller or its customers or other third parties.

The development and operation of Triller’s Technology Platform is subject to physical, technological, security and other risks which may result in interruption in service or reduced capacity. These risks include physical damage, power loss, telecommunications failure, capacity limitation, hardware or software failures or defects and breaches of physical and cybersecurity by computer viruses, system break-ins or otherwise. An increase in the volume of usage of Triller’s Technology Platform could strain the capacity of the software and hardware employed to prevent and identify such failures, breaches and attacks, which could result in slower response time or system failures. In particular, Triller’s industry has witnessed an increase in the number, intensity and sophistication of cybersecurity incidents caused by hackers and other malicious actors such as foreign governments, criminals, hacktivists, terrorists and insider threats. Hackers and other malicious actors may be able to penetrate Triller’s network security and misappropriate or compromise Triller’s confidential, sensitive, personal or proprietary information, or that of third parties, and engage in the unauthorized use or dissemination of such information. They may be able to create system disruptions, or cause shutdowns. Hackers and other malicious actors may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack Triller’s products or otherwise exploit any security vulnerabilities of Triller’s systems. In addition, sophisticated hardware and operating system software and applications that Triller procures from third parties may contain defects in design or manufacture, including “bugs,” cybersecurity vulnerabilities and other problems that could unexpectedly interfere with the operation or security of its systems. For example, in 2022, as a result of a bug introduced in the application, Triller estimated that potentially 504 accounts may have been compromised.

The occurrence of any of these events could result in interruptions, delays or cessation in service to users of Triller’s online services, which could have a material adverse effect on Triller’s business and results of operations. Triller may be required to expend significant capital or other resources to protect against the threat of security breaches and attacks or to alleviate problems caused by such actions, including the following:

●	expenses to rectify the consequences of the damage, security breach or cyber-attack;

●	liability for stolen assets or leaked information;

●	costs of repairing damage to Triller’s systems;

●	lost revenue and income resulting from any system downtime caused by such breach or attack;

●	loss of competitive advantage if Triller’s proprietary information is obtained by competitors as a result of such breach or attack;

●	increased costs of cyber security protection;

●	costs of incentives Triller may be required to offer to its customers or business partners to retain their business; and

●	damage to Triller’s reputation.

In addition, any compromise of security from a security breach or cyber-attack could deter customers or business partners from entering into transactions that involve providing confidential information to Triller. As a result, any compromise to the security of Triller’s systems could have a material adverse effect on its business, reputation, financial condition, and operating results.

While Triller has implemented industry-standard physical and cybersecurity measures, Triller’s network may still be vulnerable to unauthorized access, computer viruses, denial of service and other disruptive problems. Triller has experienced in the past, and may experience in the future, security breaches or attacks. There can be no assurance that any measures implemented will not be circumvented in the future.

Triller’s business is also vulnerable to delays or interruptions due to Triller’s reliance on infrastructure and related services provided by third parties. End-users of Triller’s offerings depend on Internet Service Providers (“ISPs”) and Triller’s system infrastructure for access to the internet games and services Triller offers. Some of these services have experienced service outages in the past and could experience service outages, delays and other difficulties due to system failures, stability or interruption. Triller may lose Creators or consumers as a result of delays or interruption in service, including delays or interruptions relating to high volumes of traffic or technological problems, which may prevent the use of Triller’s Technology Platform for a period of time and could materially adversely affect Triller’s business, revenues, results of operations and financial condition.

In addition to all of the foregoing, in the event that Triller’s service agreements are terminated or expire with network infrastructure providers, Triller could experience interruptions in access to Triller’s Technology Platform as well as significant delays and additional expense in arranging for or creating new facilities or re-architecting Triller’s Technology Platform for deployment on a different network infrastructure service provider, which would adversely affect Triller’s business, financial condition and results of operations.

Triller may experience losses due to subscriber fraud and theft of service.

Subscribers may in the future obtain access to the subscription services on Triller’s Technology Platform without paying for service by unlawfully using Triller’s authorization codes, engaging in otherwise illegal activity or by submitting fraudulent credit card information. To date, no material losses from unauthorized credit card transactions and theft of service have occurred. Triller has implemented anti-fraud procedures in order to control losses relating to these practices, but these procedures may not be adequate to effectively limit all of Triller’s exposure in the future from fraud. If Triller’s procedures are not effective, consumer fraud and theft of service could significantly decrease Triller’s revenue and have a material adverse effect on Triller’s business, financial condition and operating results.

If TV streaming develops more slowly than Triller expects, Triller’s operating results and growth prospects could be harmed.

TV streaming is a continuously evolving, making it difficult to evaluate the prospects for Triller’s TV streaming offerings. The level of demand and market acceptance for Triller’s streaming offerings are subject to a high degree of uncertainty. Triller believes that the growth and success of its streaming offerings, such as Triller TV, and BKFC, will depend on the availability of quality content, the quality and reliability of new devices and technology and the cost for subscribers relative to other sources of content. These technologies, products and content offerings continue to emerge and evolve. Users, Creators or Brands may find TV streaming platforms to be less attractive than traditional TV, which would harm Triller’s business. If new technologies render the TV streaming market obsolete or Triller is unable to successfully compete with current and new competitors and technologies, its business may be harmed. The future growth of Triller’s business depends in part on the growth of TV streaming advertising, and on advertisers increasing spend on such advertising.

Changes to Triller’s existing products and apps, or the introduction of new products and brand names that Triller develops, could fail to attract or retain Creators users, consumers or Brand partners, or generate revenue and profits.

Triller’s ability to retain, increase and engage its Creators, consumers or Brand partners and to increase its revenue depends heavily on its ability to continue to evolve its Technology Platform and to create successful new products and develop new brands for Triller, both independently and in conjunction with developers or other third parties. Triller may introduce significant changes to its existing products, or acquire or introduce new and unproven third-party products, and product extensions, including using technologies with which Triller has little or no prior development or operating experience. Triller has also invested, and expect to continue to invest, significant resources in growing its products to support increasing usage as well as new lines of business, new products, new product extensions and other initiatives to generate revenue. For example, Triller acquired Julius, which operates a marketplace that connects Brands with Creators with whom they may desire to partner. There is no guarantee that investing in new lines of business, new products, new product extensions and other initiatives will succeed. If Triller’s new or enhanced brands, products or product extensions fail to engage users, marketers, or developers, or if Triller’s business plans are unsuccessful, Triller may fail to attract or retain users or to generate sufficient revenue, operating margin or other value to justify its investments, and its business may be materially adversely affected.

Triller may also introduce new products, features or terms of service or policies, and seek to find new, effective ways to show its community new and existing products and alert them to events and meaningful opportunities to connect, that users do not like, which may negatively affect its reputation and usage of the offerings on its Technology Platform. New products may provide temporary increases in engagement that may ultimately fail to attract and retain users such that they may not produce the long-term benefits that Triller expects.

Triller’s ability to introduce new features, capabilities and enhancements is dependent on adequate research and development resources. If Triller does not adequately fund its research and development efforts, or if its research and development investments do not translate into material enhancements to us, it may not be able to compete effectively and its business, results of operations and financial condition may be harmed.

To remain competitive, Triller must continue to develop new features, capabilities and enhancements to its Technology Platform, including all of its services and technology offerings. This is particularly true as Triller further expands and diversifies its capabilities to address additional markets. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. The development of new features, services, or products for Triller’s Technology Platform depends on a number of factors, including Triller’s ability to:

●	spend its development budget efficiently or effectively on commercially successful and innovative technologies;

●	realize the expected benefits of its strategy;

●	develop products that are competitive in relation to its competitors;

●	develop technology in a timely and cost-effective manner;

●	anticipate user, Creator and Brand demand for an offering Triller is developing; and

●	fund and recoup costs incurred.

If Triller is unable to develop features and capabilities internally due to certain constraints, such as employee turnover, lack of management ability or a lack of other research and development resources, which may be exacerbated by Triller’s current negative working capital and low cash balance, Triller’s business will be harmed. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause Triller to experience delays between the time Triller incurs expenses associated with research and development and the time it is able to offer compelling features, capabilities, and enhancements and generate revenue, if any, from such investment. Additionally, anticipated demand for a feature, integration, capability or enhancement Triller is developing could decrease after the development cycle has commenced, and Triller would nonetheless be unable to avoid substantial costs associated with the development of any such feature, integration, capability or enhancement. If Triller expends a significant amount of resources on research and development and its efforts do not lead to the successful introduction or improvement of features, integrations and capabilities that are competitive, it would harm its business, results of operations, and financial condition.

Further, many of Triller’s competitors expend a considerably greater amount of funds on their respective research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to Triller’s competitors’ research and development programs. Triller’s failure to maintain adequate research and development resources or to compete effectively with the research and development programs of Triller’s competitors would give an advantage to such competitors and may harm Triller’s business, results of operations, and financial condition.

In 2021, Triller launched subscription packages to bring its collection of virtual and live Events and other content in its library to paid subscribers. Triller’s assessments are based on prior experience and market competition and may not be accurate and Triller could be underpricing or overpricing its subscription services, which may require Triller to continue to adjust its pricing packages and incorrect pricing could result in harm to its business. Furthermore, subscriber price sensitivity may vary by location, and as Triller expands into different countries, its pricing packages may not enable Triller to compete effectively in these countries. In addition, if Triller’s Technology Platform or services change, then Triller may need to, or Triller may choose to, revise its pricing. Such changes to Triller’s pricing model or its ability to efficiently price its Brand services offerings, digital and in-person event tickets, or content library could harm its business.

Triller must increase the scale and efficiency of its technology infrastructure to support its growth.

Triller’s technology must scale to process the potential increased usage of its Technology Platform. Triller must continue to increase the capacity of its Technology Platform to support its high-volume strategy, to cope with increased data volumes, increased use by Creators, Brands and users and an increasing variety of advertising formats and platforms, and to maintain a stable service infrastructure and reliable service delivery. To the extent Triller is unable, for cost or other reasons, to effectively increase the capacity of its Technology Platform or support emerging advertising formats or services preferred by users, consumers, Creators and Brands, its revenue will suffer. Triller expects to continue to invest in its Technology Platform to meet increasing demand. Such investment may negatively affect its profitability and results of operations.

If there are interruptions or performance problems associated with the technology or infrastructure of Triller’s Technology Platform, including interruptions that impact Triller’s third-party service providers, users may experience service outages, new users may be reluctant to adopt Triller’s product offerings, users may leave Triller’s Technology Platform, and Triller’s reputation could be harmed.

Triller’s business and continued growth rely, in part, on the ability of existing and potential users to access Triller’s Technology Platform without interruption or degradation of performance. Triller’s products and systems rely on software and hardware that is highly technical and complex, and depend on the ability of such software and hardware to store, retrieve, process and manage immense amounts of data. Triller has in the past and may in the future experience disruptions, outages, and other performance problems with its technology due to factors such as infrastructure changes, introductions of new functionalities, human or software errors, capacity constraints, or attacks by malicious third parties.

Despite internal testing, particularly when first introduced or when new versions or enhancements are released, Triller’s software may contain serious errors or defects, security vulnerabilities, or software bugs that are difficult to detect and correct, which Triller may be unable to successfully correct in a timely manner or at all. In some instances, Triller may not be able to identify the cause or causes of these performance problems immediately or in short order. Triller may not be able to maintain the level of service uptime and performance required by customers, especially during peak usage times and as Triller’s user traffic and number of integrations increase. If Triller’s Technology Platform is unavailable or if users are unable to access these platforms within a reasonable amount of time (especially during live Events), or at all, Triller’s business would be harmed. Since users rely on Triller’s Technology Platform to create and share social media content and experience live event and other programming, any outage would negatively impact Triller’s brand, reputation and customer satisfaction, and could give rise to legal liability under Triller’s service level agreements with paid customers.

Moreover, Triller depends on services from various third parties to maintain its infrastructure, including cloud-based infrastructure services. Triller currently hosts its Technology Platform primarily using Amazon Web Services (“AWS”) and Google. Triller’s operations depend on protecting the virtual cloud infrastructure hosted in AWS and Google by maintaining its configuration, architecture, features and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. If a service provider fails to provide sufficient capacity to support Triller or otherwise experiences service outages, such failure could interrupt access to Triller’s Technology Platform by users and organizations, which could adversely affect their perception of Triller’s reliability and Triller’s revenue. Any disruptions in these services, including as a result of actions outside of Triller’s control, would significantly impact the continued performance of Triller’s Technology Platform. A prolonged AWS service disruption affecting Triller’s Technology Platform would negatively impact Triller’s ability to serve its consumers and partners, and could damage its reputation with current and potential consumers and partners, expose Triller to liability, cause Triller to lose consumers or partners or otherwise harm Triller’s business. Triller may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the AWS services Triller use.

In the future, these services may not be available to Triller on commercially reasonable terms, or at all. Any loss of the right to use any of these services could result in Triller’s decreased functionality until equivalent technology is either developed by Triller or, if available from another provider, is identified, obtained, and integrated into Triller’s infrastructure. Triller may also be unable to effectively address capacity constraints, upgrade its systems as needed, and continually develop its technology and network architecture to accommodate actual and anticipated changes in technology.

Triller’s Technology Platform, services and technologies are vulnerable to malicious attacks and security breaches. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, and others. The techniques used to breach security safeguards evolve rapidly, and they may be difficult to detect for an extended period of time, and the measures Triller takes to safeguard its technology may not adequately prevent such incidents.

While Triller has taken steps to protect its confidential and personal information and that of its users and other business relationships and have invested in information technology, there can be no assurance that Triller’s efforts will prevent service interruptions or security breaches in Triller’s systems or the unauthorized or inadvertent wrongful use or disclosure of such confidential information. Such incidents could adversely affect Triller’s business operations, reputation, and client relationships. Any such breach would require Triller to expend significant resources to mitigate the breach of security and to address matters related to any such breach, including the payment of fines. Although Triller maintains an insurance policy that covers data security, privacy liability, and cyber-attacks, Triller’s insurance may not be adequate to cover losses arising from breaches or attacks on Triller’s systems. Triller also may be required to notify regulators about any actual or perceived personal data breach as well as the individuals who are affected by the incident within strict time periods.

Triller is also in the process of integrating the technology of its acquired companies. The resulting size and diversity of Triller’s technology systems, as well as the systems of third-party vendors with whom Triller contracts, increase the vulnerability of such systems to breakdowns and security breaches. In addition, Triller relies on technology at live Events, the failure or unavailability of which, for any significant period of time, could affect Triller’s business, Triller’s reputation and the success of Triller’s live Events. Triller also relies on technology to provide its digital offerings, live streaming and virtual Events, which may be vulnerable to hacking, denial of service attacks, human error and other unanticipated problems or events that could result in interruptions in Triller’s service and unauthorized access to, or alteration of, the content and data contained on Triller’s systems and those of Triller’s third- party vendors. Any significant interruption or failure of the technology upon which Triller relies, or any significant breach of security, could result in decreased performance and increased operating costs, adversely affecting Triller’s business, financial condition and results of operations. Implementation of changes in Triller’s technology may cost more or take longer than originally expected and may require more testing than initially anticipated. Any failure to update and enhance Triller’s technology in a timely and cost-effective manner could materially adversely affect Triller’s users’ experience with Triller’s various products and thereby negatively impact the demand for Triller’s products, and could increase Triller’s costs, either of which could materially adversely affect Triller’s business, financial condition and results of operations. Implementation of changes in Triller’s technology may cost more or take longer than originally expected and may require more testing than initially anticipated. Any failure to update and enhance Triller’s technology in a timely and cost-effective manner could materially adversely affect Triller’s users’ experience with Triller’s various products and thereby negatively impact the demand for Triller’s products, and could increase Triller’s costs, either of which could materially adversely affect Triller’s business, financial condition and results of operations.

In addition, the delivery of Triller’s products and services through Triller’s Technology Platform presents the potential for further vulnerabilities. For instance, Triller may be subject to boycotts, spam, spyware, ransomware, phishing and social engineering, viruses, worms, malware, DDOS attacks, password attacks, man-in-the-middle attacks, cybersquatting, impersonation of employees or officers, abuse of comments and message boards, fake reviews, doxing and swatting. While Triller has internal policies in place to protect against these vulnerabilities, Triller can make no assurances that it will not be adversely affected should one of these events occur. Additionally, there is an increased risk that Triller may experience cybersecurity-related events and other security challenges, as a result of its hybrid and remote employees and service providers working from non-corporate-managed networks.

Furthermore, Triller’s future success will depend on its ability to adapt to emerging technologies such as tokenization, new authentication technologies, such as blockchain technologies, artificial intelligence, machine learning, virtual and augmented reality, and cloud technologies. Additionally, Triller’s efforts to adapt to emerging technologies may not always be successful and Triller may not make appropriate investments in new technologies, which could materially adversely affect its business, financial condition and results of operations. For example, the use of AI and ML is becoming increasingly prevalent in Triller’s industry, and, although Triller intends to continue developing its Technology Platform’s AI and ML capabilities to meet the needs of its customers, Triller may be unable to accurately or efficiently integrate machine learning and artificial intelligence features or functionalities of the quality or type sought by Triller’s customers or offered by Triller’s competitors. These development efforts may also require significant engineering, sales, and marketing resources, all of which could require significant capital and management investment. If Triller is unable to enhance its Technology Platform and product offerings to keep pace with rapid technological and regulatory change, or if new technologies, including AI and ML solutions, emerge that are able to deliver competitive products at aggressive or alternative prices, more efficiently, more conveniently or more securely than Triller’s Technology Platform, demand for Triller’s Technology Platform and product offerings may decline, and Triller’s business, financial condition, and results of operations may be adversely affected.

Any of the above circumstances or events may adversely impact the user experience, harm Triller’s reputation, cause organizations to terminate Triller’s agreements, impair Triller’s ability to obtain license renewals from organizations, impair Triller’s ability to grow its user base, subject Triller to financial penalties and otherwise harm Triller’s business, results of operations and financial condition.

If Triller is unable to ensure that its Technology Platform interoperates with a variety of software applications that are developed by others, including its partners, Triller may become less competitive and its results of operations may be harmed.

Triller’s Technology Platform must integrate with a variety of network, hardware, and software platforms, and Triller needs to continuously modify and enhance the platform to adapt to changes in hardware, software, networking, browser, and database technologies. In particular, Triller has developed its Technology Platform to be able to integrate with third-party applications, including the applications of its competitors as well as its partners, through the interaction of APIs. In general, Triller relies on the providers of such software systems to allow Triller access to their APIs to enable these integrations. Triller is typically subject to standard terms and conditions that govern the distribution, operation, and fees of such third-party systems and platforms which are subject to modification by such providers from time to time. Triller’s business may be harmed if any provider of such platforms or systems:

●	discontinues or limits Triller’s access to its software or APIs;

●	modifies its terms of service or other policies, including fees charged to, or other restrictions on Triller or other application developers;

●	changes how information is accessed by Triller or Triller’s users;

●	establishes more favorable relationships with one or more of Triller’s competitors; or

●	develops or otherwise favors its own competitive offerings over Triller’s.

Third-party services and products are constantly evolving, and Triller may not be able to modify its Technology Platform apps to ensure their compatibility with that of other third parties following development changes. In addition, some of Triller’s competitors may be able to disrupt the operation or compatibility of Triller’s Technology Platform on or with their products or services or exert strong business influence on Triller’s ability to operate and terms upon which Triller do so. Should any of Triller’s competitors modify their products, standards or terms in a manner that degrades the functionality of Triller’s Technology Platform or gives preferential treatment to competitive products or services, whether to enhance their competitive position or for any other reason, the interoperability of Triller’s Technology Platform with these products could decrease and Triller’s business, results of operations, and financial condition could be harmed. If Triller is not permitted or able to integrate with these and other third-party applications in the future, demand for Triller’s Technology Platform would be harmed and Triller’s business, results of operations, and financial condition would be harmed.

Triller has created mobile versions of its websites and the various offerings that comprise its Technology Platform to respond to the increasing number of people who access Triller’s products and services through mobile devices. If these mobile applications and websites do not perform well, Triller’s business may suffer. Triller is also dependent on third-party application stores (such as those managed by Apple and Google) that may prevent Triller from timely updating its product offerings, building new features, integrations, and capabilities, or charging for access. Certain of these third parties are now, and others may in the future become, competitors of us, and could stop allowing or supporting access to the platform or the apps that comprise the platform through their products, could allow access to the platform or such apps only at an unsustainable cost, or could make changes to the terms of access in order to make Triller’s Technology Platform and applications less desirable or harder to access, for competitive reasons. In addition, Triller’s Technology Platform and applications interoperate with servers, mobile devices, and software applications predominantly through the use of protocols, many of which are created and maintained by third parties. Triller therefore depends on the interoperability of its applications with such third-party services, mobile devices, and mobile operating systems, as well as cloud-enabled hardware, software, networking, browsers, database technologies, and protocols that Triller does not control. Any changes in such technologies that degrade the functionality of Triller’s apps or give preferential treatment to competitive services could adversely affect adoption and usage of Triller’s apps. Also, Triller may not be successful in developing or maintaining relationships with key participants in the mobile industry or in ensuring that Triller’s apps operate effectively with a range of operating systems, networks, devices, browsers, protocols and standards. If Triller is unable to effectively anticipate and manage these risks, or if it is difficult for users to access and use Triller’s apps, Triller’s business, results of operations and financial condition may be harmed.

Triller relies on software and services from other parties. Defects in, or the loss of access to, software or services from third parties could increase Triller’s costs and adversely affect the quality of Triller’s business.

Triller relies on technologies from third parties, such as AWS and Google, to operate critical functions of its business, including cloud infrastructure services and customer relationship management services. Triller’s business would be disrupted if any of the third-party software or services Triller utilizes and relies upon, such as AWS and Google, or functional equivalents thereof, were unavailable due to extended outages or interruptions, or because they are no longer available on commercially reasonable terms or prices. In each case, Triller would be required to either seek licenses to software or services from other parties and redesign the Triller app or certain aspects of Triller’s Technology Platform to function with such software or services or develop these components itself, which would result in increased costs and could result in delays in launches and releases of new features, integrations, capabilities or enhancements until equivalent technology can be identified, licensed, or developed, and integrated into the Triller app. Furthermore, Triller might be forced to limit the features available in its Technology Platform. These delays and feature limitations, if they occur, could harm Triller’s business, results of operations, and financial condition.

Triller incorporates software and services from third parties into its Technology Platform, and its inability to maintain rights to such software and services would harm its business and results of operations.

Triller licenses patents, software, technology and procure services from third parties that it incorporates into or integrate with its Technology Platform. Some of the foregoing licenses and services are material and important to the functionality and operation of Triller’s Technology Platform and would be difficult to replace. For example, Triller licenses music and video editing technology from a third party licensor which is a material component of its Technology Platform. Some of Triller’s agreements with its licensors provide for a limited term. Although Triller has taken steps to protect its rights in certain technology, and identify alternatives where applicable, if Triller is unable to continue to license any of this intellectual property for any reason, its ability to develop and sell access to its Technology Platform containing such technology could be harmed. Similarly, if Triller is unable to license necessary intellectual property from third parties now, or in the future, on commercially reasonable terms or at all, Triller may be forced to acquire or develop alternative technology, which Triller may be unable to do in a commercially feasible manner, or at all, and Triller may be required to use alternative technology of lower quality or performance standards, which would adversely affect Triller’s business, financial condition and results of operations.

Triller also cannot be certain that its licensors are not infringing the intellectual property rights of third parties or that its licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which Triller may sell access to its Technology Platform. In addition, many licenses are non-exclusive, and therefore Triller’s competitors may have access to the same technology licensed to Triller.

Certain of Triller’s products contain third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict Triller’s ability to sell its products.

Certain of Triller’s products contain components that are licensed under so-called “open source,” “free” or other similar licenses. Open source software is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. Triller currently combines its proprietary software with open source software, but not in a manner that Triller believes requires the release of the source code of its proprietary software to the public. Triller does not plan to integrate its proprietary software with open source software in ways that would require the release of the source code of its proprietary software to the public. Although Triller has certain processes in place to monitor and manage its use of open source software to avoid subjecting its platform to conditions Triller does not intend, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on Triller’s ability to provide or distribute Triller’s platform.

Triller’s use and distribution of open source software may entail greater risks than use of third-party commercial software. Open source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code. In addition, if Triller combines its proprietary software with open source software in a certain manner, Triller could, under certain open source licenses, be required to release to the public or remove the source code of Triller’s proprietary software. Triller may also face claims alleging noncompliance with open source license terms or infringement or misappropriation of proprietary software. These claims could result in litigation, require Triller to purchase a costly license or remove the software. In addition, if the license terms for open source software that Triller uses change, it may be forced to re-engineer its solutions, incur additional costs or discontinue the sale of its offerings if re-engineering could not be accomplished on a timely basis or at all. Although Triller monitors its use of open source software to avoid subjecting its offerings to unintended conditions, Triller cannot assure you that its processes for monitoring and managing its use of open source software in its platform will be effective and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on its ability to commercialize its offerings. Triller cannot guarantee that it has incorporated open source software in its software in a manner that will not subject Triller to liability or in a manner that is consistent with its current policies and procedures.

The failure to maintain or renew Triller’s agreements with producers or distributors of free, freemium and pay-per-view content could adversely impact Triller’s business.

Triller enters into long-term contracts for both the acquisition and the distribution of media content, including contracts for the acquisition of content rights for sporting events and other programs. As these contracts expire, Triller must renew or renegotiate the contracts, and if Triller is unable to renew them on acceptable terms, Triller may lose content rights or distribution rights. Even if these contracts are renewed, the cost of obtaining content rights may increase (or increase at faster rates than Triller’s historical experience). Moreover, Triller’s ability to renew these contracts on favorable terms may be affected by consolidation in the market for content distribution and the entrance of new participants in the market for distribution of content on digital platforms. With respect to the acquisition of content rights, particularly sports content rights, the impact of these long-term contracts on Triller’s results over the term of the contracts depends on a number of factors, including the strength of advertising markets, subscription levels and rates for content, effectiveness of marketing efforts and the size of viewer audiences. There can be no assurance that revenues from content based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the content.

Triller’s ability to provide its subscribers with content also depends on content providers and other rights holders licensing rights, including distribution rights, to such content and certain related elements thereof, such as the public performance of music contained within the content Triller distributes. The license periods and the terms and conditions of such licenses vary, and Triller is currently operating outside the terms of some of its current licenses. If the content providers and other rights holders are not or are no longer willing or able to license Triller content upon terms acceptable to us, Triller’s ability to stream content to its subscribers may be adversely affected and/or its costs could increase. Because of these provisions as well as other actions Triller may take, content available through its service can be withdrawn on short notice. As competition increases, Triller has seen the cost of certain programming increase.

Triller’s business depends on its ability to send consumer engagement messages, including emails, SMS, and mobile and web notifications, and any significant disruption in service with Triller’s third-party providers or on mobile operating systems could result in a loss of customers or less effective consumer-brand engagement, which could harm Triller’s business, financial condition, and results of operations.

Triller’s brand, reputation, and ability to attract new customers depend on the reliable performance of Triller’s technology infrastructure and content delivery. Triller’s Technology Platform engages with consumers through emails, SMS and push notifications, and Triller depends on third-party services for delivery of such notifications. Any incident broadly affecting the interaction of third-party devices with Triller’s platform, including any delays or interruptions in these services that could cause delays to emails, SMS, or mobile and web notifications, could adversely affect Triller’s business. Similarly, cybersecurity events could result in a disruption to such third-party’s services, including regulatory investigations, reputational damage, and a loss of sales and customers, which could in turn impact Triller’s business. A prolonged disruption, cybersecurity event or any other negative event affecting a third-party service could lead to customer dissatisfaction and could in turn damage Triller’s reputation with current and potential customers, result in a breach under Triller’s agreements with its customers, and cause Triller to lose customers or otherwise harm its business, financial condition, and results of operations.

Triller depends in part on mobile operating systems and their respective infrastructures to send notifications through various applications that utilize its platform. As new email, mobile devices, and mobile and web platforms are released, existing email, mobile devices, and platforms may cease to support Triller’s platform or effectively roll out updates to Triller’s customers’ applications. Any changes in these systems or platforms that negatively impact the functionality of Triller’s platform could adversely affect Triller’s ability to interact with consumers in a timely and effective fashion, which could adversely affect Triller’s ability to retain and attract new customers. The parties that control the operating systems for mobile devices and mobile, web, and email platforms have no obligation to test the interoperability of new mobile devices or platforms with Triller’s platform, and third parties may produce new products that are incompatible with or not optimal for the operation of Triller’s platform. Additionally, in order to deliver high-quality consumer engagement, Triller needs to ensure that its platform is designed to work effectively with a range of mobile technologies, systems, networks, and standards. If consumers choose to use products or platforms that do not support Triller’s platform, or if Triller does not ensure its platform can work effectively with such products or platforms, Triller’s business and growth could be harmed. Triller also may not be successful in developing or maintaining relationships with key participants in the email or mobile industries that permit such interoperability. If Triller is unable to adapt to changes in popular operating systems and platforms, it expects that its customer retention and customer growth would be adversely affected.

Triller’s business may be adversely affected if Triller’s access to music rights is limited or delayed. The concentration of control of content by major music licensors means that even one entity, or a small number of entities working together, may unilaterally affect Triller’s access to music and other content. Triller depends upon third-party licenses for the use of music on Triller’s platform and in Triller’s content. An adverse change to, loss of, or claim that Triller does not hold necessary licenses may have an adverse effect on its business, operating results, and financial condition.

Music is an important element of the overall content that Triller makes available on the Triller app. Triller relies on licensors that hold rights to sound recordings and musical compositions, over whom Triller has no control, for the music related content Triller makes available on the Triller app. To secure the rights to use music in Triller’s content and on the Triller app, Triller enters into agreements to obtain licenses from rights holders such as performing rights organizations, record labels, music publishers, collecting societies, artists and songwriters, and other copyright owners (or their agents). Triller pays royalties to such parties or their agents around the world. Triller cannot guarantee that these parties will always choose to license to Triller.

The process of obtaining licenses involves identifying and negotiating with many rights holders, some of whom are unknown, or difficult to identify, or for whom Triller may have conflicting ownership information, and implicates a myriad of complex and evolving legal issues across many jurisdictions, including open questions of law as to when and whether particular licenses are needed with respect to the use of musical compositions and sound recordings.

The music industry is highly concentrated, which means that one or a small number of entities may, on their own, take actions that adversely affect Triller’s business. For example, the music rights licensed to Triller under Triller’s agreements with major record labels and major publishing companies are necessary for Triller to exploit the majority of music consumed on the Triller app. Triller’s business may be adversely affected if Triller’s access to music is limited or delayed, or if any of the various rights to such music are no longer licensed to us, if Triller’s relationships deteriorate with one or more of these rights holders, or if they choose not to license to Triller for any other reason. Rights holders also may attempt to take advantage of their market power by seeking onerous financial terms from Triller. Triller may elect not to renew certain agreements with rights holders for any number of reasons, or Triller may decide to explore different licensing schemes or economic structures with certain or all rights holders. Artists and/or songwriters may object and may exert public or private pressure on rights holders to discontinue or to modify license terms, or Triller may elect to discontinue use of an artist or songwriter’s catalog based on a number of factors, including actual or perceived reputational damage. Additionally, there is a risk that aspiring rights holders, their agents, or legislative or regulatory bodies will create or attempt to create new rights that could require Triller to enter into new license agreements with, and pay royalties to, newly defined groups of rights holders, some of which may be difficult or impossible to identify.

Even if Triller is able to secure music rights from record labels, music publishers and other copyright owners, artists and/or artist groups may object and may exert public or private pressure on third parties to discontinue licensing rights to us, hold back content from us, or increase royalty rates. As a result, Triller’s ability to continue to license rights to music is subject to convincing a broad range of stakeholders of the value and quality of Triller’s service. In addition, Triller’s music licenses from record labels, music publishers and other copyright owners may not contemplate some of the features and content that Triller may wish to add to its service, or new service offerings or revenue models that Triller may wish to launch. To the extent that Triller is unable to license or continue to license a large amount of music rights or the music rights related to the music written or performed by certain popular artists, Triller’s business, operating results, and financial condition could be materially harmed.

With respect to musical compositions, in addition to obtaining the synchronization, distribution and reproduction rights, Triller also needs to obtain public performance or communication to the public rights, and this needs to be accomplished on a territory basis. At times, while Triller may hold sufficient license rights for certain music in a territory such as the United States, it may be difficult to obtain the license for the same music rights from the applicable rights holders outside of such territory.

In the United States, public performance rights are typically obtained separately through intermediaries known as performing rights organizations (“PROs”) which (a) issue blanket licenses with copyright users for the public performance of musical compositions in their repertory, (b) collect royalties under those licenses, and (c) distribute such royalties to copyright owners. Triller has, or are in some instances in the process of obtaining licenses, for public performance of musical compositions in the United States, Canada, Mexico, Europe and other territories, through local collecting societies representing songwriters and publishers, and from certain publishers directly, or a combination thereof. The royalty rates available to Triller from the PROs today may not be available to Triller in the future. The royalty rates under licenses provided by American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music Inc. (“BMI”) currently are governed by consent decrees, which were issued by the U.S. Department of Justice in an effort to curb anti-competitive conduct. Removal of or changes to the terms or interpretation of these agreements could affect Triller’s ability to obtain licenses from these PROs on current and/or otherwise favorable terms, which could harm Triller’s business, operating results, and financial condition.

In other parts of the world, including in Canada and Europe, Triller has or are in some instances in the process of obtaining licenses for public performance of musical compositions through local collecting societies representing songwriters and publishers, and from certain publishers directly, or a combination thereof. Given the licensing landscape in other territories for public performance rights, Triller cannot guarantee that it will be able to finalize and enter into licensing agreements in such territories, or that Triller’s licenses with collecting societies and Triller’s direct licenses with publishers provide full coverage for all of the musical compositions it uses in its service in the countries in which it operates, or that Triller may enter in the future. Publishers, songwriters, and other rights holders who choose not to be represented by major or independent publishing companies or collecting societies have, and could in the future, adversely impact Triller’s ability to secure licensing arrangements in connection with musical compositions that such rights holders own or control, and could increase the risk of liability for copyright infringement.

Although Triller expends significant resources to seek to comply with applicable contractual, statutory, regulatory, and judicial frameworks, it cannot guarantee that it currently holds, or will always hold, every necessary right to use all of the music that is used on Triller’s service now or that may be used in Triller’s products and services in the future, and Triller cannot assure you that Triller is not infringing or violating any third-party intellectual property rights, or that Triller will not do so in the future. These challenges, and others concerning the licensing of music on Triller’s platform, may subject Triller to significant liability for copyright infringement, breach of contract, or other claims.

Triller is a party to many music license agreements that are complex and impose numerous obligations upon Triller that may make it difficult to operate Triller’s business, and a breach, or perceived breach, of such agreements could adversely affect Triller’s business, operating results, and financial condition.

Triller’s license agreements are complex and impose numerous obligations on us, including obligations to, among other things:

●	calculate and make payments based on complex royalty structures, which requires tracking usage of content in Triller’s service that may have inaccurate or incomplete metadata necessary for such calculation;

●	provide periodic reports in specified formats on the exploitation of the content;

●	represent that Triller will obtain all necessary licenses and consents and pay all associated fees, royalties, and other amounts due for the licensing of sound recordings and musical compositions;

●	comply with certain marketing and advertising restrictions;

●	grant the licensor the right to audit Triller’s compliance with the terms of such agreements; and

●	comply with certain security and technical specifications.

Certain of Triller’s license agreements may also contain minimum guarantees or require that Triller makes minimum guarantee or advance payments, which are not always tied to Triller’s number of users or stream counts for music used in Triller’s service. Accordingly, Triller’s ability to achieve and sustain profitability and operating leverage in part depends on Triller’s ability to increase its revenue through increased sales of subscriptions on terms that maintain an adequate gross margin. Triller’s license agreements that contain minimum guarantees typically have terms of between one and three years, but Triller’s users may cancel their subscriptions at any time. Triller relies on estimates to forecast whether such minimum guarantees and advances against royalties could be recouped against Triller’s actual content costs incurred over the term of the license agreement. To the extent that Triller’s estimates underperform relative to Triller’s expectations, and Triller’s content costs do not exceed such minimum guarantees and advance payments, Triller’s margins may be adversely affected.

Some of Triller’s license agreements may also include so-called “most-favored nations” provisions, which require that certain terms (including material financial terms) are no less favorable than those provided to any similarly situated licensor. If agreements are amended or new agreements are entered into on more favorable terms, these most-favored nations provisions could cause Triller’s payment or other obligations to escalate substantially. Additionally, some of Triller’s license agreements require consent to undertake new business initiatives utilizing the licensed content (e.g., alternative distribution models), and without such consent, Triller’s ability to undertake new business initiatives may be limited and Triller’s competitive position could be impacted.

If Triller breaches any obligations in any of its license agreements, or if it uses content in ways that are found to exceed the scope of such agreements, Triller could be subject to monetary penalties or claims of infringement, and its rights under such agreements could be terminated. Furthermore, certain of Triller’s licenses are currently expired by their terms, and Triller is relying on ordinary course of dealing extensions with such licensors. Additionally, Triller is not current on payments under all of its licenses, which may increase the risk of litigation with certain of its licensors. Triller also runs the risk of such licensors making copyright infringement claims against us, which could have a material adverse effect on Triller’s business, financial condition, and operating results.

In the past, Triller has entered into agreements that required Triller to make substantial payments to licensors to resolve instances of past use at the same time that Triller enters into go-forward licenses. These agreements may also include most-favored nations provisions. If triggered, these most favored nations provisions could cause Triller’s payments or other obligations under those agreements to escalate substantially. If Triller needs to enter into additional similar agreements in the future, it could have a material adverse effect on its business, financial condition, and operating results.

Triller faces risks, such as unforeseen costs and potential liability, in connection with content Triller produces, licenses, and distributes through Triller’s Technology Platform.

As a producer and distributor of content, Triller faces potential liability for negligence, copyright and trademark infringement, claims for violation of the right of publicity or privacy, or other claims based on the nature and content of materials that Triller produces, license, and distribute, such as content from its live Events. Triller also may face potential liability for content used in promoting its Technology Platform and Events, including marketing materials or its community-related content. Triller may decide to remove content from its Technology Platform, not to place certain content on its Technology Platforms, or to discontinue or alter its production of certain types of content if Triller believes such content might not be well received by its consumers and partners or could be damaging to its brand and business.

To the extent Triller does not accurately anticipate costs or mitigate risks, including for content that it obtains but ultimately does not appear on or is removed from its Technology Platforms, or if Triller become liable for content it produces, licenses or distributes, its business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability could harm its business and reputation. Triller may not be indemnified against claims or costs of these types and Triller cannot guarantee that it is adequately insured to indemnify Triller for all liability that may be imposed on Triller.

Triller’s ability to generate revenue from discretionary consumer and corporate spending on entertainment and sports events, such as ticket sales, corporate sponsorships and advertising, is subject to many factors, including many that are beyond Triller’s control, such as general macroeconomic conditions and catastrophic events.

Triller’s business depends on discretionary consumer and corporate spending. Many factors related to discretionary consumer and corporate spending, including economic conditions affecting disposable consumer income such as inflation, including the current persistent inflationary environment, unemployment levels, fuel prices and prices for other goods and services, interest rates, including the current environment of rapidly rising interest rates, changes in tax rates, tax laws that impact companies or individuals, and inflation can significantly impact Triller’s operating results. Declines in advertising, sponsorship and other Brand partnership revenue can also be caused by the economic prospects of specific advertisers or industries, by increased competition for the leisure time of audiences and audience fragmentation, by the growing use of new technologies causing advertisers to alter their spending priorities based on these or other factors. In addition, Brands’ willingness to purchase advertising or to sponsor Triller’s live Events may be adversely affected by lower audience ratings for Triller’s programming content. While consumer and corporate spending may decline at any time for reasons beyond Triller’s control, such as economic recessions or other economic conditions, natural disasters, severe weather, pandemics such as the COVID-19 pandemic, wars, acts of terrorism, power loss, telecommunications failure or other catastrophic events, the risks associated with Triller’s businesses become more acute in periods of a slowing economy or recession, which may be accompanied by reductions in corporate sponsorship and advertising and decreases in attendance at live entertainment and sports events, among other things. There can be no assurance that consumer and corporate spending will not be adversely impacted by current economic conditions, or by any future deterioration in economic conditions, thereby possibly impacting Triller’s operating results and growth. A prolonged period of reduced consumer or corporate spending, as occurred during the COVID-19 pandemic, could have an adverse effect on Triller’s business, financial condition and results of operations.

Owning and managing certain Events for which Triller sells media and sponsorship rights and ticketing exposes Triller to greater financial risk than market participants who are not vertically integrated. If the live Events that Triller owns and manages are not financially successful, Triller’s business could be adversely affected.

Triller acts as a principal by owning and managing certain live Events for which it sells media and sponsorship rights and ticketing, such as BKFC. Organizing and operating a live event involves significant financial risks as Triller bears all or most event costs, including a significant amount of up-front costs. In addition, Triller typically books its live Events many months in advance of holding the event and often agree to pay various third parties fixed guaranteed amounts prior to receiving any related revenue. Accordingly, if a planned event fails to occur or there is any disruption in Triller’s ability to live stream or otherwise distribute an event, whether as a result of technical difficulties or otherwise, Triller could lose a substantial amount of these up-front costs, fail to generate anticipated revenue and be forced to issue refunds for media and sponsorship rights, advertising fees, and ticket sales. There can be no assurance that Triller will not suffer financial harm or adverse impacts to its business operations if Triller is required to cancel and/or reschedule any live Events. Triller could be compelled to cancel or postpone all or part of an event for many reasons, including poor weather, issues with obtaining permits or government regulation or performers failing to participate, as well as operational challenges caused by extraordinary incidents such as terrorist or other security incidents, mass-casualty incidents, natural disasters, public health concerns including pandemics such as the recent COVID-19 pandemic or similar events. Such incidents have been shown to cause a nationwide disruption of commercial and leisure activities. For example, in 2021 and 2022 Triller had to cancel a total of four Events due to key participants contracting COVID-19. These cancelations resulted in Triller’s being unable to recoup or avoid payment for various nonrefundable expenses Triller had paid and/or incurred in connection with such Events. Triller often has cancellation insurance policies in place to cover a portion of its losses if it is compelled to cancel an event, but its coverage may not be sufficient and is subject to deductibles. If the live Events that Triller owns and manages are not financially successful, it could suffer an adverse effect on its business, financial condition and results of operations.

The failure to continue creating and partnering with those who create popular live events and pay-per-view programming could adversely impact Triller’s business.

The creation, marketing and distribution of Triller’s media entertainment programming, including Triller’s pay-per-view and digital live Events, is critical to Triller’s business and to Triller’s ability to generate revenues. A failure to continue developing or partnering with those who develop creative and entertaining programs and events would likely lead to a decline in the popularity of Triller’s brand of entertainment and would adversely affect Triller’s ability to generate revenues and could have a material adverse effect on Triller’s business, operating results and financial condition.

Triller may pay upfront expenses when planning live Events, entering into exclusive agreements for video series, or licensing rights to distribute and publicly perform music, and if these arrangements do not perform as Triller expects, its business, results of operations and financial condition may be harmed.

Triller may pay one-time, upfront non-recoupable or recoupable signing fees or advances to certain entertainers (e.g. musicians, athletes, and influencers) or event venues in order to produce high-quality live and virtual entertainment, or gain exclusive ticketing or streaming video rights. Triller may also pay upfront fees for access to song catalogs by music labels. If the party does not comply with the terms of the contract or perform an event, such fees are refundable to Triller. Triller pay these upfront fees based on the expectations to generate revenue on ticket sales, sponsorships, advertising and on-demand payments by users. Triller makes the decision to make these payments based on its assessment of the past success of the entertainers, past event data, and other financial information. Triller includes commercial and legal protections in its contracts that include upfront fees, such as requiring certain performance obligations, to mitigate the financial risk of making these payments. However, live and virtual Events may vary greatly from year-to-year and from event to event as a result of external factors, including event planning and budgeting commitments as well as other competing events, streaming platform commitments, etc. If Triller’s assumptions and expectations prove wrong, or a counterparty defaults, resulting in an unsuccessful event, Triller’s return on these signing fees will not be realized and Triller’s business and results of operations will be harmed.

Further, Triller has in the past, and may in the future, face legal claims from Creators or vendors who did not receive advanced payout payments, which may harm Triller’s business, results of operation and financial condition. Triller has in the past, and may in the future, also face legal claims from Creators who did not meet contractual minimums or other contractual provisions to receive payments, which may harm Triller’s business, results of operation or financial condition.

Participants and spectators in connection with Triller’s live entertainment and sports Events are subject to potential injuries and accidents, which could subject Triller to personal injury or other claims and increase Triller’s expenses (for which Triller’s insurance may not provide adequate coverage), as well as reduce attendance at Triller’s live entertainment and sports Events, causing a decrease in Triller’s revenue.

Triller holds numerous live Events each year. This schedule exposes Triller’s performers, athletes and Triller’s employees who are involved in the production of those Events to the risk of travel and performance-related accidents, the consequences of which are not fully covered by insurance. The physical nature of Triller’s Events exposes Triller’s performers and athletes to the risk of serious injury or death. There are inherent risks to participants and spectators involved with producing, attending or participating in live entertainment and sports events including the risk of an actual or threatened terrorist act, fire, explosion, protests, riots, and other safety or security issues, any one of which could result in injury or death to attendees and/or damage to the facilities at which such an event is hosted. Injuries and accidents may occur from time to time in the future, which could subject Triller to substantial claims and liabilities for injuries. Incidents in connection with Triller’s entertainment and sports Events at any of Triller’s venues or venues that Triller rents could also result in claims, reducing operating income or reducing attendance at Triller’s Events, causing a decrease in Triller’s revenues. There can be no assurance that the insurance Triller maintains will be adequate to cover any potential losses. The physical nature of many of Triller’s live sports Events exposes the athletes that participate to the risk of serious injury or death. For example, participants in BKFC do not wear any padding or gloves, which may result in increased numbers of injuries, including, among others, maxillofacial fractures and dental avulsions. These injuries could also include concussions or more serious injuries, and many sports leagues and organizations have been sued by athletes over alleged long-term neurocognitive impairment arising from concussions. Although the participants in certain of Triller’s live sports Events, as independent contractors, are responsible for maintaining their own health, disability and life insurance, Triller may seek coverage under its accident insurance policies or its general liability insurance policies, for injuries that athletes incur while competing. To the extent such injuries are not covered by its policies, Triller may self-insure medical costs for athletes for such injuries. Liability to Triller resulting from any death or serious injury, including concussions, sustained by athletes while competing, could adversely affect its business, financial condition, and operating results.

Triller’s live Events will entail other risks inherent in public live events, including air and land travel interruption or accidents, the spread of illness, injuries resulting from building problems, equipment malfunction, terrorism or other violence, local labor strikes and other “force majeure” type events. If an event Triller hosts or in which Triller participates experiences an internet or power outage, the event may be delayed or canceled, and Triller’s reputation may be harmed. These circumstances could result in personal injuries or deaths, including to Triller’s employees and contractors, canceled Events and other disruptions to Triller’s business or result in liability to third parties. Triller cannot guarantee its insurance policies will provide Triller coverage for these incidents or that any coverage Triller obtain will be adequate to cover its liabilities. Moreover, if there were a public perception that the safety or security measures are inadequate at the Events Triller hosts, whether or not that is the case, it could result in reputational damage and a decline in future attendance at Events hosted by Triller. In addition, Triller streams a number of live Events every year, and if an event Triller hosts or participates in experiences an internet or power outage, the event may be delayed or canceled, and Triller’s reputation may be harmed and Triller may incur additional financial expense. The occurrence of any of these circumstances could adversely affect Triller’s business, financial condition, and results of operations.

A decline in the popularity of Triller’s brand of sports entertainment, including as a result of changes in the social and political climate, could adversely affect Triller’s business.

Triller’s operations are affected by consumer tastes and entertainment trends, which are unpredictable and subject to change and may be affected by changes in the social and political climate. Some of live event programming is created to evoke a passionate response from consumers. For example, BKFC live Events may be negatively perceived by some parts of the public and negative events or publicity related to such Events may result in a decline in the popularity of such events.

A determination that independent contractors are employees could expose Triller to various liabilities and additional costs.

In certain states, notably California and New York, legislative changes have been enacted or are contemplated that draw into question Triller’s ability to treat performers and athletes as independent contractors in those states. The impact of these initiatives on Triller is unknown. If Triller is required to reclassify independent contractors as employees, Triller may incur additional costs and taxes which could adversely affect Triller’s business, financial condition, and results of operations.

Regulations that govern the status and classification of independent contractors are subject to changes and divergent interpretations by various authorities, which can create uncertainty and unpredictability for Triller. For example, in 2020 California passed a worker classification statute (“AB 5”), which effectively narrowed the definition of an independent contractor by requiring hiring entities to use a stricter test to determine a given worker’s classification. In addition, AB 5 places the burden of proof for classifying workers as independent contractors on hiring entities and provides enforcement powers to the state and certain cities. Legislative proposals concerning worker classification are being considered by various other states, including New York and New Jersey. Additionally, any requirement to reclassify independent contractors as employees may require Triller to significantly alter Triller’s existing business model or operations, including suspending or ceasing operations in impacted jurisdictions, increase Triller’s costs and impact Triller’s ability to add new talent and grow Triller’s business. For instance, existing talent may decide not to partner with Triller and new talent may not join given the loss of flexibility under an employment model. Any of the foregoing could have an adverse impact on Triller’s business, financial condition, and results of operations and Triller’s ability to achieve or maintain profitability. If ultimately required, worker’s compensation insurance for Triller’s talent or other aspects of their treatment as employees in those states could add expense to, or otherwise alter, Triller’s operations, which could affect Triller’s business, financial condition and/or results of operations. Liability to Triller resulting from any death or serious injury sustained by one of Triller’s performers or athletes while performing could adversely affect Triller’s business, financial condition and operating results.

The Company’s insurance may not be adequate.

Triller plans to hold numerous live Events each year. This schedule exposes Triller’s performers and Triller’s employees who are involved in the production of those Events to the risk of travel and performance-related accidents, the consequences of which may not be fully covered by insurance. The physical nature of the Company’s Events exposes the Company’s performers to the risk of serious injury or death. Although the Company has general liability insurance and umbrella insurance policies, and although the Company’s performers are responsible for obtaining their own health, disability and life insurance, the Company cannot assure you that the consequences of any accident or injury will be fully covered by insurance. the Company’s liability resulting from any accident or injury not covered by the Company’s insurance could have a material adverse effect on the Company’s business, operating results and financial condition.

Triller may be prohibited from promoting and conducting Triller’s live Events if it does not comply with applicable regulations.

In various states in the United States, athletic commissions and other applicable regulatory agencies require Triller to comply with their regulations, which may include obtaining promoters licenses, performers licenses, medical licenses and/or event permits in order for Triller to promote and conduct Triller’s live events. In the event that Triller fails to comply with the regulations of a particular jurisdiction, Triller may be prohibited from promoting and conducting live events in that jurisdiction. The inability to present Triller’s live Events over an extended period of time or in a number of jurisdictions could have a material adverse effect on Triller’s business, operating results and financial condition.

Labor disputes, whether involving Triller’s own employees or sports leagues, creative talent or broadcast partners may disrupt Triller’s operations and adversely affect Triller’s results of operations.

Some of the performers and vendors Triller uses for its live Events and content production, including music and athletic talent and production crews, may be covered by collective bargaining agreements or works councils. If the parties Triller has contracts with are unable to reach agreements with labor unions before the expiration of their collective bargaining agreements, the individuals who were covered by those agreements may have a right to strike or take other actions that could adversely affect Triller. Moreover, many collective bargaining agreements are industry-wide agreements, and Triller lacks control over the negotiations and terms of the agreements. A labor dispute involving Triller’s contracted parties may result in work stoppages or disrupt Triller’s operations and reduce Triller’s revenue, and resolution of disputes may increase Triller’s costs.

Labor disputes in sports leagues or associations could have an adverse impact on Triller’s business, financial condition and results of operations. In addition, any labor disputes that occur in any sports league or association for which Triller has the rights to broadcast live games or events may preclude Triller from airing or otherwise distributing scheduled games or events, which could have a negative effect on Triller’s business, financial condition and results of operations.

The sales cycle for live events programming varies and may negatively affect Triller’s ability to prepare accurate financial forecasts.

The sales cycle related to Triller’s live Events programming and the related revenue streams, which typically ranges from a single week to multiple months, may also cause Triller to experience a delay between increasing operating expenses and the generation of corresponding revenue, if any. Accordingly, Triller may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that Triller does not receive as a result of delays arising from these factors, and Triller’s results of operations in future reporting periods may be below the expectations of investors. If Triller does not address these risks successfully, Triller’s results of operations could differ materially from Triller’s estimates and forecasts or the expectations of investors, causing Triller’s business to suffer.

Triller has no assurance that the substantial time and money spent on its sales efforts will generate significant revenue. If conditions in the marketplace, generally or with specific Brands, Creators or consumers, change negatively, it is possible that Triller will be unable to recover any of these expenses. Triller’s sales efforts involve educating Triller’s Brands, Creators or consumers about the use, technical capabilities and benefits of Triller’s Technology Platform. Some of Triller’s Brands, Creators or consumers undertake an evaluation process that frequently involves not only Triller’s Technology Platform but also the offerings of Triller’s competitors. As a result, it is difficult to predict when Triller will obtain new Brands, Creators or consumers and begin generating revenue from these new Brands, Creators or consumers. Even if Triller’s sales efforts result in obtaining a new Brand, Creator or user, it may not sufficiently justify the expenses incurred to acquire the Brand, Creator or user and the related training support. As a result, Triller may not be able to add Brands, Creators or consumers, or generate revenue, as quickly as Triller may expect, which could harm Triller’s growth prospects.

A significant slowdown in the growth of AI and AI-related markets could affect Triller’s business and earnings. Even if the market does grow, there is a possibility that Triller may not be able to grow at a similar pace.

AI and AI-related markets are still in their infancy in comparison to other widely used software types, it is unclear whether AI and AI-related markets will continue to grow. The success of Triller’s Technology Platform will depend on the willingness of Creators and Brands to increase their use of AI. If Creators and Brands do not perceive the benefits of AI products and services, then AI and AI-related markets could experience a significant slowdown in growth, which would diminish the market for Triller’s Technology Platform and have a negative effect on Triller’s business, operating results, and financial condition. Additionally, if market growth falls short of Triller’s expectations Triller may not be able to adjust its Technology Platform quickly enough to maintain and grow its operations. Even if AI-related markets do grow, Triller may not be able to adjust its spending quickly enough to keep pace or grow at a similar or steady pace with such growth, and Triller may misjudge market and business trends, which would harm its business, operating results, and financial condition.

AI services and products developed by Triller may become obsolete due to fast growing technological innovations or the entry of competitors with more financial and brand power.

AI is a fast growing industry and Triller must successfully adapt and manage technological advances in AI and AI-related markets, as well as effectively compete with the emergence of additional competitors in the industry in order to maintain and grow Triller’s AI business and AI services. Thus, the success of Triller’s AI services and business depends in large part on Triller’s ability to keep pace with rapid technological changes in the development and implementation of AI products and services. For example, the development of groundbreaking technological innovations in AI, or innovations that would render AI obsolete, would harm Triller’s AI related business and make Triller’s AI services less durable. Further, the entry of competitors into the AI market that have more financial and brand power, could cause Triller’s share of the market to be significantly reduced thereby negatively affecting Triller’s business, operating results, and financial condition. For example, both Google and Microsoft have announced near term AI products and services. Any one of which may be a direct competitor with Triller’s Amplify conversation AI services. There is a risk that these or other competitors could cause significant disruptions to Triller’s AI business model, and that Triller will be unprepared to compete effectively.

Failure to attract and retain additional qualified personnel could prevent the Company from executing the Company’s business strategy and growth plans.

To execute the Company’s business strategy, the Company must attract and retain highly qualified personnel, including in the areas of AI and ML. Competition for executive officers, software developers, compliance and risk management personnel and other key employees in the Company’s industry and location is intense. The Company competes with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled legal and compliance and risk operations professionals. Many of the companies with which the Company competes for experienced personnel have greater resources than the Company does and can frequently offer such personnel substantially greater compensation than the Company can offer. If the Company fails to identify, attract, develop and integrate new personnel, or fail to retain and motivate its current personnel, its growth prospects would be adversely affected.

The information that Triller’s AI learns may include highly confidential information. In the unlikely event of a leakage of such confidential information, Triller’s credibility may be negatively impacted, which may affect Triller’s business, operating results, and financial condition.

Triller’s AI may come to learn sensitive and confidential information. When accumulating such information the risks of a data breach or inadvertent disclosure of such information is of paramount concern. The information Triller’s AI obtains may become released due to a hack or data breach by third-parties as well as accidently released by Triller. Any unauthorized disclosure of such information could damage Triller’s reputation, interrupt Triller’s operations, and may result in a violation of applicable laws. If such information is released, it could cause Creators and Brands to not trust Triller’s AI services and reduce the number of customers Triller attracts. Further, if such a leak were to occur Triller may also have to cease its AI operations to install additional security measures to prevent the further occurrence of leaks, which may be time consuming and expensive. Accordingly, if there is a leak of sensitive or confidential information by Triller’s AI, whether as a result of third-parties, or caused by us, it would seriously harm Triller’s business, operating results, and financial condition.

Use of new and emerging AI applications, such as genAI content creation, may require additional investment and costs, and pose risks to Triller’s business and could subject Triller to legal liability.

Uncertainty around new and emerging AI applications, such as genAI content creation, may require additional investment in the development of proprietary datasets and ML models, development of new approaches and processes to provide attribution or remuneration to content creators and building systems that enable creatives to have greater control over the use of their work in the development of AI, which may be costly and could impact Triller’s profit margin. Developing, testing, and deploying AI systems may also increase the cost profile of Triller’s offerings due to the nature of the computing costs involved in such systems.

Triller may use generative AI tools in its business. GenAI is a broad label describing any type of AI that can produce new text, images, video, or audio clips. Technically, this type of AI learns patterns from training data and generates new, unique outputs with similar properties. GenAI tools producing content which can be indistinguishable from that generated by humans is a relatively novel development, with benefits, risks, and liabilities still unknown. Recent decisions of the U.S. Copyright Office suggest that Triller would not be able to claim copyright ownership in any source code, text, images, or other materials, which Triller develops through use of genAI tools, and the availability of such protections in other countries is unclear. As a result, Triller could have no remedy if third parties reused those same materials, or similar materials also generated by AI tools. Triller also face risks to any confidential or proprietary information of the Company which it may include in any prompts or inputs into any genAI tools, as the providers of the genAI tools may use these inputs or prompts to further train the tools. Not all providers offer an option to opt-out of such usage, and, even where Triller does opt-out, it cannot guarantee that the opt-out will be fully effective. In addition, Triller has little or no insight into the third-party content and materials used to train these genAI tools, or the extent of the original works which remain in the outputs. As a result, Triller may face claims from third parties claiming infringement of their intellectual property rights, or mandatory compliance with open source software or other license terms, with respect to software, or other materials or content Triller believed to be available for use, and not subject to license terms or other third party proprietary rights. Triller could also be subject to claims from the providers of the genAI tools, if Triller uses any of the generated materials in a manner inconsistent with their terms of use. Any of these claims could result in legal proceedings and could require Triller to purchase a costly license, comply with the requirement of open source software license terms, or limit or cease using the implicated software, or other materials or content unless and until Triller can re-engineer such software, materials, or content to avoid infringement or change the use of, or remove, the implicated third party materials, which could reduce or eliminate the value of its technologies and services. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a material adverse effect on Triller’s business, results of operations, financial condition, and future prospects.

Issues relating to the responsible use of our technologies may result in reputational or financial harm and liability.

As with many new emerging technologies, AI presents risks and challenges and increases ethical and legal concerns relating to its responsible use that could affect the adoption of AI, and thus our business. Concerns relating to the responsible use of new and evolving technologies in our products and services may also result in reputational or financial harm and liability and may cause us to incur costs to resolve such issues. We may not have insight into, or control over, how our customers and other third parties use or deploy the AI models that we trained or assisted in training, or that were trained using our computing solutions, or that we otherwise make available to customers. We do not control how others, including customers, use AI models that we develop or make available. We also cannot fully control how users interact with our inference solution, including whether they may violate our terms of use or that of third-party models with which we integrate. If we enable or offer AI models that draw controversy due to their perceived or actual impact on society, including, for example, AI models that have unintended consequences, infringe intellectual property rights or rights of publicity, disseminate illegal, inaccurate, defamatory, or harmful content, or are controversial because of their impact on human rights, privacy, cybersecurity, employment or other social, economic or political issues, or if we are unable to develop effective internal policies and frameworks relating to the responsible development and use of AI models, we may experience brand or reputational harm, competitive harm, financial harm, or legal liability. Complying with multiple laws, statutes, regulations, self-regulatory frameworks, and industry standards from different jurisdictions related to AI could increase our cost of doing business, may change the way that we operate in certain jurisdictions, or may impede our ability to offer certain products and services in certain jurisdictions if we are unable to comply with applicable legal requirements. Compliance with existing and proposed government regulation of AI, including in jurisdictions such as the European Union (the “EU”), as well as under any U.S. regulation adopted in response to the Biden Administration’s October 2023 executive order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence (“2023 AI Order”), may also increase the cost of related research and development and compliance, and create additional reporting or transparency requirements. In addition, unfavorable developments with evolving laws and regulations worldwide related to AI, such as those laws that may pause or inhibit continued development or adoption of AI, may limit global adoption, reduce demand for our products and services, increase our costs to provide our products and services, impede our strategy, and negatively impact our long-term expectations in this area. For example, given the adoption of the EU AI Act (the “AI Act”) in 2024, we anticipate that there will continue to be significant developing laws and regulations with respect to AI as the AI industry continues to develop. Changes in AI-related regulation may disproportionately impact and disadvantage us and require us to change our business practices, which may harm our results of operations. Our, our customers, or others’ failure to adequately address any of the foregoing concerns or regulations relating to the responsible use of AI may undermine public confidence in AI and slow adoption of our products and services or harm our reputation or business, financial condition, results of operations, and prospects.

Triller may be unable to protect its patents, trademarks and other intellectual property rights, and others may allege that Triller infringes upon their intellectual property rights.

Triller has invested significant resources in brands associated with its business such as “Triller,” “Triller Fight Club,” “TrillerFest,” and “TrillerTV” in an attempt to obtain and protect its public recognition. These brands are essential to Triller’s success and competitive position. Triller has also invested significant resources in the premium content that it produces.

Triller’s intellectual property portfolio primarily consists of patents, patent applications, copyrights, registered and unregistered trademarks, trademark applications, domain names, know-how, and trade secrets. Triller’s trademarks and other intellectual property rights are critical to Triller’s success and Triller’s competitive position. Triller’s intellectual property rights may be challenged and invalidated by third parties and may not be strong enough to provide meaningful commercial competitive advantage. While Triller has been issued patents and have additional patent applications pending, there can be no assurance that Triller’s issued patents will not be limited in scope or invalidated, or that Triller’s patent applications will result in issued patents. Triller has not registered its intellectual property in all jurisdictions in which it operates or has plans to operate. If Triller fails to maintain its intellectual property, its competitors might be able to enter the market, which would harm its business.

Moreover, a portion of Triller’s intellectual property has been acquired from one or more third parties. While Triller has conducted diligence with respect to such acquisitions, because Triller did not participate in the development or prosecution of much of the acquired intellectual property, Triller cannot guarantee that its diligence efforts identified and/or remedied all issues related to such intellectual property, including potential ownership errors, potential errors during prosecution of such intellectual property, and potential encumbrances or issues arising through the acquisition that could limit Triller’s ability to enforce such intellectual property rights.

Further, policing unauthorized use and other violations of Triller’s intellectual property is difficult, particularly given Triller’s international scope, so Triller is susceptible to others infringing, diluting or misappropriating its intellectual property rights. If Triller is unable to maintain and protect its intellectual property rights adequately, Triller may lose an important advantage in the markets in which it competes. In particular, the laws of certain foreign countries do not protect intellectual property rights in the same manner as do the laws of the United States and, accordingly, Triller’s intellectual property is at greater risk in those countries even where Triller takes steps to protect such intellectual property. For example, some license provisions protecting against unauthorized use, copying, transfer, and disclosure of Triller’s products, or certain aspects of Triller’s Technology Platform or products may be unenforceable under the laws of certain jurisdictions. Further, competitors, foreign governments, foreign government-backed actors, criminals, or other third parties may gain unauthorized access to Triller’s proprietary information and technology. Additionally, certain unauthorized use of Triller’s intellectual property may go undetected, or Triller may face legal or practical barriers to enforcing its legal rights even where unauthorized use is detected. Triller has not actively monitored trademark filings by third parties. The disclosure to, or independent development by, a competitor of any of Triller’s trade secrets, know-how or other technology not protected by a patent or other intellectual property system could materially reduce or eliminate any competitive advantage that Triller may have over such competitor. Additionally, failure to comply with applicable procedural, documentary, fee payment, foreign filing license and other similar requirements with the United States Patent and Trademark Office and various similar foreign governmental agencies could result in abandonment or lapse of the affected patent, trademark or application. Accordingly, despite Triller’s efforts, Triller may be unable to prevent third parties from infringing upon, misappropriating or designing around Triller’s technology and intellectual property or claiming that Triller infringes upon or misappropriate their technology and intellectual property.

The confidentiality and invention agreements Triller has entered into to protect its intellectual property rights may not have been properly entered into on every occasion with the applicable counterparty, and Triller cannot predict whether these agreements will be adequate to prevent infringement or misappropriation of these rights or be sufficient to ensure ownership of these rights, and such agreements can be difficult and costly to enforce or may not provide adequate remedies if violated. Further, Triller may not have entered into such agreements with all relevant parties. If Triller failed to enter into one of these agreements, or if the assignment language is found to be insufficient under applicable laws, it may not have effectively granted ownership of certain technology or other intellectual property to Triller. In such an event, there would be a risk that the applicable counterparty would not be available to (or would not be willing to) assist Triller in perfecting its ownership of the technology or intellectual property, or the counterparty may even assert ownership rights against Triller and make claims for fees, damages, or equitable relief with respect to such technology or intellectual property, which may have an adverse effect on Triller’s ability to utilize, perfect, or protect Triller’s proprietary rights over such technology and intellectual property. Such agreements may also be breached and trade secrets or confidential information may be willfully or unintentionally disclosed, including by employees who may leave Triller’s company and join Triller’s competitors, or Triller’s competitors or other parties may learn of the information in some other way. Any such infringement of Triller’s intellectual property rights would also likely result in Triller’s commitment of time and resources to protect these rights. Triller has engaged, and continue to engage, in litigation with parties that claim or misuse some of its intellectual property. Triller is involved in certain pending lawsuits relating primarily to the ownership of certain intellectual property rights. Similarly, Triller may infringe on others’ intellectual property rights. One or more adverse judgments with respect to these intellectual property rights could have a material adverse effect on Triller’s business, operating results and financial condition.

From time to time, in the ordinary course of Triller’s business, Triller has been and may become involved in administrative processes, including re-examination, inter partes review, interference, derivation opposition and/or cancellation proceedings with respect to some of Triller’s intellectual property or third-party intellectual property. Any such proceedings or other litigation or dispute involving the scope or enforceability of Triller’s intellectual property rights or any allegation that Triller infringes, misappropriate or dilute upon the intellectual property rights of others, regardless of the merit of these claims, could be costly and time-consuming and have in the past and may in the future lead to loss or narrowing of Triller’s intellectual property. If any infringement or other intellectual property claim made against Triller by any third party is successful, if Triller is required to indemnify a third party with respect to a claim, or if Triller is required to, or decide to, cease use of a brand or technology, rebrand or obtain non-infringing intellectual property (such as through a license), it could result in harm to Triller’s competitive position, delay introductions of enhancements to Triller’s platform, result in Triller’s substituting inferior or more costly technologies into Triller’s platform, or harm Triller’s reputation and brand, and could adversely affect Triller’s business and financial condition. Triller expects that the occurrence of infringement claims is likely to grow as the market for Triller’s Technology Platform and Events grows and as Triller introduces new and updated products and offerings. Accordingly, Triller’s exposure to damages resulting from infringement claims could increase and this could further exhaust Triller’s financial and management resources.

Through new and existing legal and illegal distribution channels, consumers have increasing options to access entertainment video. Piracy, in particular, threatens to damage Triller’s business. Furthermore, in light of the compelling consumer proposition, piracy services are subject to rapid global growth. Triller’s streaming video solutions are directly threatened by the availability and use of pirated alternatives. The value that streaming services are willing to pay for content that Triller develops may be reduced if piracy prevents these services from realizing adequate revenues on these acquisitions.

Lastly, in the event of a bankruptcy, Triller’s intellectual property licenses could be affected in numerous ways. A bankruptcy could result in Triller losing intellectual property rights. In particular, the United States Bankruptcy Code definition of intellectual property only includes trade secrets, patents and patent applications, copyrights, and mask works and does not include trademarks so in the event of Triller’s bankruptcy, Triller could lose rights to its trademarks.

Triller has been, and in the future may be, sued by third parties for alleged infringement of their proprietary rights.

There is considerable patent and other intellectual property development activity in Triller’s market, and litigation, based on allegations of infringement or other violations of intellectual property, is frequent in the music and social media industries. However, Triller may not be aware if Triller’s Technology Platform or technology is infringing, misappropriating, or otherwise violating third-party intellectual property rights, and such third parties may bring claims alleging such infringement, misappropriation, or violation. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover Triller’s Technology Platform or technology and there is also a risk that Triller could adopt a technology without knowledge of a pending patent application, which technology would infringe a third-party patent once that patent is issued. Furthermore, it is common for individuals and groups to purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like Triller’s. Triller’s patent portfolio may provide little or no deterrence in a litigation with such non-practicing entities or other adverse patent owners that have no relevant solution revenue as Triller would not be able to assert its patents against such entities or individuals.

Triller’s use of third-party content, including music content, software, and other intellectual property rights may be subject to claims of infringement or misappropriation. Triller cannot guarantee that its internally developed or acquired technologies and content do not or will not infringe the intellectual property rights of others. From time to time, Triller’s competitors or other third parties have in the past and may in the future claim that Triller is infringing upon or misappropriating their intellectual property rights, and Triller may be found to be infringing upon such rights.

Many potential litigants, including some of Triller’s competitors and patent-holding companies, have the ability to dedicate substantial resources to assert their intellectual property rights and to defend claims that may be brought against them. Claims or litigation have caused in the past and could in the future cause Triller to incur significant expenses and, if successfully asserted against us, could require that Triller pays substantial damages or ongoing royalty payments, prevent Triller from offering its Technology Platform or services or using certain technologies, force Triller to implement expensive work-arounds, or impose other unfavorable terms. In addition, Triller may be required to license additional technology from third parties to develop and market new platform features, which may not be on commercially reasonable terms, or at all, and would adversely affect Triller’s ability to compete. Any license or settlement entered into as the result of claims or litigation may not provide Triller with sufficient rights to practice Triller’s Technology Platform. Triller has in the past and may in the future enter into patent license agreements as a result of third-party patent assertions. In the event that Triller does not comply with the requirements of a patent license agreement or fail to make required payments, Triller may be subject to breach of contract claims, which may subject Triller to monetary damages and loss of rights under the license agreement. Triller expects that the occurrence of infringement claims is likely to grow as the market for Triller’s Technology Platform and Events grows and as Triller introduces new and updated products and offerings. Accordingly, Triller’s exposure to damages resulting from infringement claims could increase and this could further exhaust Triller’s financial and management resources. Further, during the course of any litigation, Triller may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the value of ILLR Shares may decline. Even if intellectual property claims do not result in litigation or are resolved in Triller’s favor, these claims, and the time and resources necessary to resolve them, could divert the resources of Triller’s management and require significant expenditures. Any of the foregoing could prevent Triller from competing effectively and could have an adverse effect on Triller’s business, financial condition, and operating results.

Moreover, Triller’s agreements with certain partners and certain vendors include indemnification provisions under which Triller agrees to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement pertaining to Triller’s products and technology. Some of these indemnity agreements provide for uncapped liability and some indemnity provisions survive termination or expiration of the applicable agreement. Any claim of infringement by a third party, even one without merit, whether against Triller or for which Triller is required to provide indemnification, could cause Triller to incur substantial costs defending against the claim, could distract Triller’s management from Triller’s business, and could require Triller to cease use of such intellectual property. Further, because of the substantial amount of discovery required in connection with intellectual property litigation, Triller risks compromising Triller’s confidential information during this type of litigation. Any dispute with a partner or vendor with respect to these intellectual property indemnification obligations could have adverse effects on Triller’s relationship with that counterparty and other potential partners or vendors, and harm Triller’s business and operating results. Triller may be required to make substantial payments for legal fees, settlement fees, damages, royalties, or other fees in connection with a claimant securing a judgment against us, Triller may be subject to an injunction or other restrictions that cause Triller to cease selling subscriptions to Triller’s platform, Triller may be subject to an injunction or other restrictions that cause Triller to rebrand or otherwise cease using certain trademarks in specified jurisdictions, or Triller may be required to redesign any allegedly infringing portion of Triller’s platform or Triller may agree to a settlement that prevents Triller from distributing Triller’s platform or a portion thereof, any of which could adversely affect Triller’s business, financial condition and results of operations. In addition, Triller’s insurance may not be adequate to indemnify Triller for all liability that may be imposed, or otherwise protect Triller from liabilities or damages, and any such coverage may not continue to be available to Triller on acceptable terms or at all.

Triller may incur significant expenses to protect its intellectual property rights, and if Triller is unable to adequately protect its intellectual property rights, its competitive position could be harmed.

Triller regards its copyrights, service marks, trademarks, trade secrets, patents and other intellectual property as critical to its success. Triller relies on a combination of copyright and trademark laws, trade secret protection, confidentiality and non-disclosure agreements, and other contractual provisions to protect Triller’s proprietary software, trade secrets and similar intellectual property. Triller has patents, copyrights and trademarks in certain jurisdictions and may apply for further trademark and copyright registrations and additional patents, which may provide such protection in relevant jurisdictions. However, Triller cannot assure you that its efforts will prove to be sufficient or that third parties will not infringe upon or misappropriate its proprietary rights. Unauthorized use of the intellectual property, whether owned by or licensed to us, could adversely affect Triller’s business and reputation.

Triller may be subject to disputes or liabilities associated with content made available on its products and services.

Triller provides various products and services that enable Brands and Creators and other users to make content available on its service. For example, Creators or users can record and distribute their content and can upload profile images. These may subject Triller to claims of intellectual property infringement by third parties if such Brands and Creators or users do not obtain the appropriate authorizations from rights holders. In addition to intellectual property infringement, Triller has faced and will continue to face other claims relating to content that is published or made available through its products and services. These may include claims related to defamation, rights of publicity and privacy, and online safety. For example, Triller is dependent on those who provide content on its service complying with the terms and conditions of any license agreements with us, its end user license agreements, or commercial agreements Triller may enter into with certain Brands and Creators or users, which prohibit providing content that infringes the intellectual property or proprietary rights of third parties or is otherwise legally actionable pursuant to privacy and/or publicity rights, and other applicable laws, rules, and regulations. However, Triller cannot guarantee that the Brands and Creators and users who provide content on its service will comply with their obligations, and any failure of Brands and Creators and users to do so may materially impact Triller’s business, operating results, and financial condition.

Triller and other intermediate online service providers rely primarily on two sets of laws in the U.S., to shield Triller from legal liability with respect to user activity, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the advertisements posted, or the content provided by Brands, Creators or users. The Digital Millennium Copyright Act (“DMCA”) provides service providers a safe harbor from monetary damages for copyright infringement claims, provided that service providers comply with various requirements designed to stop or discourage infringement on their platforms by their users. Section 230 of the Communications Decency Act (“CDA”) protects providers of an interactive computer service from liability with respect to most types of content, including defamatory information, provided over their service by others, including users. Both the DMCA safe harbor and Section 230 of the CDA face regular calls for revision, including without limitation in a number of CDA reform bills currently being considered by legislators. Furthermore, recent litigation involving cloud hosting companies has created uncertainty with respect to the applicability of DMCA protections to companies that host substantial amounts of user content. For these reasons and others, now or in the future, the DMCA, CDA, and similar provisions may be interpreted as not applying to Triller or may provide Triller with incomplete or insufficient protection from claims. Changes in any such laws that shield Triller from liability could materially harm Triller’s business, operating results, and financial condition. In many, but not all, territories outside of the United States there are laws similar to the DMCA which exempt Triller from copyright infringement liability that may arise due to hosting user-uploaded materials. In some countries, particularly in Europe and the APAC region, these laws are being readjusted and new -at times burdensome -constraints are being imposed onto service providers. Although Triller has invested and continue to invest in systems and resources, which are intended to ensure that Triller is compliant with the requirements of U.S. and international laws relating to, among other things, materials that infringe on copyrights and contain other objectionable content, Triller’s systems may not be sufficient or Triller may unintentionally err and fail to comply with these laws and regulations which could expose Triller to claims, judgments, monetary liabilities and other remedies, and to limitations on Triller’s business practices which could materially adversely affect Triller’s business and financial results. For example, Triller entered into a settlement agreement relating to a lawsuit for copyright infringement whereby Triller agreed to pay Wixen $10.0 million in scheduled payments through September 2024 and approximately $5.5 million remains due. To date, Triller was unable to satisfy this obligation and as a result on or about December 18, 2024, Wixen filed a Complaint against Triller, Inc. in the Superior Court in Los Angeles, California alleging breach of contract in connection with Triller’s alleged breach of the subject settlement agreement. If Triller is not able to obtain sufficient financing to satisfy these obligations it will have a material adverse effect on its business and Triller may have to limit operations in a manner inconsistent with its development and growth plans.

Given the large volume of content that various third parties make available on Triller’s Technology Platform, it is challenging for Triller to accurately verify the legitimacy of such content and review or moderate such content to ensure that it is otherwise in compliance with Triller’s policies, so inappropriate content may be posted or activities executed before Triller is able to take protective action, which could subject Triller to legal liability. Even if Triller complies with legal obligations to remove or disable content, Triller may continue to allow use of its products or services by individuals or entities who others find hostile, offensive, or inappropriate. The activities or content of Triller’s Creators, Brands or users may lead Triller to experience adverse political, business and reputational consequences, especially if such use is high profile. Conversely, actions Triller takes in response to the activities of Triller’s Creators, Brands or users, up to and including banning them from using Triller’s products, services, or properties, may harm Triller’s brand and reputation. In addition to liability based on Triller’s activities in the United States, Triller may also be deemed subject to laws in other countries that may not have the same protections or that may impose more onerous obligations on us, which may impose additional liability or expense on us, including additional theories of intermediary liability.

In addition, Brands may not wish to associate with certain types of content and if Triller cannot reliably exclude their ads from certain types of content, Triller’s business relationships may also be negatively impacted. If Triller fails to build and maintain an effective system to moderate the content on Triller’s Technology Platform, Triller’s users, Creators, or Brands may lose trust in us, Triller’s reputation may be impaired, and Triller’s business may be adversely affected.

Triller is subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and Triller’s actual or perceived failure to comply with such obligations could harm Triller’s business, including regulatory investigations or actions; litigation; fines and penalties; disruptions of Triller’s business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

Since Triller processes personal information and other sensitive data such as confidential business data, trade secrets, and intellectual property, from and about Triller’s Creators, Brands, users, employees, service providers, and other third parties, Triller is subject to general business regulations and laws, as well as regulations and laws specific to the internet, which may include laws and regulations related to user privacy, data protection, information security, consumer protection, payment processing, taxation, intellectual property, electronic contracts, internet access and content restrictions. Triller’s handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, including the FTC, and various state, local and foreign regulators. The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of personal data of individuals. Any failure or perceived failure by Triller to comply with privacy or security laws, policies, legal obligations or industry standards or any security incident that results in the unauthorized disclosure, release or transfer of personal data or other user data may result in governmental enforcement actions, litigation, fines and penalties and/or adverse publicity, and could cause Triller’s users to lose trust in us, which could have an adverse effect on Triller’s reputation and business. Triller cannot guarantee that it has been or will be fully compliant in every jurisdiction. Litigation and regulatory proceedings are inherently uncertain, and the laws and regulations governing issues such as privacy, payment processing, taxation and consumer protection related to the internet continue to develop.

As Triller’s service and others like Triller gain traction in international markets, governments are increasingly looking to introduce new or extend legacy regulations to these services. Laws and regulations concerning privacy, data protection and information security are evolving, and changes to such laws and regulations could require Triller to change features of Triller’s services, which may in turn reduce demand for Triller’s services. Triller’s failure to comply with federal, state and international data privacy laws and regulations could harm Triller’s ability to successfully operate Triller’s business and pursue Triller’s business goals. For example, the CCPA, among other things, requires covered companies to provide disclosures to California consumers and afford such consumers the ability to opt-out of sales of personal data.

Additionally, broad consumer privacy laws have been enacted in a number of states including California. Colorado, Connecticut, Iowa, Utah and Virginia. For example, In April 2024, President Biden signed the bill mandating the ban or sale of TikTok, which passed both the House and Senate with strong support as the government moved to ban the app over national security concerns. Despite TikTok’s efforts, including lawsuits and appeals, the U.S. Court of Appeals upheld the ban, and the Supreme Court scheduled a review for January 2025. It is not yet fully clear how these laws will be enforced and how certain of their requirements will be interpreted. The effects of these laws are potentially significant and may require Triller to modify Triller’s data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase Triller’s potential exposure to regulatory enforcement and/or litigation.

The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. At the federal level, there is a significant and potentially transformative bipartisan bill being debated.

Other federal and state laws restrict the use and protect the privacy and security of personally identifiable information. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. In recent years, the FTC has paid increased attention to privacy and data security matters, and Triller expects them to continue to do so in the future.

The privacy of children’s personal data collected online is also becoming increasingly scrutinized both in the United States and internationally. For example, the United Kingdom’s Age Appropriate Design Code (“AADC”) and incoming Online Safety Bill, focuses on online safety and protection of children’s privacy online. A similar law, the California’s Age-Appropriate Design Code Act (“CAADCA”) was signed into law in California and goes into effect on July 1, 2024. The CAADCA implements into law certain principles taken from the AADC, among other things, and imposes substantial new obligations upon companies. Passage of the CAADCA and similar laws may further complicate compliance efforts and may increase legal risk and compliance costs for Triller and Triller’s third party partners. In the U.S., Triller may have obligations on the federal level under the Children’s Online Privacy Protection Act (“COPPA”). Despite Triller’s efforts, no assurances can be given that the measures Triller has taken to address COPPA requirements will be sufficient to completely avoid allegations of COPPA violations, any of which could expose Triller to significant liability, penalties, reputational harm and loss of revenue, among other things. Additionally, new laws and regulations are being considered in various jurisdictions to require the monitoring of user content or the verification of users’ identities and age such as a comprehensive new measure just signed into law in Utah.

In addition, many foreign jurisdictions in which Triller does business, including the European Union and other jurisdictions have laws and regulations dealing with the collection and use of personal data obtained from their residents, which are more restrictive in certain respects than those in the U.S. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal data that identifies or may be used to identify an individual. Triller may be required to modify its policies, procedures, and data processing measures in order to address requirements under these or other privacy, data protection, or cyber security regimes, and may face claims, litigation, investigations, or other proceedings regarding them and may incur related liabilities, expenses, costs, and operational losses.

Within the European Union, legislators adopted the EU GDPR, which became effective in May 2018, and which imposes heightened obligations and risk upon Triller’s business and which may substantially increase the penalties to which Triller could be subject in the event of any non-compliance. Under the EU GDPR, parties are either controllers, which are decision-makers that exercise overall control over the purposes and means of data processing, whether alone or jointly with one or more other persons, or processors, who act on behalf of, and only on the instructions of, the relevant controller. In the provision of Triller’s services to its users, Triller generally acts as a controller, which imposes significant compliance obligations on Triller under the EU GDPR. If Triller fails to satisfy these obligations, it may be subject to investigation or administrative fines from supervisory authorities or subject to individual claims that Triller failed to comply with the applicable provisions of EU GDPR. In addition, further to the United Kingdom’s exit from the European Union on January 31, 2020, the EU GDPR ceased to apply in the United Kingdom at the end of the transition period on December 31, 2020. In addition, Triller is also subject to data protection laws in the United Kingdom. The UK GDPR and the UK Data Protection Act 2018 set out the United Kingdom’s data protection regime, which is independent from but aligned to the European Union’s data protection regime. Non-compliance with the EU GDPR, or UK GDPR, may result in monetary penalties of up to €20 million (or £17.5 million under UK GDPR) or 4% of worldwide annual turnover, whichever is higher. Further, a wide variety of other potential enforcement powers are available to competent supervisory authorities in respect of potential and suspected violations of the EU GDPR, or UK GDPR, including audit and inspection rights, and powers to order temporary or permanent bans on all or some processing activities. The EU GDPR and UK GDPR also confer a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the EU GDPR and UK GDPR.

The EU GDPR also provides that European Economic Area (“EEA”) Member States may make their own further laws and regulations to introduce additional requirements (for example, related to the processing of “special categories of personal data,” as well as personal data related to criminal offenses or convictions) which adds to the complexity of processing personal data in or from the EEA or the United Kingdom. This may lead to greater divergence in the law that applies to the processing of personal data across the EEA and/or United Kingdom, compliance with which could limit Triller’s ability to collect and process data in the context of Triller’s EEA and/or United Kingdom operations, and/or could cause Triller’s compliance costs to increase, ultimately having an adverse impact on Triller’s business and harming Triller’s business and financial condition.

The EU GDPR also regulates cross-border transfers of personal data and requires transferee countries to have protections equivalent to protections available in the EU. The EU GDPR imposes strict rules on the transfer of personal data to countries outside the EEA, Switzerland or the United Kingdom, including the United States, in respect of which the European Commission or the United Kingdom government has not issued a so-called “adequacy decision” or “adequacy regulation” (known as “third countries”), unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. This includes putting in place the European Commission’s Standard Contractual Clauses (“SCCs”) for transfers outside of the EEA and a similar transfer mechanism for transfers of personal data outside of the United Kingdom, the International Data Transfer Agreement or Addendum (“IDTA”). Under both the EU GDPR and the UK GDPR, exporters are also required to assess the risk of the data transfer on a case-by-case basis, including conducting an analysis of the laws in the destination country. The SCCs had to be in place by December 27, 2022, whereas the IDTA must be implemented in all existing contracts by March 21, 2024. Finalizing the implementation of the updated SCCs and IDTA, and conducting the required risk assessments, may continue to necessitate significant contractual overhaul of Triller’s data transfer arrangements with users, sub-processors and vendors. On June 28, 2021, the European Commission published its decision recognizing the United Kingdom as having adequate laws to the protect the rights and freedoms of data subjects such that personal data may transfer to from the EU to the United Kingdom without an approved transfer mechanism. The decision is effective for four years and its continuing effect is dependent on United Kingdom and regulation on data privacy not diverging materially from the EU GDPR. The United Kingdom Government also confirmed that data transfers to the EU remain free flowing.

In addition, other European data protection laws require that affirmative opt-in consent is procured to the placement of cookies and similar tracking technologies on users’ devices (other than those that are “strictly necessary” to provide services requested by the user), including those used for analytics, personalization of experiences and advertising. These requirements may increase Triller’s exposure to regulatory enforcement actions, increase Triller’s compliance costs and reduce demand for Triller’s products. A new regulation proposed in the EU, which would apply across the EEA, known as the ePrivacy Regulation, if and when enacted, may further restrict the use of cookies and other online tracking technologies on which Triller’s products rely, as well as increase restrictions on the types of direct marketing campaigns that Triller’s platform enables. The final version of the ePrivacy Directive is likely to introduce regulatory enforcement powers akin to those available to supervisory authorities under the EU GDPR, including significant administrative fines and other penalties for non-compliance. Given the delay in finalizing the ePrivacy Regulation, certain regulators have issued guidance on the requirement to seek strict opt-in consent to all non-essential cookies and similar technologies and the requirement to increase the standard of transparency relating to use of cookies and similar technologies. Triller is likely to need to invest significantly in compliance with these types of new legislation in order to attract and maintain users in the EEA.

The global regulatory framework governing the collection, processing, storage, use and sharing of certain information, particularly financial and other personal data, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. The proliferation of privacy and data protection laws has heightened risks and uncertainties concerning cross-border transfers of personal data and other data, which could impose significant compliance costs and expenses on Triller’s business, increase Triller’s potential exposure to regulatory enforcement and/or litigation, and have a negative effect on Triller’s existing business and on Triller’s ability to attract and retain new users.

Triller publicly posts documentation regarding its practices concerning the collection, processing, use and disclosure of data. Although Triller endeavors to comply with its published policies and documentation, it may at times fail to do so or be alleged to have failed to do so. Any failure or perceived failure by Triller to comply with Triller’s privacy policies or any applicable privacy, security or data protection, information security or consumer-protection related laws, regulations, orders or industry standards could expose Triller to costly litigation, significant awards, fines or judgments, civil and/or criminal penalties or negative publicity, and could materially and adversely affect Triller’s business, financial condition and results of operations. The publication of Triller’s privacy policy and other documentation that provide promises and assurances about privacy and security can subject Triller to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of Triller’s actual practices, which could, individually or in the aggregate, materially and adversely affect Triller’s business, financial condition and results of operations.

Triller may in the future be, subject to enforcement actions, investigations, litigation, or other inquiries regarding Triller’s data privacy and security practices. Additionally, advocacy organizations have also filed complaints with data protection authorities against advertising technology companies, arguing that certain of these companies’ practices do not comply with the EU GDPR and/or the UK GDPR. It is possible that investigations or enforcement actions will involve Triller’s practices or practices similar to Triller’s. If Triller’s privacy or data security measures fail to comply with current or future laws and regulations, Triller may be subject to claims, legal proceedings or other actions by individuals or governmental authorities based on privacy or data protection regulations and Triller’s commitments to users or others, as well as negative publicity and a potential loss of business. Moreover, if future laws and regulations limit Triller’s ability to process personal data, Triller’s costs could increase, and Triller’s business, results of operations and financial condition could be harmed. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which Triller must legally comply or that contractually apply to Triller. If Triller fails to follow these security standards even if no user information is compromised, it may incur significant fines, negative publicity and reputational damage or experience a significant increase in costs.

Because the interpretation and application of privacy and data protection laws, regulations and standards are uncertain and quickly changing, it is possible that these obligations may be interpreted and applied in manners that are, or are asserted to be, inconsistent with Triller’s practices. Preparing for and complying with these obligations requires significant resources. Further, adaptation of the digital advertising marketplace requires increasingly significant collaboration between participants in the market, such as content Creators, Brands and marketers. Failure of the industry to adapt to changes in data privacy and security obligations and user response to such changes could negatively impact inventory, data, and demand. Triller cannot control or predict the pace or effectiveness of such adaptation, and Triller cannot predict the impact such changes may have on its business. In addition, it may be necessary for Triller to fundamentally change its business activities, information technologies, systems, and practices, and to those of any third parties that process personal information on Triller’s behalf.

Although Triller endeavors to comply with all applicable data privacy and security obligations, Triller may at times fail or be perceived to have failed to do so. For example, Triller’s subsidiary, TrillerTV, is party to a class action over its use of consumer personal identifying information from Facebook. Moreover, despite Triller’s efforts, Triller’s customers, personnel or third parties upon whom Triller relies may fail to comply with such obligations, which could negatively impact Triller’s business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate Triller’s business and proceedings against Triller by governmental entities or others. Any inability, or perceived inability, to address or comply with applicable data privacy or security obligations could result in significant consequences, including, but not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal information; and orders to destroy or not use personal information. Any of these events could have a material adverse effect on Triller’s reputation, business, or financial condition, including but not limited to: loss of customers; additional costs and liabilities; damage Triller’s reputation; reduction in sales and demand for Triller’s platform; and harm Triller’s business.

Moreover, as internet commerce and advertising continues to evolve, increasing regulation by federal, state and foreign regulatory authorities becomes more likely. For example, California’s Automatic Renewal Law requires companies to adhere to enhanced disclosure requirements when entering into automatically renewing contracts with consumers. Other states have enacted similar laws in recent years. As a result, a wave of consumer class action lawsuits has been brought against companies that offer online products and services on a subscription or recurring basis. Any failure, or perceived failure, by Triller to comply with any of these laws or regulations could result in damage to Triller’s reputation, lost business, and proceedings or actions against Triller by governmental entities or others, which could impact Triller’s operating results. As Triller improves its TV streaming platform, Triller may also be subject to new laws and regulations specific to such technologies.

If Triller fails to retain existing users or add new users, or if Triller’s users decrease their level of engagement with Triller’s products, Triller’s revenue, financial results, and business may be significantly harmed.

The size of Triller’s user base and Triller’s users’ level of engagement across Triller’s products are critical to Triller’s success. Triller’s financial performance has been and will continue to be significantly determined by Triller’s success in adding, retaining, and engaging active users of Triller’s products that deliver ad impressions. Triller has experienced, and expect to continue to experience, fluctuations and declines in the size of Triller’s active user base in one or more markets from time to time, particularly in markets where Triller has achieved higher penetration rates. User growth and engagement are also impacted by a number of other factors, including competitive products and services, such as TikTok, that have reduced some users’ engagement with Triller’s products and services, as well as global and regional business, macroeconomic, and geopolitical conditions. For example, the COVID-19 pandemic led to increases and decreases in the size and engagement of Triller’s active user base from period to period at different points during the pandemic, and the resulting effects from the COVID-19 pandemic may continue to have a varied impact on the size and engagement of Triller’s active user base in the future. Any future declines in the size of Triller’s active user base may adversely impact Triller’s ability to deliver ad impressions and, in turn, Triller’s financial performance.

If people do not perceive Triller’s products to be useful, reliable, and trustworthy, Triller may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that Triller will not experience a similar erosion of Triller’s active user base or engagement levels. Triller’s user engagement patterns have changed over time, and user engagement can be difficult to measure, particularly as Triller introduces new and different products and services. Any number of factors can negatively affect user retention, growth, and engagement, including if:

●	Triller’s products are subject to increased regulatory scrutiny or approvals, including from international privacy regulators (particularly in the EEA/UK), or there are changes in Triller’s products that are mandated or prompted by legislation, regulatory authorities, executive actions, or litigation, including settlements or consent decrees, that adversely affect the user experience;

●	Triller is unable to offer a number of its most significant products and services, including Facebook and Instagram, in Europe, or are otherwise limited in Triller’s business operations, as a result of European regulators, courts, or legislative bodies determining that Triller’s reliance on Standard Contractual Clauses (“SCCs”) or other legal bases Triller relies upon to transfer user data from the European Union to the United States is invalid; and

●	there is decreased engagement with Triller’s products, or failure to accept Triller’s terms of service, as part of privacy-focused changes that Triller has implemented or may implement in the future, whether voluntarily, in connection with the EU GDPR and/or the UK GDPR, the European Union’s ePrivacy Directive, CPRA, or other laws, regulations, or regulatory actions, or otherwise.

From time to time, certain of these factors have negatively affected user retention, growth, and engagement to varying degrees. If Triller is unable to maintain or increase its user base and user engagement, particularly for its significant revenue-generating Technology Platform, its revenue and financial results may be adversely affected. Any significant decrease in user retention, growth, or engagement could render its products less attractive to users, marketers, and developers, which is likely to have a material and adverse impact on its ability to deliver ad impressions and, accordingly, its revenue, business, financial condition, and results of operations. As the size of Triller’s active user base fluctuates in one or more markets from time to time, Triller will become increasingly dependent on its ability to maintain or increase levels of user engagement and monetization in order to grow revenue.

Existing federal, state, and foreign laws regulate the senders of commercial emails and text messages and changes in privacy laws could adversely affect Triller’s ability to provide its services and could impact its results from operations or result in costs and fines.

Triller may use a variety of direct marketing techniques to promote its business, including email marketing, telemarketing and marketing conducted via SMS and MMS messages. In the United States, these activities are regulated by laws such as the Controlling the Assault of Non-Solicited Pornography and Marketing (“CAN-SPAM”) Act of 2003, the Telephone Consumer Protection Act (“TCPA”) and various state laws and regulations governing telephone solicitation and text message marketing.

The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. The ability of message recipients to opt out of receiving commercial emails may minimize the effectiveness of Triller’s marketing efforts. In addition, certain foreign jurisdictions, such as Australia, Canada, the United Kingdom, and the European Union, have enacted laws that regulate sending email, and some of these laws are more restrictive than U.S. laws. For example, some foreign laws prohibit sending commercial email unless the recipient has provided the sender advance consent to receive such email, or in other words has “opted-in”. A requirement that recipients opt into, or the ability of recipients to opt out of, receiving commercial emails may minimize the effectiveness of Triller’s marketing efforts. Any failure by Triller to comply fully with the CAN-SPAM Act or other laws governing Triller’s commercial email programs may subject Triller to substantial fines and penalties.

Similarly, the TCPA is a U.S. federal statute that protects consumers from unwanted telephone calls, faxes and text messages. TCPA violations can result in significant financial penalties for businesses including civil forfeiture penalties or criminal fines imposed by the Federal Communications Commission (“FCC”) and statutory damages liability through consumer lawsuits brought by private plaintiffs or public enforcement actions brought by state attorneys general or other consumer protection authorities.

Numerous class-action suits under federal and state laws have been filed in recent years against companies that conduct telemarketing and texting campaigns, with many resulting in multi-million-dollar judgments or settlements. While Triller strives to comply with all laws applicable to its marketing operations, courts, the FCC, and other enforcement authorities may disagree with Triller’s interpretations of such laws and subject Triller to penalties, statutory damages and other liability for noncompliance. Determination by a court or regulatory agency that Triller’s operations violate the TCPA or other marketing laws could require Triller to terminate some portions of Triller’s business, and could have material adverse effect on Triller’s business, operating results, and financial condition. Even an unsuccessful legal challenge of Triller’s marketing activities could result in adverse publicity and could require a costly response from Triller.

Moreover, many states have enacted telemarketing and text message marketing laws and regulations that are even more proscriptive than the TCPA and that pose additional litigation and regulatory enforcement risks. For example, Florida, Washington, and Oklahoma have enacted statutes that are in many respects more restrictive than the TCPA. Other U.S. states may pass similar (or possibly more burdensome) laws in the future that may erode Triller’s ability to effectively market Triller’s services via telephone solicitation or text messaging and expose Triller to currently unforeseen liability. The TCPA and other laws governing Triller’s marketing activities are also subject to frequent amendment, as well as to reinterpretation by courts and regulators, and any future amendments or interpretations could adversely affect the continuing effectiveness of Triller’s marketing efforts and could force changes in Triller’s marketing strategies. Triller may not be able to respond to such developments with adequate alternative marketing strategies and, as result, any such developments could have an adverse effect on Triller’s business, operating results, and financial condition.

If Triller’s or Triller’s users’ security measures are compromised or unauthorized access to Triller’s data (including that of Triller’s users or other sensitive or confidential information) is otherwise obtained, Triller’s Technology Platform may be perceived as not being secure, Triller’s users may be harmed and may curtail or cease their use of Triller’s Technology Platform, Triller’s reputation may be damaged and Triller may incur significant liabilities.

Triller’s operations involve the storage and transmission of data of users of Triller’s platform, including personally identifiable information and sensitive information of the company. Security incidents could result in unauthorized access to, loss of or unauthorized disclosure of this information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage Triller’s reputation, impair Triller’s sales and harm Triller’s users and Triller’s business.

Triller’s products and services involve the collection, storage, processing, and transmission of a large amount of data. Cyber-attacks and other malicious internet-based activity continue to increase generally, and platforms that maintain data such as the data Triller maintains have been targeted by such attacks. If Triller’s security measures are compromised as a result of third-party action, employee or user error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, Triller’s reputation could be damaged, Triller’s business may be harmed and Triller could incur significant liability. If third parties with whom Triller works, such as vendors or developers, violate applicable laws, Triller’s security policies or Triller’s acceptable use policy, such violations may also put Triller’s users’ information at risk and could in turn have an adverse effect on Triller’s business. In addition, if the security measures of Triller’s users are compromised, even without any actual compromise of Triller’s own systems, Triller may face negative publicity or reputational harm if Triller’s users or anyone else incorrectly attributes the blame for such security breaches to Triller or Triller’s systems. Triller may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As Triller increases its user base and its brand becomes more widely known and recognized, Triller may become more of a target for third parties seeking to compromise its security systems or gain unauthorized access to its users’ data. Any failure to prevent or mitigate security breaches and improper access to or disclosure of Triller’s data or user data, including personal information, content, or payment information from users, or information from marketers, could result in the loss, modification, disclosure, destruction, or other misuse of such data, which could harm Triller’s business and reputation and diminish Triller’s competitive position. In addition, computer malware, viruses, social engineering (such as spear phishing attacks), scraping, and general hacking continue to be prevalent in Triller’s industry, have occurred on Triller’s systems in the past, and will occur on Triller’s systems in the future.

Cyber-attacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing) are prevalent in Triller’s industry. Triller’s internal computer systems and those of Triller’s current and any future strategic collaborators, vendors, and other contractors or consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, cybersecurity threats, terrorism, war and telecommunication and electrical failures. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or user data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. The techniques used to sabotage or to obtain unauthorized access to Triller’s Technology Platform, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and Triller may be unable to implement adequate preventative measures or stop security breaches while they are occurring. Because the techniques used by computer programmers who may attempt to penetrate and sabotage Triller’s network security or Triller’s website change frequently and may not be recognized until launched against a target, Triller may be unable to anticipate these techniques. Additionally, during the recent COVID-19 pandemic, and potentially beyond as remote work and resource access expand, there is an increased risk that Triller may experience cybersecurity-related events such as COVID-19 themed phishing attacks, exploitation of any cybersecurity flaws that may exist, an increase in the number cybersecurity threats or attacks, and other security challenges as a result of most of Triller’s employees and Triller’s service providers continuing to work remotely from non-corporate managed networks. Triller has previously been, and may in the future become, the target of cyber-attacks by third parties seeking unauthorized access to Triller’s or Triller’s users’ data or to disrupt Triller’s operations or ability to provide Triller’s services.

Triller also relies on third-party service providers and technologies to operate critical business systems to process confidential and personal information in a variety of contexts. In addition, some of Triller’s developers or other partners, such as those that help Triller measure the effectiveness of ads, may receive or store information provided by Triller or by Triller’s users through mobile or web applications integrated with Triller’s products. Triller provides limited information to such third parties based on the scope of services provided to Triller. Triller’s ability to monitor these third parties’ cybersecurity practices is limited. These third-party providers and technologies may not have adequate measures in place, and could experience or cause a security incident that compromises the confidentiality, integrity or availability of the systems or technologies they provide to Triller or the information they process on Triller’s behalf. While Triller has taken steps designed to protect the proprietary, regulated, sensitive, confidential and personal information in Triller’s control, Triller’s security measures or those of the third parties on which Triller relies may not be effective against current or future security risks and threats. If these third parties or developers fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, Triller’s data or Triller’s users’ data may be improperly accessed, used, or disclosed. Additionally, Triller does not currently maintain company-wide policies and procedures with respect to such risks, instead relying on Triller’s individual business units to implement the appropriate policies and procedures that each such business unit believes necessary. Such approach may be less effective than implementing global policies across all business units.

If Triller or one of Triller’s trusted third parties were to experience a cyberattack leading to interruptions in Triller’s operations, it could result in a material disruption of Triller’s development programs and Triller’s business operations, whether due to a loss of Triller’s trade secrets or other proprietary information or other disruptions. Moreover, enforcing a claim that a party illegally disclosed or misappropriated a trade secret are difficult, expensive, time-consuming, and the outcome is unpredictable. In addition, effective trade secret protection may not be available in every country in which Triller’s products are available or where Triller has employees or independent contractors as some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of Triller’s trade secrets were to be disclosed to or independently developed by a competitor or other third party, Triller’s competitive position would be materially and adversely harmed. These cyber-attacks could be carried out by threat actors of all types (including but not limited to nation states, organized crime, other criminal enterprises, individual actors and/or advanced persistent threat groups). In addition, Triller may experience intrusions on Triller’s physical premises by any of these threat actors. To the extent that any disruption or security breach were to result in a loss of, or damage to, Triller’s data or applications, or inappropriate disclosure of confidential or proprietary information, Triller could incur liability and Triller’s competitive position could be harmed. Any breach, loss, or compromise of personal data may also subject Triller to civil fines and penalties, or claims for damages either under the EU GDPR and relevant member state law in the European Union, other foreign laws, and other relevant state and federal privacy laws in the United States.

Many governments have enacted laws requiring companies to notify individuals of data security incidents or unauthorized transfers involving certain types of personal data Security compromises experienced by Triller’s competitors, by Triller’s users or by Triller may lead to public disclosures, which may lead to widespread negative publicity. For example, in July 2023, the SEC adopted rules requiring registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance. Any security compromise in Triller’s industry, whether actual or perceived, could harm Triller’s reputation, erode user confidence in the effectiveness of Triller’s security measures, negatively impact Triller’s ability to attract new users, cause existing users to elect not to renew their subscriptions or subject Triller to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect Triller’s business and operating results.

There can be no assurance that any limitations of liability provisions in Triller’s contracts for a security breach would be enforceable or adequate or would otherwise protect Triller from any such liabilities or damages with respect to any particular claim. Triller also cannot be sure that Triller’s existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against Triller that exceed available insurance coverage, or the occurrence of changes in Triller’s insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on Triller’s business, financial condition and operating results.

For example, Triller’s subsidiary, TrillerTV, is party to a class action over its use of consumer personal identifying information from Facebook. Any such inquiries could subject Triller to substantial fines and costs, require Triller to change Triller’s business practices, divert resources and the attention of management from Triller’s business, or adversely affect Triller’s business.

Triller faces uncertainties associated with international markets.

Triller’s production of live Events overseas subjects Triller to the risks involved in foreign travel, local regulations, including regulations requiring Triller to obtain visas for Triller’s performers, and political instability inherent in varying degrees in those markets. In addition, the licensing of Triller’s television and branded merchandise in international markets exposes Triller to some degree of currency risk. These risks could adversely affect Triller’s operating results and impair Triller’s ability to pursue Triller’s business strategy as it relates to international markets.

As a result of Triller’s operations in international markets, Triller is subject to risks associated with the legislative, judicial, accounting, taxation, regulatory, political and economic risks and conditions specific to such markets.

Triller provides its Technology Platform in certain jurisdictions abroad through brands and businesses that it owns and operates, including Asia, Latin America, Europe and Africa, and Triller expect to continue to expand its international presence. Triller faces, and expect to continue to face, additional risks in the case of its existing and future international operations, including:

●	political instability, adverse changes in diplomatic relations and unfavorable economic conditions in the markets in which Triller has international operations or into which Triller may expand;

●	more restrictive or otherwise unfavorable government regulation of the entertainment and sports industry, which could result in increased compliance costs or otherwise restrict the manner in which Triller provides services and the amount of related fees charged for such services;

●	limitations on the enforcement of intellectual property rights;

●	enhanced difficulties of integrating any foreign acquisitions;

●	enhanced difficulties in reviewing content on Triller’s Technology Platform;

●	limitations on the ability of foreign subsidiaries to repatriate profits or otherwise remit earnings;

●	adverse tax consequences;

●	fluctuations in currency exchange rates and compliance with currency controls;

●	less sophisticated legal systems in some foreign countries, which could impair Triller’s ability to enforce Triller’s contractual rights in those countries;

●	limitations on technology infrastructure;

●	variability in venue security standards and accepted practices; and

●	difficulties in managing operations due to distance, language and cultural differences, including issues associated with (i) business practices and customs that are common in certain foreign countries but might be prohibited by U.S. law and Triller’s internal policies and procedures and (ii) management and operational systems and infrastructures, including internal financial control and reporting systems and functions, staffing and managing of foreign operations, which Triller might not be able to do effectively or on a cost-efficient basis.

Failure to expand internationally and manage the complexity of international operations could harm Triller’s business, financial condition, and results of operations. In addition, Triller may be subject to additional liabilities associated with the content on its Technology Platform due to content regulation which may vary based on its international operations.

Additionally, if Triller fails to adequately prevent fraudulent credit card transactions, it may face litigation, fines, governmental enforcement action, civil liability, diminished public perception of Triller’s security measures, significantly higher credit card-related costs and substantial remediation costs, or refusal by credit card processors to continue to process payments on Triller’s behalf, any of which could materially adversely affect Triller’s business, financial condition and results of operations.

Triller is subject to extensive U.S. and foreign government regulations, and Triller’s failure to comply with these regulations could adversely affect its business.

Triller’s operations are subject to federal, state and local laws, statutes, rules, regulations, policies, and procedures in the United States and around the world, which are subject to change at any time, governing matters such as:

●	licensing, permitting and zoning requirements for operation of Triller’s offices, locations, venues and other facilities;

●	health, safety and sanitation requirements;

●	the service of food and alcoholic beverages;

●	working conditions, labor, minimum wage and hour, harassment and discrimination, and other labor and employment laws and regulations;

●	compliance with the U.S. Americans with Disabilities Act of 1990;

●	compliance with applicable antitrust and fair competition laws;

●	compliance with applicable international trade controls, such as import, export control, and economic and trade sanctions laws and regulations, that may limit or restrict Triller’s ability to do business with specific individuals or entities or in specific countries or territories;

●	compliance with anti-corruption laws, anti-money laundering and countering terrorist financing rules, currency control regulations, and statutes prohibiting tax evasion and the aiding or abetting of tax evasion;

●	marketing activities;

●	licensing laws for athlete agents;

●	licensing laws for the promotion and operation of boxing events;

●	environmental protection regulations;

●	compliance with current and future privacy and data protection laws imposing requirements for the processing and protection of personal or sensitive information, including the EU GDPR and the EU e-Privacy Regulation;

●	compliance with cybersecurity laws imposing country-specific requirements relating to information systems and network design, security, operations, and use;

●	tax laws; and

●	imposition by foreign countries of trade restrictions, restrictions on the manner in which content is currently licensed and distributed, ownership restrictions, or currency exchange controls.

Noncompliance with these laws could subject Triller to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, reputational harm, adverse media coverage and other collateral consequences. Multiple or repeated failures by Triller to comply with these laws and regulations could result in increased fines or proceedings against Triller. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if Triller do not prevail in any possible civil or criminal litigation, Triller’s business, results of operations and financial condition could be materially harmed. In addition, responding to any such enforcement or similar action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and any imposed sanctions could further harm Triller’s business, results of operations, and financial condition. There can be no assurance that a law or regulation will not be interpreted or enforced in a manner contrary to Triller’s current understanding. In addition, the promulgation of new laws, rules and regulations could restrict or unfavorably impact Triller’s business, which could decrease demand for Triller’s services, reduce revenue, increase costs or subject it to additional liabilities. For example, some legislatures have proposed laws in the past that would impose potential liability on Triller and other promoters and producers of live events for incidents that occur at Triller’s Events, particularly relating to drugs and alcohol or the spread of COVID-19.

In the United States and certain foreign jurisdictions, Triller may have direct and indirect interactions with government agencies and state-affiliated entities in the ordinary course of Triller’s business. In particular, athletic commissions and other applicable regulatory agencies require Triller to obtain licenses for promoters, medical clearances, licenses for athletes, or permits for Events in order for Triller to promote and conduct Triller’s live Events and productions. In the event that Triller fails to comply with the regulations of a particular jurisdiction, including the laws and regulations that apply to dealings with or involving government agencies, state-affiliated entities and their officials (such as anti-corruption laws), whether through Triller’s acts or omissions or those of third parties, Triller may be prohibited from promoting and conducting Triller’s live Events and productions in the relevant jurisdictions or become subject to investigations or enforcement actions. Instances of noncompliance with applicable laws may result in the imposition of fines or other penalties, including the inability to present Triller’s live Events and productions in the relevant jurisdictions, which could lead to a decline in revenue streams or have other adverse effects on Triller’s business, financial condition, and results of operations.

Triller is required to comply with export control and economic and trade sanctions laws imposed by the United States or by other jurisdictions where Triller has operations, maintain personnel or otherwise do business, which may restrict Triller’s transactions in certain markets, and with certain customers, business partners, and other persons and entities. As a result, Triller is not permitted to, directly or indirectly (including through a third-party intermediary), procure goods, services or technology from, or engage in transactions with, individuals and entities that are the target of applicable sanctions. Triller is also required to conduct Triller’s business in compliance with applicable export control requirements, including those that apply to the development and distribution of software, technology and other items. Triller’s products have in the past, and could in the future be, provided inadvertently in violation of such laws. Any violation of export control or sanctions laws could result in fines, other civil and criminal sanctions against Triller or Triller’s employees, prohibitions on the conduct of Triller’s business (e.g., loss of export privileges, debarment from doing business with International Development Banks and similar organizations), and damage to Triller’s reputation, which could have an adverse effect on Triller’s business, financial condition, and results of operations.

Triller is subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws can subject Triller to criminal penalties or significant fines and harm Triller’s business and reputation.

Triller is subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, U.S. Travel Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”), as amended, and other anti-corruption, anti-bribery and anti-money laundering laws in countries in which Triller conducts activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, or offering improper payments or any other thing of value to government officials and others in the private sector. As Triller increases its international sales and business, which may include increased interactions with officials and employees of government agencies or state-owned or -affiliated entities, Triller’s risks under these laws may increase. Noncompliance with these laws could subject Triller to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage, and other consequences. Any investigations, actions or sanctions could harm Triller’s business, results of operations, and financial condition.

In addition, in the future Triller may use third parties to sell access to its products and services and conduct business on Triller’s behalf outside the United States. Triller or such future third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or -affiliated entities, and Triller can be held liable for the corrupt or other illegal activities of such future third-party intermediaries, as well as Triller’s employees, representatives, contractors, partners, and agents, even if Triller does not explicitly authorize such activities. Triller has implemented an anti-corruption compliance program but cannot assure you that all of its employees and agents, as well as those companies to which Triller outsources certain of its business operations, will not take actions in violation of its policies and applicable law, for which Triller may be ultimately held responsible. Any violation of the FCPA, other applicable anti-corruption laws, or applicable anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, any of which could have a materially adverse effect on Triller’s reputation, business, results of operations, and prospects.

The Company may be unsuccessful in its strategic acquisitions and investments, and the Company may pursue acquisitions and investments for its strategic value in spite of the risk of lack of profitability.

The Company faces significant uncertainty in connection with acquisitions and investments. To the extent the Company chooses to pursue certain investment or acquisition strategies, the Company may be unable to identify suitable targets for these deals, or to make these deals on favorable terms. If the Company identifies suitable acquisition candidates, investments or strategic partners, its ability to realize a return on the resources expended pursuing such deals, and to successfully implement or enter into them will depend on a variety of factors, including its ability to obtain financing on acceptable terms, requisite government approvals, as well as the factors discussed below. Additionally, the Company may decide to make or enter into acquisitions or investments with the understanding that such acquisitions or investments will not be profitable, but may be of strategic value to Triller. Triller’s current and future acquisitions, investments, including existing investments accounted for under the equity method may also require that the Company makes additional capital investments in the future, which would divert resources from other areas of the Company’s business. The Company cannot provide assurances that the anticipated strategic benefits of these deals will be realized in the long-term or at all.

The Company may fail to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring a company, making an investment or entering into a strategic business agreement and, as such, may not obtain sufficient warranties, indemnities, insurance or other protections. This could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes, a loss of anticipated tax benefits, or other adverse effects on the Company’s business, operating results or financial condition. Additionally, some warranties and indemnities may give rise to unexpected and significant liabilities. Future acquisitions and strategic business arrangements that The Company may pursue could result in dilutive issuances of equity securities and the incurrence of future debt.

Triller’s international sales and operations, including Triller’s planned business development activities outside of the United States, subject Triller to additional risks and challenges that can adversely affect Triller’s business, results of operations and financial condition.

As part of its growth strategy, Triller expects to continue to expand its international operations, which may include opening additional offices in new jurisdictions and providing its Technology Platform in additional languages and on-boarding new Creators, Brands and users outside the United States. Any new markets or countries into which Triller attempts to sell subscriptions to its Technology Platform or other products may not be receptive to its business development activities. Triller currently has sales personnel and sales and customer and product support operations in the United States, Canada, Bulgaria, the Netherlands, France, the United Kingdom, India and Mexico. Triller believes that its ability to attract new customers to its Technology Platform and to convince existing customers to renew or expand their use of Triller’s Technology Platform is directly correlated to the level of engagement Triller achieves with its customers in their home countries. To the extent that Triller is unable to effectively engage with non-U.S. customers, Triller may be unable to effectively grow in international markets.

Triller’s international operations also subject Triller to a variety of additional risks and challenges, including:

●	increased management, travel, infrastructure and legal compliance costs associated with having operations and developing Triller’s business in multiple jurisdictions;

●	providing Triller’s Unified-CXM platform and operating Triller’s business across a significant distance, in different languages, among different cultures and time zones, including the potential need to modify Triller’s Unified-CXM platform and products to ensure that they are culturally appropriate and relevant in different countries;

●	compliance with non-U.S. data privacy, protection and security laws, rules and regulations, including data localization requirements, and the risks and costs of non-compliance;

●	legislative changes that may impose fines or other penalties for failure to comply with certain content removal, law enforcement cooperation and disclosure obligations;

●	longer payment cycles and difficulties enforcing agreements, collecting accounts receivable or satisfying revenue recognition criteria, especially in emerging markets;

●	hiring, training, motivating and retaining highly-qualified personnel, while maintaining Triller’s corporate culture;

●	increased financial accounting and reporting burdens and complexities;

●	longer sales cycle and more time required to educate enterprises on the benefits of Triller’s Technology Platform outside of the United States;

●	requirements or preferences for domestic products;

●	limitations on Triller’s ability to sell Triller’s Technology Platform and for Triller’s solution to be effective in non-U.S. markets that have different cultural norms and related business practices that de-emphasize the importance of positive customer and employee experiences;

●	differing technical standards, existing or future regulatory and certification requirements and required features and functionality;

●	orders restricting or blocking Triller’s services in particular geographies, or other government-imposed remedies as a result of content hosted on Triller’s services. For example, legislation in Germany and India has resulted in the past, and may result in the future, in the imposition of fines or other penalties for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations;

●	political and economic conditions and uncertainty in each country or region in which Triller operates and general economic and political conditions and uncertainty around the world;

●	changes in a specific country’s or region’s political or economic conditions, including in the United Kingdom as a result of the United Kingdom exiting the European Union;

●	compliance with laws and regulations for non-U.S. operations, including anti-bribery laws, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on Triller’s ability to sell Triller’s Technology Platform and develop Triller’s business in certain non-U.S. markets, and the risks and costs of non-compliance;

●	heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact Triller’s financial condition and result in restatements of Triller’s consolidated financial statements;

●	fluctuations in currency exchange rates and related effects on Triller’s results of operations;

●	difficulties in repatriating or transferring funds from or converting currencies in certain countries;

●	communication and integration problems related to entering new markets with different languages, cultures and political systems;

●	new and different sources of competition;

●	differing labor standards, including restrictions related to, and the increased cost of, terminating employees in some countries;

●	the need for localized subscription agreements;

●	the need for localized language support and difficulties associated with delivering support, training and documentation in languages other than English;

●	increased reliance on channel partners;

●	reduced protection for intellectual property rights in certain non-U.S. countries and practical difficulties of obtaining, maintaining, protecting and enforcing such rights abroad; and

●	compliance with the laws of numerous foreign taxing jurisdictions, including withholding tax obligations, and overlapping of different tax regimes.

Any of these risks and challenges could adversely affect Triller’s operations, reduce Triller’s revenue or increase Triller’s operating costs, each of which could adversely affect Triller’s ability to expand Triller’s business outside of the United States and thereby Triller’s business more generally, as well as Triller’s results of operations, financial condition and growth prospects.

Global political uncertainty also poses risks of volatility in global markets, which could negatively affect Triller’s operations and financial results. Changes in U.S. policy regarding foreign trade or manufacturing may create negative sentiment about the U.S. among non-U.S. dealers, end customers, employees or prospective employees, all of which could adversely affect Triller’s business, sales, hiring and employee retention.

Compliance with laws and regulations applicable to Triller’s international operations substantially increases Triller’s cost of doing business. Triller may be unable to keep current with changes in government requirements as they change from time to time. Failure to comply with these regulations could have adverse effects on Triller’s business. In many foreign countries it is common for others to engage in business practices that are prohibited by Triller’s internal policies and procedures or U.S. or other regulations applicable to Triller. Although Triller has implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that Triller’s employees, contractors, partners and agents will comply with these laws and policies. Violations of laws or Triller’s policies by Triller’s employees, contractors, partners or agents could result in delays in revenue recognition, financial reporting misstatements, enforcement actions, disgorgement of profits, fines, civil and criminal penalties, damages, injunctions, other collateral consequences and increased costs, including the costs associated with defending against such actions, or the prohibition of the importation or exportation of Triller’s Technology Platform and related services, each of which could adversely affect Triller’s business, results of operations and financial condition.

Existing and future laws and evolving attitudes about data privacy and security may impair Triller’s ability to collect, use, and maintain data points of sufficient type or quantity to develop and train Triller’s artificial intelligence algorithms.

Jurisdictions outside of the United States, the EU, and the UK also are passing more stringent data privacy and security laws, rules and regulations with which Triller may be obligated to comply. For example, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (“LGPD”) (Law No. 13,709/2018), China’s Personal Information Protection Law (“PIPL”), and Japan’s Protection of Personal Information (“APPI”), impose strict requirements for processing personal data.

Triller continues to see jurisdictions imposing data localization laws, which require personal data, or certain subcategories of personal data, to be stored in the jurisdiction of origin. Specifically, Russia, China and India have passed or are in the process of passing laws that impose more stringent requirements on data privacy and which have, amongst other things, more stringent data localization requirements. These regulations may inhibit Triller’s ability to expand into those markets or prohibit Triller from continuing to offer services and/or collaborate with partners in those markets without significant additional costs.

In addition to Triller’s legal obligations, Triller’s contractual obligations relating to data privacy and security have become increasingly stringent due to changes in data privacy and security and the expansion of Triller’s service offerings. Certain data privacy and security laws, such as the EU GDPR and the CCPA, require Triller’s customers to impose specific contractual restrictions on their service providers.

Apart from government activity and Triller’s customer contracts, privacy advocacy and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on Triller’s ability to provide Triller’s services globally. Triller’s customers expect Triller to meet voluntary certification and other standards established by third parties, such as TRUSTe, the American Institute for Certified Public Accountants, or the International Standards Organization. If Triller is unable to maintain these certifications or meet these standards, it could adversely affect Triller’s ability to provide Triller’s solutions to certain customers and could harm Triller’s business. Business partners and other third parties with a strong influence on how consumers interact with Triller’s products, such as Apple, Google, Facebook and Mozilla, may create new privacy controls or restrictions on their products and platforms, limiting the effectiveness of Triller’s services.

With laws, rules, regulations and other obligations relating to data privacy and security imposing new and stringent obligations, and with substantial uncertainty over the interpretation and application of these and other obligations, Triller may face challenges in addressing their requirements and making necessary changes to Triller’s policies and practices, and may incur significant costs and expenses in an effort to do so. Additionally, if the third parties Triller work with, such as Triller’s vendors or third-party service providers, violate applicable laws, rules or regulations or Triller’s policies, such violations also may put Triller’s or Triller’s customers’ data at risk and could in turn have an adverse effect on Triller’s business. Any failure or perceived failure by Triller or Triller’s third-party service providers to comply with Triller’s applicable internal and external policies or notices relating to data privacy or security, Triller’s contractual or other obligations to customers or other third parties, or any of Triller’s other legal obligations relating to data privacy or security, may result in governmental investigations or inquiries (which have occurred in the past and may occur in the future), enforcement actions, litigation, disputes or other claims, indemnification requests, restrictions on providing Triller’s services, claims or public statements against Triller by privacy advocacy groups or others, adverse press and widespread negative publicity, reputational damage, significant liability or fines and the loss of the trust of Triller’s customers, any of which could have a material adverse effect on Triller’s business, results of operations and financial condition.

The costs of compliance with, and other burdens imposed by, laws, rules, regulations and other obligations relating to data privacy and security applicable to the businesses of Triller’s customers may adversely affect Triller’s customers’ ability and willingness to use, collect, manage, disclose, handle, store, transmit and otherwise process information from their employees, customers and partners, which could limit the use, effectiveness and adoption of Triller’s Technology Platform and reduce overall demand. Furthermore, the uncertain and shifting regulatory environment and trust climate may cause concerns regarding data privacy and may cause Triller’s customers or Triller’s customers’ customers to resist providing the data necessary to allow Triller’s customers to use Triller’s services effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption, effectiveness or use of Triller’s applications.

Unfavorable outcomes in legal proceedings may adversely affect Triller’s business and operating results.

Triller’s results may be affected by the outcome of pending and future litigation. Unfavorable rulings in Triller’s legal proceedings could result in material liability to Triller or have a negative impact on Triller’s business, results of operations, financial condition, reputation, or relations with Triller’s employees or third parties. The outcome of litigation, including class action lawsuits, is difficult to assess or quantify. Plaintiffs in class action lawsuits may seek recovery of very large or indeterminate amounts and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. This may affect Triller’s ability to remain solvent and pay Triller’s obligations when they come due, including under existing litigation settlement obligations and new adverse judgments. If Triller is unable to resolve any such matters favorably, Triller’s business, operating results, and financial condition may be adversely affected.

In addition, Triller is currently, and from time to time in the future may be, subject to various other claims, investigations, legal and administrative cases and proceedings (whether civil or criminal), or lawsuits by governmental agencies, or claims by Triller’s current or former employees or private parties. If the results of these investigations, proceedings, claims or suits are unfavorable to Triller or if Triller is unable to successfully defend against third-party lawsuits, Triller may be required to pay monetary damages or may be subject to fines, penalties, injunctions, or other censure that could have an adverse effect on Triller’s business, financial condition, and results of operations. Even if Triller adequately addresses the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counter claim, Triller may have to devote significant financial and management resources to address these issues, which could have an adverse effect on Triller’s business, results of operations, and financial condition.

Triller may be subject to liability claims if it breaches its contracts.

Triller is subject to numerous obligations in its contracts with its business partners. Despite the procedures, systems and internal controls Triller has implemented to comply with its contracts, it has breached commitments in the past and may breach these commitments in the future, whether through a weakness in these procedures, systems, and internal controls, inability or difficulty complying with commitments, whether due to lack of resources or capabilities or otherwise, negligence, or the willful act of an employee or contractor. Triller’s insurance policies, including errors and omissions insurance, may be inadequate to compensate it for the potentially significant losses that may result from claims arising from breaches of Triller’s contracts, disruptions in Triller’s services, failures or disruptions to Triller’s infrastructure, catastrophic events and disasters or otherwise.

In addition, such insurance may not be available to Triller in the future on economically reasonable terms, or at all. Further, Triller’s insurance may not cover all claims made against Triller and defending a suit, regardless of its merit, could be costly and divert management’s attention. For example, judgment has been entered against Triller following litigation regarding payment of fees with Universal Music Publishing Group.

The market and sectors in which Triller participates are competitive and rapidly evolving, and if it does not compete effectively with established companies as well as new market entrants Triller’s business, results of operations, and financial condition could be harmed.

Triller’s business model is a new category of integrating entertainment and social media with technology in a rapidly evolving market that is intensely competitive, fragmented, and subject to rapidly changing technology, shifting customer needs, new market entrants, and frequent introductions of new products and services. Moreover, Triller expects competition to increase in the future from established competitors and new market entrants, including established technology and major media companies who have not previously entered the market. Triller’s other competitors fall into the following categories: live sports events and pay-per-view programming, such as WWE and UFC; web content programming platforms, such as Netflix; and social media companies with social video features, such as Instagram, Facebook, Snapchat and TikTok. With the introduction of new technologies, the evolution of Triller’s business, and new market entrants, the Company expects competition to intensify in the future. Established companies may not only develop their own live events programming platforms and social video sharing technology, but also acquire or establish product integration, distribution, or other cooperative relationships with Triller’s current competitors. For example, while Triller currently partners with entertainment and media companies, they may develop and introduce products that directly or indirectly compete with the Company. New competitors or alliances among competitors may emerge and rapidly acquire significant market share due to factors such as greater brand name recognition, a larger existing user and/or customer base, superior product offerings, a larger or more effective sales organization, and significantly greater financial, technical, marketing, and other resources and experience. In addition, with the recent increase in large merger and acquisition transactions in the entertainment, social media and technology industry, there is a greater likelihood that Triller will compete with other large entertainment and media companies in the future. Triller expects this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. Companies resulting from these possible consolidations may create more compelling product offerings and be able to offer more attractive pricing options, making it more difficult for Triller to compete effectively.

Many of Triller’s existing competitors have, and some of Triller’s potential competitors could have, substantial competitive advantages such as greater brand name recognition and longer operating histories, larger sales and marketing budgets and resources, broader distribution, and established relationships with vendors, partners, and customers, greater customer experience resources, greater resources to make acquisitions, lower labor, and development costs, larger and more mature intellectual property portfolios, and substantially greater financial, technical and other resources. Such competitors with greater financial and operating resources may be able to respond more quickly and effectively than the Company can to new or changing opportunities, technologies, standards, or customer requirements.

In addition, some of Triller’s larger competitors have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from using the Company.

Conditions in Triller’s market could also change rapidly and significantly as a result of technological advancements, partnering by Triller’s competitors or continuing market consolidation, and it is uncertain how Triller’s market will evolve. New start-up companies that innovate and large competitors that are making significant investments in research and development may develop similar or superior products and technologies that compete with the Company. These competitive pressures in Triller’s market or Triller’s failure to compete effectively may result in price reductions, fewer customers, reduced revenue, gross profit, and gross margins, increased net losses, and loss of market share. Any failure to meet and address these factors could harm Triller’s business, results of operations, and financial condition.

Certain metrics and estimates of market opportunity included in this registration statement may prove to be inaccurate.

This registration statement includes certain internal estimates of the market for Triller’s Technology Platform and other opportunities. Market opportunity estimates, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates, forecasts and other forward-looking information in this registration statement relating to the size of Triller’s target market, market demand and adoption, capacity to address this demand, and pricing may prove to be inaccurate. The addressable market Triller estimates may not materialize for many years, if ever, and even if the markets in which it competes meet the size estimates in this registration statement, Triller’s business could fail to grow at similar rates, if at all. In addition, certain of the metrics, including Total Consumer Accounts, Number of Brands and Number of Creators, included in this registration statement are based on data Triller collects and obtain from third party APIs and Triller is not able to independently verify the data underlying such metrics or determine if the datapoints in such metrics represent users. Triller currently does not have systems or processes in place to accurately measure the amount of potential duplicative accounts on a continuous basis, although Triller has in the recent past undertaken a robust process to purge as many of the duplicate and bot accounts as practical be given Triller’s resources. Although Triller is responsible for the disclosure provided in this registration statement and believe such third-party information is reliable, Triller has not independently verified any such third-party information. As such, the metrics Triller includes in this registration statement may prove to not be accurate.

Triller’s Technology Platform and products are dependent on APIs built and owned by third parties, including social media networks, and if Triller loses access to data provided by such APIs or the terms and conditions on which it obtains such access become less favorable, Triller’s business could suffer.

Triller’s Technology Platform and products depend on the ability to access and integrate with third-party APIs. In particular, Triller has developed its products to integrate with certain social media network APIs and the third-party applications of other parties. Generally, APIs and the data Triller receives from the APIs are written and controlled by the application provider. Any changes or modifications to the APIs or the data provided could negatively impact the functionality of, or require Triller to make changes to, Triller’s platform and products, which would need to occur quickly to avoid interruptions in service for Triller’s customers.

To date, Triller has not relied on negotiated agreements to govern Triller’s relationships with most data providers and, in general, it relies on publicly available APIs. As a result, in many cases, Triller is subject to the standard terms and conditions for application developers of such providers, which govern the distribution, operation and fees of such integrations, and which are subject to change by such providers from time to time. Triller’s business, cash flows or results of operations may be harmed if any third party provider changes, limits or discontinues Triller’s access to its APIs and data, modifies its terms of service or other policies, including fees charged or restrictions on Triller or application developers, changes or limits how Triller can use information and other data collected through the APIs; or experiences disruptions of its technology, services or business generally.

Risk Factors Relating to Our Shares

Our share price has been, and could continue to be volatile.

There has been significant volatility in the market price and trading volume of equity securities, which may be unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations could negatively affect the market price of our stock. The market price and volume of our ordinary shares could fluctuate, and in the past has fluctuated, more dramatically than the stock market in general. Stockholders may not be able to resell their shares at or above the price they paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects or other factors. Some factors, in addition to the other risk factors identified above, that could have a significant effect on our stock market price include, but are not limited to, the following:

●	actual or anticipated fluctuations in our operating results or future prospects;

●	our announcements or our competitors’ announcements of new services;

●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	changes in accounting standards, policies, guidance, interpretations, or principles;

●	changes in our growth rates or our competitors’ growth rates;

●	developments regarding our patents or proprietary rights or those of our competitors;

●	our inability to raise additional capital as needed;

●	concerns or allegations as to the safety or efficacy of our products;

●	changes in financial markets or general economic conditions;

●	sales of shares by us or members of our management team, our significant stockholders, or certain institutional stockholders; and

●	changes in stock market analyst recommendations or earnings estimates regarding our stock, other comparable companies or our industry generally.

Because we do not intend to pay cash dividends, our stockholders will benefit from an investment in our common stock only if it appreciates in value.

We intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of an investment in our ordinary shares will depend entirely upon any future share price appreciation. There is no guarantee that our ordinary shares will appreciate in value or even maintain the price at which our stockholders purchased their shares.

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

The development and operation of Triller’s Technology Platform is subject to physical, technological, security and other risks which may result in interruption in service or reduced capacity. These risks include physical damage, power loss, telecommunications failure, capacity limitation, hardware or software failures or defects and breaches of physical and cybersecurity by computer viruses, system break-ins or otherwise. An increase in the volume of usage of Triller’s Technology Platform could strain the capacity of the software and hardware employed to prevent and identify such failures, breaches and attacks, which could result in slower response time or system failures. In particular, Triller’s industry has witnessed an increase in the number, intensity and sophistication of cybersecurity incidents caused by hackers and other malicious actors such as foreign governments, criminals, hacktivists, terrorists and insider threats. Hackers and other malicious actors may be able to penetrate Triller’s network security and misappropriate or compromise Triller’s confidential, sensitive, personal or proprietary information, or that of third parties, and engage in the unauthorized use or dissemination of such information. They may be able to create system disruptions, or cause shutdowns. Hackers and other malicious actors may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack Triller’s products or otherwise exploit any security vulnerabilities of Triller’s systems. In  addition, sophisticated hardware and operating system software and applications that Triller procures from third parties may contain defects in design or manufacture, including “bugs,” cybersecurity vulnerabilities and other problems that could unexpectedly interfere with the operation or security of its systems. For example, in 2022, as a result of a bug introduced in the application, Triller estimated that potentially 504 accounts may have been compromised.

Cybersecurity Governance

Our Board of Directors holds oversight responsibility over Triller’s risk management and strategy, including material risks related to cybersecurity threats. This oversight is executed directly by our board of directors and through its committees. Our audit committee oversees the management of Triller’s major financial risk exposures, the steps management has taken to monitor and control such exposures, and the process by which risk assessment and management is undertaken and handled, which would include cybersecurity risks, in accordance with its charter. The audit committee holds regular meetings and receives periodic reports from management regarding risk management, including major financial risk exposures from cybersecurity threats or incidents.

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

The lease agreement for the building, between Viewbest Investments Limited (Viewbest), as landlord, and Legacy Group, was executed on June 14, 2019. While we are not the party to the AGBA Tower lease agreement, we are currently occupying space in the building. We believe our current facility is suitable and adequate to meet our current needs. Our headquarters in Hong Kong also owns an office premise located at One Island South, No. 2 Heung Yip Road, Hong Kong for rental purpose.

The majority of our employees and service providers work remotely. Our registered corporate headquarters address is located in Los Angeles, California. We have leased offices in Broomall, Pennsylvania, where we currently lease approximately 725 square feet pursuant to a lease agreement that expires in October 2025. We have a regional presence through our employees and service providers in New York, New York; Palo Alto, California; Winter Park, Florida; New Delhi (Noida) (India); Sofia (Bulgaria); Amsterdam (Netherlands); and Toronto (Ontario, Canada). We also have a presence through service provider relationships in other international markets, such as France, Romania and the United Kingdom.

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

Action Case: CACV 1116/2025 (on appeal from HCA702/2018)

On March 27, 2018, the writ of summons was issued against AGBA and seven related companies of the former stockholder (the “Defendants”) by the Plaintiff. This action alleged the infringement of certain registered trademarks currently registered under the Plaintiff. In February 2023, the Court granted leave for this action be set down for trial of 13 days. This trial will take place from November 25, 2024 to December 11, 2024. On October 31, 2025, the Court granted judgement in favor of the Plantiff. On November 28, 2025, the Defendants lodged and served the Notice of Appeal (CACV 1116/2025) to the Court of Appeal. Legal counsel of the Company will continue to handle in this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the appeal or the range of reasonably possible loss as the Court is in the process of quantifying the amount of damages.

Action Case: HCA765/2019

On April 30, 2019, the writ of summons was issued against the Company’s subsidiary, three related companies and the former directors, stockholders and financial consultant by the Plaintiff. This action alleged the deceit and misrepresentation from an inducement of the fund subscription and claimed for compensatory damage of approximately $2 million (equal to HK$17.1million). On April 18, 2024, the court made an order that the plaintiff shall set the case down for trial on or before July 6, 2024 for a 7 days trial before a judge and there shall be a pre-trial review before the trial judge on a date 12 weeks before the trial. The plaintiff and the defendants agreed on a time extension until August 8, 2024 to set the case down for trial. On August 9, 2024, the Court made an order that the case be adjourned to January 14, 2025 for another case management conference. On February 17, 2025, the Company filed an amended defence to the court and the next case management conference is fixed to be heard on January 6, 2026. The case be adjourned to July 21, 2026 for another case management conference and parties can attempt mediation to resolve the dispute before the schedule case management conference. Legal counsel of the Company will continue to handle in this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonably possible loss, if any.

HCA 2097/2020 and HCA 2098/2020

On December 15, 2020, the writs of summons were issued against the Company and the former consultant by the Plaintiff. This action alleged the misrepresentation and conspiracy causing the loss from the investment in corporate bond and claimed for compensatory damage of approximately $1.7 million. The Company previously made approximately $0.8 million as contingency loss for the year ended December 31, 2021. Parties participated in a mediation held on March 25, 2022 and negotiated for settlement through without prejudice correspondence, no settlement was reached. The pre-trial review is fixed to be heard on January 29, 2026 and the 6-days trial is fixed to be heard from May 14 to 21, 2026. The case is on-going and legal counsel of the Company will continue to handle this matter. As of December 31, 2024, the Company accrued a legal provision of approximately $0.8 million as a liability in the consolidated balance sheets.

Sony Music Entertainment

On August 29, 2022, Sony Music Entertainment, Sony Music Entertainment U.S. Latin LLC, Arista Records LLC, Records Label, LLC and Zomba Recording LLC, or collectively, the Plaintiffs, filed a complaint in the United States District Court for the Southern District of New York captioned Sony Music Entertainment, et al. v. Triller, Inc., Case No. 1:22-cv-07380-PKC. On September 22, 2022, Plaintiffs filed a First Amended Complaint or the Complaint, against we alleging claims for breach of contract, copyright infringement pursuant to 17 U.S.C. § 1401, contributory copyright infringement, and vicarious copyright infringement. On May 16, 2023, the court entered partial final judgment in favor of Plaintiffs on Plaintiffs’ breach of contract claim and ordered the Company to pay Plaintiffs $4.6 million. Thereafter, the Company and the Plaintiffs entered into a Confidential Settlement Agreement dated July 21, 2023 to resolve Plaintiffs’ remaining claims and provide for an agreed plan for payment of the judgment, pursuant to which we agreed to pay an additional sum of money to Plaintiffs and, upon receipt by Plaintiffs of certain payments under the Agreement, Plaintiffs agreed to release claims arising under the Content Distribution Agreement, effective September 1, 2016, between the parties and this action. On May 22, 2024, Plaintiff filed a lawsuit against Triller Platform Co., Triller Corp., and Triller Hold Co LLC in New York for breach of settlement agreement. Though we have not fulfilled all of our payment obligations under the Agreement to date, we maintain an ongoing dialogue with Plaintiffs and make periodic progress payments when available. As of October 15, 2024 and December 31, 2024, we have recorded liabilities of $3.6 million for the unpaid amount owed.

Sony Music Publishing Europe Limited (SOLAR)

We have assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the complaint filed by SOLAR in the London, United Kingdom Circuit Common Court alleging claims of songwriter/producer music publishing rights infringement. A default judgement for £3.8 million was ruled in SOLAR’s favor and SOLAR filed an action in the Superior Court of California for the County of Los Angeles for recognition of this foreign country money judgment in the amount of $4.4 million. As of October 15, 2024 and December 31, 2024, we have included the amount of $4.4 million as a liability in the consolidated balance sheets.

Music Licensing

We have outstanding contractual obligations to various record labels, music publishers and performing rights organizations (collectively, “Rightsholders”) who have licensed to us the right to use sound recordings and musical compositions in connection with the operation of the Triller app and other aspects of our business. As of October 15, 2024 and December 31, 2024, we have recorded liabilities in the amount of $30.0 million for unpaid amounts owed under its music licenses. We are also involved in various legal proceedings and has received threats of litigation from Rightsholders. We believe it may be or become liable to Rightsholders for additional amounts such as interest, penalty fees, attorneys’ fees, copyright infringement damages and other amounts, but is currently unable to estimate the probability of loss associated with these actions or the range or reasonably possible losses, if any, or the impact such losses may have on our results of operations, financial condition or cash flows.

Fox Plaza Lease

On August 29, 2023, Fox Plaza, LLC initiated an action against Proxima Media, LLC and Triller Platform Co. (erroneously sued as Triller, Inc.) in Los Angeles Superior Court alleging breach of lease against Proxima Media, LLC and breach of guaranty against Triller Platform Co. as a result of defendants’ alleged failure to pay rents owed under a commercial office lease. The plaintiff seeks damages in excess of $3.5 million, plus attorney’s fees, costs of suit, and additional damages to be proven at trial. We intend to vigorously defend ourselves in this matter. A mediation has been set for August 27, 2024. It is reasonably possible that the potential loss may exceed our accrued liability. As of December 31, 2024, we have accrued a liability for this loss contingency in the amount of $1.75 million, which we believe represent the best estimate of the probable loss. It is reasonably possible that the ultimate resolution of this matter could differ from the amount accrued.

Concentrix Daksh

We have assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the arbitration with Concentrix Daksh Services India Private Ltd. (“Concentrix”). Concentrix alleges wrongful early termination of a services agreement and seeks damages of approximately $2.0 million in lost profits, plus interest and fees. We have accrued approximately $2.0 million as a liability pertaining to this matter. While we intend to defend the claim vigorously, we believe the recorded amount represents the probable loss as of December 31, 2024.

Epic Sports & Entertainment

We have assumed the liabilities of Triller Hold Co LLC and Triller Fight Club LLC related to litigation with Epic Sports & Entertainment, Inc. (“Epic”) for alleged breach of a settlement agreement. Epic initially claimed damages of approximately $1.8 million, and recent settlement discussions indicate a potential settlement range of approximately $0.6 to $2.0 million. As of December 31, 2024, we have accrued a legal provision of approximately $1.9 million as a liability in the consolidated balance sheets.

Samsung Arbitration Award

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the arbitration with Samsung Electronics Co., Ltd due to a breach of a commercial agreement and failure to pay the amounts owed under the contract. The U.S. District Court for the Central District of California confirmed the award and entered a judgment of approximately $2.6 million in May 2024, accruing interest at $368.43 per day, at a rate of 5.17% per annum until repaid. A writ of execution was issued on August 2, 2024, and a Judgment Debtor Examination is scheduled for February 24, 2025. The Company provided financial records in December 2024 in response to a subpoena. As of December 31, 2024, the Company accrued approximately $3.0 million as a liability in the consolidated balance sheets.

Prem Parameswaren

We have assumed potential liabilities related to claims asserted by Prem Parameswaran, the former Chief Executive Officer of Triller Corp for alleged unpaid compensation. To avoid litigation, the parties reached an agreement in principle for a settlement consisting of $500,000 in cash and 625,000 stock units, subject to approval by AGBA Group Holding Limited. As of December 31, 2024, we have accrued approximately $2.4 million as a liability pertaining to this matter, representing the probable settlement amount.

Triller Legacy, LLC Settlement Agreement

On July 26, 2024, Triller Hold Co, LLC and Triller Acquisition, LLC entered into a settlement agreement with Triller Legacy, LLC (“Legacy”), original sellers of Triller Corp, regarding the 2019 acquisition of Triller Corp from Legacy. We agreed to issue 3.89 million shares of Series A common stock to Legacy. Legacy intends to sell 1.75 million shares for a minimum return of approximately $7.0 million by the end of March 31, 2025. We must compensate Legacy for any shortfall of share sales below $7.0 million. We have the option to purchase up to 1.75 million shares from Legacy at $4.00 per share through December 31, 2024 and $4.75 per share through March 31, 2025. We can also opt to pay Legacy $7.0 million. We have included the estimated guaranteed payment liability in its accounts payable and legal contingencies.

Bobby Sarnevesht

We are subject to claims asserted by Bobby Sarnevesht for alleged breach of a merger agreement and related contracts. We dispute the claims and the matter remains unresolved. As of December 31, 2024, we have accrued approximately $3.0 million as a liability pertaining to this dispute, which represents our best estimate of the probable loss.

YA II PN, Ltd.

On November 26, 2024, the Company, Triller Corp., a wholly-owned subsidiary of the Company, Triller Hold Co LLC, (“Triller Hold Co”), a Delaware limited liability company and a wholly-owned subsidiary of the Company, and Holdings Limited, a Cayman Islands limited company, (collectively as the “Defendants”) were served with a summon and a notice of motion for summary judgment in lieu of compliant filed by YA II PN, Ltd. (the “Plaintiff”), a Cayman Islands exempt limited partnership, in the Supreme Court of the State of New York County of New York for the payment of for $35,546,302.19, plus default interest that continues to accrue, pre-judgment interest, costs, legal fees, and expenses. The Plaintiff alleged that the defendants were in default of (i) that certain Amended and Restated Secured Convertible Promissory Note, Number AGBA-1, dated as of June 28, 2024, delivered by the Company to the Plaintiff (as amended, the “Note”), (ii) that certain Second Amended and Restated Standby Equity Purchase Agreement, dated as of June 28, 2024, by and among the Company, the Plaintiff and Triller Corp. (the “SEPA”), (iii) that certain Amended and Restated Guaranty Agreement, dated as of June 28, 2024, by and among Triller Corp., Triller Hold Co and the Plaintiff (the “Triller Guaranty”), (iv) that certain Amended and Restated Pledge Agreement, dated June 28, 2024, by and between Triller Hold Co and the Plaintiff (the “Triller Pledge Agreement”), (v) that certain Guaranty Agreement, dated as of June 28, 2024, by and between Convoy Global Holdings Limited, and the Plaintiff, (vi) that certain Pledge Agreement, dated as of June 28, 2024, by and between the Company and the Plaintiff (the “Company Guaranty”), and (vii) that certain Amended and Restated Registration Rights Agreement, dated as of June 28, 2024, by and between the Company and the Plaintiff (the “Registration Rights Agreement”).

On June 20, 2025, we transferred 3,000,000 shares of common stock of BKFC, previously pledged by Triller Hold Co LLC as collateral pursuant to the Amended and Restated Pledge Agreement, dated June 28, 2024, between Triller Hold Co LLC and Yorkville, as partial repayment. The case does not have a trial date set. Defendants intend to litigate the case until a resolution is reached.

On December 3, 2025, the Plaintiff filed responses and objections (the “Responses and Objections”) to the Defendants’ first set of interrogatories dated November 3, 2025 to the Supreme Court of the State of New York County of New York (Index no.: 659314/2024). Pursuant to the Responses and Objections, the Plaintiff stated its claims and contentions with respect to its damage resulting from the event of default that occurred under the Note when the Defendants failed to pay all amounts due by the Maturity Date. The total amount owed under the Note, including interest, plus costs, legal fees, and expenses incurred by Yorkville less the value of BKFC’s shares is approximately $38.1 million. Yorkville further stated that it continues to accrue additional damages with each passing day that the obligations under the Note and guaranties remain unpaid. The case is on-going and our legal counsel will continue to handle this matter. The Company intends to defend itself vigorously. No prediction can be made as to the outcome of the lawsuit.

13080 Advisors LLC v. Triller Group, Inc., Jams Reference No. 5220008039 (Los Angeles County, California)

On December 18, 2024, 13080 Advisors LLC (“Claimant”) submitted a Notice of Arbitration and Demand for Arbitration (“13080 Arbitration Demand”) to JAMS to assert that Triller and TAG Holdings Limited (collectively as “Respondents”) have breached their alleged duties to Claimant under the following alleged agreements: (1) a partially executed document entitled “Grant Agreement for S-8 Registered Shares” dated March 14, 2024, and (2) a partially executed document entitled “Consulting Services Agreement” also dated March 14, 2024. The 13080 Arbitration Demand asserts four purported claims for relief: breach of contract, negligent misrepresentation, specific performance and declaratory relief. On February 18, 2025, Respondents submitted to JAMS a motion to dismiss all the claims for relief asserted in the 13080 Arbitration Demand along with a motion to strike Claimant’s requests for punitive damages. This motion remains pending and no arbitrator has been appointed. The case is on-going and our legal counsel will continue to handle this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonable possible loss, if any.

Subsequent to December 31, 2024, we are involved in the following material legal proceedings:

Robert E. Diamond Jr.et al. v. Triller Group, Inc., Case No. 25-cv-00129 (PAE) (S.D.N.Y.)

On January 7, 2025, Robert E. Diamond Jr (“Diamond”), the former chairman of Triller’s board of directors and Atlas Merchant Capital LLC (collectively as “Plaintiffs”), an advisory services company under Diamond’s control filed a lawsuit in federal district court in Manhattan, New York to allege that Triller has failed to pay over or grant to Plaintiffs certain cash amounts and equity awards to which Plaintiffs were entitled pursuant to various agreements between Plaintiffs and Triller. Plaintiffs claim that they are entitled to over $5.0 million in cash compensation and over 6.0 million shares of Triller’s common stock. On February 28, 2025, Triller filed a partial motion to dismiss the scope of Plaintiffs’ claims. This motion is now pending before the court. The case is on-going and our legal counsel will continue to handle this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonable possible loss, if any.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock and warrant are currently listed on Nasdaq Capital Market under the symbol “ILLR” and “ILLRW.”

Holders of Record

As of December 31, 2024, we had 162,166,248 shares of common stock issued and outstanding, and 4,825,000 warrants outstanding. As of December 24, 2025, there were 1,945 registered holders of record of our common stock and 207 registered holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names. The actual number of holders of our common stock and warrants may be greater than our record holders.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 7, 2023, we entered into private placement binding term sheets with an institutional investor, our Chief Executive Officer, Mr. Ng Wing Fai, and our management team pursuant to which we will receive gross proceeds of approximately $5,128,960, in consideration of (i) 7,349,200 ordinary shares of our ordinary shares, and (ii) warrants to purchase up to 1,469,840 ordinary shares at a purchase price of $0.70 per ordinary share and associated warrants. The Company closed the private placement on May 2, 2024.

On January 24, 2025, we entered into a Securities Purchase Agreement with KCP Holdings Limited, a Cayman Islands exempt company for a private placement offering of an aggregate of $14,000,000 in shares of common stock and warrants of the Company. The shares were be sold at $2.20 per share. Additionally, KCP Holdings Limited will receive a warrant to purchase an equivalent number of shares at an exercise price of $5.00 per share. These warrants will become exercisable six months after issuance and will remain exercisable for five years.

Recent Sale of Unregistered Securities and Use of Proceeds

There have been no other unregistered sales of equity securities during the year ended December 31, 2024, which have not been previously disclosed on a Current Report on Form 8-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2024 with respect to the shares of the Company’s ordinary shares that may be issued under the TRILLER GROUP INC. Share Award Scheme.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	36,985,103	4.92	24,893,022
Equity compensation plans not approved by security holders	—	—	—
Total	36,985,103	4.92	24,893,022

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

Overview

We are a global, artificial intelligence (“AI”) powered technology platform (“Technology Platform”) that serves a broad constituency of Creators and Brands around the world. “Creators” include influencers, artists, athletes, other individuals and public figures that utilize or have utilized our Technology Platform to create and publish content. Numerous famous Creators use our Technology Platform, including influencers like Charli D’Amelio and Bryce Hall and music artists like The Weeknd. “Brands” are companies, products or product lines which are active on our Technology Platform and utilize or have utilized one or more of our products or services offered through our Technology Platform (“Direct Brands”), or companies, products or product lines whose associated data we track, report on and make available to our clients as part of one or more of our product offerings (“Tracked Brands,” and collectively with Direct Brands, “Brands”). Brands that have utilized or continue to utilize our platform include McDonalds, Pepsi, Walmart, L’Oréal, Puma, Charmin and Major League Baseball.

We help both Creators and Brands build relationships with their audiences to create awareness, drive content consumption, generate commerce and build culture. Our Triller app is a short-form video app similar to TikTok, Instagram Reels, YouTube shorts and other video apps that allow users to access both user generated and professionally generated content from Creators around the world. Since our inception through September 30, 2023, we have raised more than $420 million in capital and established more than 327 million Consumer Accounts on the Triller app and a total of 436 million Consumer Accounts on our Technology Platform. “Consumer Accounts” are included when consumers create accounts on a Triller brand or owned property and also when we employ our Technology Platform to create accounts on behalf of our Brands and Creators. We define Consumer Accounts as the total number of individual Consumer Accounts recorded in databases across the Triller app and TrillerTV (whether they are active or inactive on our Technology Platform) at or around the time of measurement, that we track and that are able to benefit from the services and features offered through our Technology Platform during the reported period. Users that simply accessed or viewed our content or partner content on our platform or any other social media platform are not included in the total number of Consumer Accounts above. Consumer Accounts that were created prior to acquisition by us are not included in the total number of Consumer Accounts above. Recently, we elected to take a proactive approach to the way in which we report our Consumer Accounts, which we believe is uncommon in our industry. While we believe that many social media companies include a significant number of “bot” accounts or “duplicate” accounts in their user metrics, we undertook a robust process to purge as many duplicate and bot accounts as practicable with our resources and in doing so we purged in excess of 200 million Consumer Accounts from our total user accounts metric.

Alongside the Triller app, Triller has dramatically expanded its portfolio of offerings through organic growth and strategic acquisitions becoming a diversified Technology Platform for the creation, distribution, measurement and monetization of digital, live and virtual content. It also produces content under its own and third-party Brands, including trendsetting music, sports, lifestyle, fashion and entertainment media that creates cultural moments, attracts users to Triller’s offerings and drives social interaction that serves as a cultural wellspring across digital society.

We operate within the global digital content marketplace, which is estimated to reach $577.4 billion in 2023 according to Statistica’s August 2023 report on worldwide digital media, and we focus our efforts on the $250 billion creator economy, as forecasted in a recent Goldman Sachs report on the creator economy. Goldman Sachs Research estimated the creator economy could reach $480 billion by 2027 in its April 2023 report titled “The creator economy could approach half-a-trillion dollars by 2027.” Our revenue was $27.5 million and $54.2 million in the fiscal years ended December 31, 2024 and 2023. We have incurred net losses in each year since our inception, including $1,138.0 million and $49.2 million for the fiscal years ended December 31, 2024 and 2023, respectively.

Through our subsidiaries in Hong Kong, we are also a leading wealth management and healthcare institution based in Hong Kong servicing over 400,000 individual and corporate customers. We offer the broadest set of financial services and healthcare products in the Guangdong-Hong Kong-Macao Greater Bay Area (GBA) through a tech-led ecosystem, enabling clients to unlock the choices that best suit their needs.

In addition to operating our Technology Platform, we currently operate in four market-leading businesses: our Platform Business, Distribution Business, Healthcare Business, and Fintech Business (collectively as “Financial Services Business”).

Since 2019, we have implemented a strategy to expand and upgrade our long-standing broker-dealer business into a platform business and a distribution business. Today, we offer unique product and service offerings:

- B2B: tech-enabled broker management platform for advisors (“Platform Business”); and

- B2C: market leading portfolio of wealth and health products (“Distribution Business”).

We also have a market leadership in our healthcare business through our 4% stake in and a strategic partnership with HCMPS. It is one of the most reputed healthcare brands in Hong Kong. It has a network of over 700 healthcare service providers.

Finally, we are an established operator and successful investor in the FinTech industry. We have carefully built out investment positions in FinTech, WealthTech and HealthTech businesses, applying lessons learned from our own distribution, platform and healthcare businesses.

Our largest distribution channel is the FA Business, operating under the brand name Focus. With its large salesforce of financial advisors, “Focus” provides a wide range of financial products and independent advisory services to individual and corporate customers, primarily in connection with life insurance products. Our FA Business has been the clear market leader in the insurance brokerage industry in Hong Kong for decades, building up a large and highly productive salesforce. As of December 31, 2024, there were around 1,231 financial advisors at “Focus”, organized into 26 sales teams. Each team is led by a “tree head”, responsible for managing the financial advisors within their teams.

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

For the year ended December 31, 2024, the Company made $22.4 million from commission in the financial services business. The revenue attributed to the Company during 2024 only captured an insignificant portion of the revenues actually generated by the financial advisors currently associated with Focus.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023:

The following tables set forth our results of operations by segment for the years ended December 31, 2024 and 2023 presented in U.S. dollars (in thousands):

	For the year ended December 31, 2024
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue
Loans interest income	—	—	151	—	—	151
Commission	—	—	20,348	—	—	20,348
Recurring asset management service fees	—	—	1,887	—	—	1,887
Advertising revenue	275	1	—	—	—	276
SaaS fees	707	—	—	—	—	707
Subscription fees and paid-per-view fees	19	4,088	—	—	—	4,107
Total revenue	1,001	4,089	22,386	—	—	27,476
Operating expenses
Operating expenses for social media and streaming platform	(522)	(3,491)	—	—	—	(4,013)
Commission expense	—	—	(10,531)	—	—	(10,531)
Sales and marketing expenses	(921)	(426)	(219)	—	—	(1,566)
Research and development expenses	(1,193)	(135)	(1,853)	—	—	(3,181)
Personnel and benefit expenses	(2,091)	(86)	(38,106)	(44,603)	—	(84,886)
Legal and professional fee	(3,048)	(70)	(2,321)	(16,931)	—	(22,370)
Legal and professional fee, related party	—	—	—	(949)	—	(949)
Office and operating fee, related party	—	—	(4,303)	—	—	(4,303)
Provision for allowance for expected credit losses	5	(10)	(2,544)	—	—	(2,549)
Other general and administrative expenses	(1,659)	(109)	(4,287)	(253)	—	(6,308)
Total operating expenses	(9,429)	(4,327)	(64,164)	(62,736)	—	(140,656)
Other income (expense), net
Interest income	6	—	19	765	(339)	451
Interest expense	(2,581)	(132)	(785)	(4,778)	339	(7,937)
Foreign exchange (loss) gain, net	—	16	(717)	—	—	(701)
Impairment on property and equipment	—	—	(104)	—	—	(104)
Impairment on intangible assets	(621)	(210)	(369)	—	—	(1,200)
Impairment on goodwill	(1,000,002)	(5,776)				(1,005,778)
Impairment on right-of-use assets	—	—	(1,664)	—	—	(1,664)
Investment loss, net	—	—	(15,971)	—	—	(15,971)
Change in fair value of convertible debts	4,447	—	—	—	—	4,447
Change in fair value of warrant liabilities	—	—	—	3,463	—	3,463
Sundry income	31	6	101	—	—	138
Total other expense, net	(998,720)	(6,096)	(19,490)	(550)	—	(1,024,856)
Income tax expense	—	—	—	—	—	—
Net loss	(1,007,148)	(6,334)	(61,268)	(63,286)	—	(1,138,036)

	Year ended December 31, 2023
	Financial services	Corporate	Elimination	Consolidated
Revenue
Commission	50,069	—	—	50,069
Asset management service fees	3,963	—	—	3,963
Loans interest income	157	—	—	157
Total revenue	54,189	—	—	54,189
Operating expenses
Commission expense	(37,288)	—	—	(37,288)
Sales and marketing expenses	(2,496)	(1,213)	—	(3,709)
Research and development expenses	(949)	(3,608)	—	(4,557)
Personnel and benefit expenses	(128)	(27,090)	—	(27,218)
Legal and professional fee	(11,767)	(1,834)	—	(13,601)
Legal and professional fee, related party	—	(333)	—	(333)
Office and operating fee, related party	—	(6,040)	—	(6,040)
Provision for allowance for expected credit losses	(1,004)	(73)	—	(1,077)
General and administrative	(5,085)	1,658	—	(3,427)
Total operating expenses	(58,717)	(38,533)	—	(97,250)
Other income (expense), net
Interest income	39	345	—	384
Interest expense	(388)	(396)	—	(784)
Others	6,715	(12,173)	—	(5,458)
Total other income (expense), net	6,366	(12,224)	—	(5,858)
Income tax expense	(280)	(7)	—	(287)
Net income (loss)	1,558	(50,764)	—	(49,206)

Revenues

The following table summarizes the major operating revenues for the years ended December 31, 2024 and 2023:

	Years ended December 31,
	2024	2023	Variance
	(US$ in thousands)		$	%
Business segment
Social media	$1,001	$—	1,001	N/A
Sports streaming	4,089	—	4,089	N/A
Financial services	22,386	54,189	(31,803)	(58.69)
TOTAL	$27,476	$54,189	(26,713)	(49.30)

Social media and Sports streaming

On October 15, 2024, we completed the merger transaction pursuant to the merger agreement, through which we acquired all of the equity interests of Triller Corp. Following the acquisition, Triller Corp.’s operations have been consolidated into the Group, consisting of two major business segments: social media and sports streaming.

For the post-acquisition period from October 16, 2024 to December 31, 2024, these segments contributed revenues of approximately $1.0 million and $4.1 million, respectively, or aggregate 18.53% of the Group’s total revenue.

Social media business segment mainly comprises of revenues from the provision of advertising services and SaaS services. The technology platform integrated from Triller Corp. provides brands a variety of advertising services including AI-powered conversations and the augmentation and execution of advertising campaigns. In additions, the SaaS platform provides our customers a detailed dashboard to measure all creator driven marketing campaigns as well as a marketplace allowing e-commerce brands to automate the process of on-boarding creators with per-transaction incentives for enabling e-commerce transactions. Revenue from the SaaS platform subscriptions is recognized ratably over the life of a subscription.

Sports streaming business segment mainly comprises of revenues from subscriptions for streaming services and pay-per-view (“PPV”) services for premium content and events. The technology platform provides streaming services that acquires content licensing from various sport and entertainment franchises to provide a content rich environment for both subscription based and pay-per-view consumption both across a variety of platforms including mobile phones, tablets, PCs, streaming devices, set-top-boxes and connected TVs. Revenue from streaming subscriptions is recognized ratably over the life of a subscription and revenue from streaming pay-per-view events is recognized at the time the event airs.

Financial services

Financial services business segment mainly comprises of commission income, recurring assets management service income, and interest income. Income from financial services decreased by $31.8 million or 58.69% from $54.2 million for the year ended December 31, 2023 to $22.4 million for the year ended December 31, 2024. The decrease in revenue is primarily attributed to the economic recession and outward migration in Hong Kong.

Operating Expenses

Operating expenses for social media and streaming platform

For the post-acquisition period from October 16, 2024 to December 31, 2024, the aggregate operating expenses for social media and streaming platform was $4.0 million, or 2.85% of the Group’s operating expenses. The operating expenses for social media primarily consisted of expenses related to talent and influencers for brand activations. The operating expenses for streaming platform are related to license fees, event rights fees, revenue sharing costs, production costs, and influencer costs, among others.

Commission expense

The commission expense related to financial services decreased $26.8 million, or 71.76% from $37.3 million for the year ended December 31, 2023 to $10.5 million for the year ended December 31, 2024. As a result of the decrease in revenue associated with the financial services, commission expense decreased correspondingly.

Sales and marketing expenses

Social media and Sports streaming

Sales and marketing expenses of social media and sports streaming segments primarily consist of marketing costs related to talent and influencers that are not directly tied to revenue-generating activity. These costs represent expenditure incurred to attract users to the Triller app. For the post-acquisition period from October 16, 2024 to December 31, 2024, aggregate sales and marketing expenses for these segments totaled $1.3 million, representing 86.02% of the Group’s total sales and marketing expenses.

Financial services and Corporate

Sales and marketing expenses of financial services and corporate segment primarily consist of brand promotion and spending on marketing programs to launch the insurance and investments products distributed by our consultants. The aggregate sales and marketing expenses for these segments decreased $3.5 million, or 94.11% from $3.7 million for the year ended December 31, 2023 to $0.2 million for the year ended December 31, 2024. The decrease was mainly attributed to lower spending associated with “AGBA” corporate branding and associated product campaigns for celebrating the successful listing.

Research and development expenses

Social media and Sports streaming

Research and development expenses of social media and sports streaming segments primarily consist of personnel costs and related expenses, internet hosting costs, as well as third party tools and labor. For the post-acquisition period from October 16, 2024 to December 31, 2024, aggregate research and development expenses for these segments totaled $1.3 million, representing 41.75% of the Group’s total research and development expenses.

Financial services and Corporate

Research and development expenses of financial services and corporate segment primarily include personnel-related costs attributable to our IT team, technology contractors, server facilities expenses, telecommunications expenses, software and hardware expenses to support and maintain the technology platform infrastructure for financial services. The aggregate research and development expenses for these segments decreased $2.7 million, or 59.34% from $4.5 million for the year ended December 31, 2023 to $1.8 million for the year ended December 31, 2024. The decrease was mainly attributed to decreased in headcounts

Personnel and benefit expenses

Personnel and benefit expenses primarily consist of personnel-related costs and benefits and stock-based compensation costs for our administrative, legal, human resources, information technology, corporate development, finance and accounting employees and executives.

Social media and Sports streaming

For the post-acquisition period from October 16, 2024 to December 31, 2024, aggregate personnel and benefit expenses for social media and sports streaming segments totaled $2.2 million, representing 2.56% of the Group’s total personnel and benefit expenses.

Financial services and Corporate

	Years ended December 31,
	2024	2023	Variance
	(US$ in thousands)		$	%
Personnel and benefit	$14,964	$23,926	(8,962)	(37.46)
Stock-based compensation	67,745	3,292	64,453	1,957.87
TOTAL	$82,709	$27,218	55,491	203.88

Personnel and benefit cost for these segments decreased by $9.0 million, or 37.46% from $23.9 million for the year ended December 31, 2023 to $15.0 million for the year ended December 31, 2024. The decrease was mainly attributed to the decreased headcount.

Stock-based compensation for executive directors and employees increased by $64.4 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was primarily due to the settlement of accrued salaries to certain executive directors and employees of the Company and the amortization of the fair value of restricted share units. The fair value of the restricted share units is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis.

Legal and professional fee

Legal and professional fees mainly consisted of certain professional consulting services in legal, audit, accounting and taxation, and others.

Social media and Sports streaming

For the post-acquisition period from October 16, 2024 to December 31, 2024, the legal and professional fee for social media and sports streaming segments totaled $3.1 million, representing 13.97% of the Group’s total legal and professional fee.

Financial services and Corporate

	Years ended December 31,
	2024	2023	Variance
	(US$ in thousands)		$	%
Legal and professional fees	$9,223	$5,090	4,082	80.20
Stock-based compensation	10,029	8,511	1,569	18.43
TOTAL	$19,252	$13,601	5,600	41.17

Legal and professional fees increased by $4.1 million, or 80.20%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was primarily attributed to the increase in the US legal counsel fees and the consulting fees incurred during the year.

Consulting fees under stock-based compensation increased by $1.6 million or 18.43% for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was mainly attributed to the increase in corporate strategic consultancy and business marketing service rendered by certain third party consultants.

Legal and professional fee, related party

Legal and professional fee, related party increased by US$0.6 million from $0.9 million for the year ended December 31, 2024 to $0.3 million for the year ended December 31, 2023. The increase was primarily from the advisory services rendered by a related company which owned by the former Chairman of the Company whom resigned in December 2024.

Provision for allowance for expected credit losses

In accordance with Accounting Standards Codification (“ASC”) Topic 326 “Credit Losses – Measurement of Credit Losses on Financial Instruments” (ASC Topic326), the Company utilizes the current expected credit losses (“CECL”) model to determine an allowance that reflects its best estimate of the expected credit losses on accounts receivable, loans receivable, notes receivable, and deposits, prepayments and others receivable which is recorded as a liability to offset the receivables. For the years ended December 31, 2024 and 2023, the aggregated provision for allowance for expected credit losses on accounts receivable, loans receivable, notes receivable, and other receivables was $2.5 million and $1.1 million, respectively.

Other general and administrative expenses

Social media and Sports streaming

Other general and administrative expenses of social media and sports streaming segments primarily consist of professional service fees, business process outsourcing costs, music licensing, and insurance premiums. For the post-acquisition period from October 16, 2024 to December 31, 2024, aggregate other general and administrative expenses for these segments totaled $1.8 million, representing 28.03% of the Group’s total other general and administrative expenses.

Financial services and Corporate

Other general and administrative expenses of financial services and corporate segments primarily consist of rent and facilities expenses allocated based upon total direct costs, depreciation and amortization expenses, allowance for expected credit losses, professional services fees, allocated overhead expenses, and other corporate expenses that are not allocated to the above expense categories. The aggregate other general and administrative expenses for these segments increased $1.1 million, or 32.48% from $3.4 million for the year ended December 31, 2023 to $4.5 million for the year ended December 31, 2024.

Other Income (Expense), net

The following table summarizes the other income (expense), net for the years ended December 31, 2024 and 2023:

	Years ended December 31,
Other income (expense), net	2024	2023	Variance
	(US$ in thousands)		$	%
Business segment
Social media	$(998,720)	$—	998,720	N/A
Sports streaming	(6,096)	—	6,096	N/A
Financial services	(19,490)	6,366	(25,856)	(406.16)
Corporate	(550)	(12,224)	(11,674)	(95.50)
TOTAL	$(1,024,856)	$(5,858)	1,018,998	17,394.98

Other income (expense), net consist of interest income, change in fair value of convertible debts, change in fair value of warrant liabilities, sundry income and offset by interest expense, impairment on property and equipment, impairment on intangible assets, impairment on goodwill, impairment on right-of-use assets, and investment loss, net.

Social media and Sports streaming

For the post-acquisition period from October 16, 2024 to December 31, 2024, aggregate other expense, net for these segments totaled $1,004.8 million, representing 98.04% of the Group’s total other expense, net, primarily comprised of impairment on goodwill of $1,005.8 million, impairment on intangible assets of $0.8 million, and offset by positive change in fair value of convertible debts of $4.4 million.

Financial services and Corporate

For the years ended December 31, 2024 and 2023, the aggregate other expense, net for financial services and corporate segments was $20.0 million and $5.9 million, respectively, an increase of $14.2 million or 242.10%. The increase was mainly attributed to the impairment on property and equipment, impairment on intangible assets, impairment on right-of-use assets, and investment loss of $0.1 million, $0.4 million, $1.7 million and $16.0 million, respectively and offset by the change in fair value of warrant liabilities of $3.5 million.

Net Loss

Net loss increased by $1,088.8 million, or 2,212.80% for the year ended December 31, 2024, as compared to December 31, 2023. The increase was primarily due to the increase in operating expenses of $43.4 million and increase in other expense, net of $1,019.0 million.

Liquidity and Capital Resources

Sources of Liquidity

We have a history of operating losses and negative operating cash flows. For the year ended December 31, 2024, we reported a net loss of $1,138.0 million and reported a negative operating cash flow of $29.0 million. As of December 31, 2024, our cash balance was $3.1 million for working capital use. Our management estimates that currently available cash will not be able to provide sufficient funds to meet the planned obligations for the next 12 months.

Our ability to continue as a going concern is dependent on our ability to successfully implement our plans. Our management believes that it will be able to continue to grow our revenue base and control expenditures. In parallel, we continually monitor our capital structure and operating plans and evaluates various potential funding alternatives that may be needed in order to finance our business development activities, general and administrative expenses, and growth strategy. These alternatives include external borrowings, raising funds through public equity, or tapping debt markets. Although there is no assurance that, if needed, we will be able to pursue these fundraising initiatives and have access to the capital markets going forward. The consolidated financial statements attached to this Form 10-K do not include any adjustments that might result from the outcome of these uncertainties.

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

The ability to fund our operating needs will depend on its future ability to continue to generate positive cash flow from operations and raise capital in the capital markets. Our management believe that we will meet known or reasonably likely future cash requirements through the combination of cash flows from operating activities, available cash balances, and external borrowings and fund raising. Our management expects that the primary cash requirements in 2025 will be to fund capital expenditures for the repayment of debts and obligation and the businesses operations.

If our sources of liquidity need to be augmented, additional cash requirements would likely need to be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms, or at all, in the future.

We expect that operating losses could continue into the foreseeable future as we continue to invest in growing our businesses. Based upon our current operating plans, our management believes that cash and equivalents will not be able to provide sufficient funds to its operations for at least the next 12 months from the date of its consolidated financial statements provided with this Form 10-K. However, these forecasts involve risks and uncertainties, and actual results could vary materially. Our management has based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. See “Liquidity and Going Concern” below.

Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenues growth, the timing and extent of spending on sales and marketing, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our brand, and overall economic conditions. We may also seek additional capital to fund our operations, including through the sale of equity or debt financing. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Cash Flows

As of December 31, 2024, we had cash and cash equivalents totaling $3.1 million, and $14.2 million in restricted cash.

As of December 31, 2023, we had cash and cash equivalents totaling $1.9 million, and $16.8 million in restricted cash.

Comparison of the year ended December 31, 2024 and 2023

The following table summarizes our cash flows for the years presented:

	Year ended December 31,
	2024	2023
	(US$ in thousands)
Net cash used in operating activities	(29,037)	(42,283)
Net cash provided by investing activities	3,740	10,792
Net cash provided by (used in) financing activities	24,046	(1,040)
Effect on exchange rate change on cash and cash equivalents	(166)	(85)
Net change in cash, cash equivalents and restricted cash	(1,417)	(32,616)
Cash, cash equivalents and restricted cash, at the beginning	18,678	51,294
Cash, cash equivalents and restricted cash, at the end	17,261	18,678
Representing as:-
Cash and cash equivalents	3,065	1,861
Restricted cash – fund held in escrow	14,196	16,817
	17,261	18,678

The following table sets forth a summary of our working capital:

	Years ended December 31,
	2024	2023	Variance
	(US$ in thousands)		$	%
Total Current Assets	$24,089	$25,619	(1,530)	(5.97)
Total Current Liabilities	295,738	47,840	247,898	518.18
Working Capital Deficit	(271,649)	(22,221)	249,428	1,122.49

Working Capital Deficit

The working capital deficit as of December 31, 2024 amounted to approximately $271.6 million, as compared to approximately $22.2 million as of December 31, 2023, an increase of $249.4 million or 1,122.49%. The increase was mainly attributed to the increase in current liabilities related to the acquisition of Triller Corp. during the year.

Cash Flows from Operating Activities

Net cash used in operating activities was $29.0 million for the year ended December 31, 2024, as compared to net cash used in operating activities of $42.3 million for the year ended December 31, 2023.

Net cash used in operating activities for the year ended December 31, 2024 was primarily the result of a net loss of $1,138.0 million, a decrease in escrow liabilities of $2.6 million, operating lease liabilities of $1.9 million, and income tax payable of $0.3 million. These amounts were partially offset by the decrease in accounts receivable of $2.5 million, increase in accounts payable and accrued liabilities of $4.1 million, and non-cash adjustments consisting of stock-based compensation of $77.8 million, lease expense of $2.6 million, depreciation and amortization of $0.3 million, interest expense on borrowings of $7.9 million, impairment on goodwill of $1,005.8 million, impairment on intangible assets of $1.2 million, impairment on right-of-use assets of $1.7 million, investment loss, net of $16.0 million, provision for allowance for expected credit losses of $2.5 million, change in fair value of warrant liabilities of $(3.5) million, change in fair value of convertible debts of $(4.4) million, and impairment on property and equipment of $0.1 million.

Net cash used in operating activities for the year ended December 31, 2023 was primarily the result of the net loss of $49.2 million, an increase in accounts receivable of $1.2 million, increase in deposits, prepayments, and others receivable of $2.5 million, decrease in escrow liabilities of $12.7 million, and decrease in lease liabilities of $1.1 million. These amounts were partially offset by the increase in accounts payable and accrued liabilities of $6.9 million, increase in income tax payable of $0.5 million, and non-cash adjustments consisting of share-based compensation expense of $11.2 million, non-cash lease expense of $1.5 million, depreciation of property and equipment of $0.3 million, interest income on notes receivable of $0.03 million, interest expense on borrowings of $0.8 million, net foreign exchange gain of $0.9 million, net investment loss of $6.9 million, allowance for credit losses on financial instruments of $1.1 million, gain on disposal of property and equipment of $0.7 million, loss on settlement of forward share purchase agreement of $0.4 million, and reversal of over-accruals in prior year of $3.6 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2024 of $3.7 million was primarily due to proceeds from sale of long-term investments of $2.5 million and cash from acquisition of Triller Corp. of $1.2 million.

Net cash provided by investing activities for the year ended December 31, 2023 of $10.8 million was primarily due to proceeds from sale of investments of $4.0 million, dividend received from long-term investments of $1.7 million, proceeds from sale of property and equipment of $6.1 million, offset by the purchase of notes receivable of $0.6 million, purchase of long-term investments of $0.3 million, and purchase of property and equipment of $0.1 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 of $24.0 million was primarily due to advances from stock holder of $15.6 million, proceeds from convertible debts of $28.7 million, and proceeds from borrowings of $7.4 million, offset by the repayments of convertible debts of $23.9 million, and repayments of borrowings of $3.9 million.

Net cash used in financing activities for the year ended December 31, 2023 of US$1.04 million was primarily due to advances from stockholder of US$9.34 million, proceeds from borrowings of US$7.75 million, proceeds from private placement of US$1.85 million, offset by the settlement of forward share purchase agreement of US$13.95 million, and repayments of borrowings of US$6.03 million.

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

For the year ended December 31, 2024, we reported a net loss of approximately $1,138.0 million. With a significant increase in our operating costs, described in the paragraph below, we had an accumulated deficit of approximately $1,203.6 million as of December 31, 2024.

However, coupled with the economic recession and migration outflow in Hong Kong, we reported significant sales decline with annual revenue of approximately $27.5 million during 2024 (2023: $54.2 million), and resulting with an operating loss of approximately $113.2 million (2023: $43.1 million). These circumstances give rise to substantial doubt that we will continue as a going concern and these consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue as a going concern is dependent on the management’s ability to successfully implement its plans. Our management team believes that we will be able to continue to grow our revenue base and control our expenditures. In parallel, our management team will continually monitor our capital structure and operating plans and search for potential funding alternatives in order to finance our business development activities and operating expenses. These alternatives may include borrowings, raising funds through public equity or debt markets. However, we cannot predict the exact amount or timing of the alternatives, or guarantee those alternatives will be favorable to our stockholders. Any failure to obtain financing when required will have a material adverse impact on our business, operation and financial result.

With these funding initiatives, our management believes that we would be able to strengthen our financial position, improve our liquidity, and enhance our ability to navigate the challenging market conditions.

Material Cash Requirements

We reported a net loss during the year ended December 31, 2024. However, we expect to generate profitable operating results within the foreseeable future, after getting access to the collective sales capabilities force of the sale channels associated with our financial services business. As a result, management expects our net cash position to expand in 2025. As of December 31, 2024, we had an accumulated deficit of $1,203.6 million. Our material cash requirements are highly dependent upon additional financial support associated with our business operations for the next 12 to 18 months.

Capital commitments

Details of capital commitments are disclosed in Note 25 in the accompanying consolidated financial statements.

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

Critical Accounting Policies, Judgements and Estimates

Our audited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the audited consolidated financial statements and accompanying footnotes. Out of our significant accounting policies, which are described in “Note 2 — Summary of significant accounting policies” of our audited consolidated financial statements included under Item 8 of Part II in this Annual Report, certain accounting policies are deemed “critical,” as they require our management’s highest degree of judgment, estimates and assumptions. While our management believes our judgments, estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates under different assumptions and conditions.

Critical accounting policies

When reading our consolidated financial statements, you should consider our selection of critical accounting policies, including revenue recognition, and long-term investments, net, of which the details are set out in our audited consolidated financial statements.

Critical accounting estimates

You should also consider the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions. We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements.

●	Business Combinations

We include the results of operations of businesses acquired as of the date of acquisition. Fair values of the assets acquired and liabilities assumed are determined based on the estimated fair values as of the respective date of acquisition. The excess purchase price over the fair values of identifiable assets and liabilities acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgments and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and comparison to peer companies. Estimates of fair value are based on assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Certain information that is indeterminable at the time of the acquisition becomes subject to a subsequent measurement period, which is generally limited to one year. During the measurement period, which may be up to one year from the acquisition date, adjustments to the value of the assets acquired and liabilities assumed may be recorded with a corresponding offset to goodwill. At the conclusion of the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations and comprehensive loss.

Transaction costs associated with business combinations are expensed as incurred and are generally included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

●	Impairment of long-lived assets

We review long-lived assets, including property and equipment, intangible assets and ROU assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future pre-tax cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally determined by discounting the cash flows expected to be generated by the asset (asset group), when the market prices are not readily available. The adjusted carrying amount of the asset is the new cost basis and is depreciated over the asset’s remaining useful lives. Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

●	Impairment of intangible assets

Intangible assets with definite lives are stated at cost less accumulated amortization. Amortization is calculated on a straight-line basis over their estimated useful lives.

Intangible assets with definite lives are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of carrying value or net realizable value.

●	Impairment on goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. We review goodwill for impairment at least annually at the reporting unit level or when a triggering event occurs that indicates that the fair value of the reporting unit may be below its carrying amount.

We perform annual impairment test of goodwill in the fourth quarter of each fiscal year. First, we assess qualitative factors to determine whether a quantitative impairment test is necessary. If that qualitative assessment indicates that it is more likely than not that goodwill is impaired, we perform a quantitative test to compare the fair value of the reporting unit with the carrying amount, including goodwill, of the reporting unit. If the qualitative assessment indicates that it is not more likely than not that goodwill is impaired, no further testing is necessary. The goodwill impairment loss, if any, represents the excess of the carrying amount of the reporting unit over the fair value of the reporting unit.

●	Warrant liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

Equity-classified

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. Warrants classified as equity instruments are initially recognized at fair value and are not subsequently remeasured. We account for its (i) Public Warrants and (ii) Replacement Warrants of Triller Group Warrants as equity.

Liability-classified

For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations and comprehensive loss. We account for its (i) SPAC Private Warrants, (ii) Common Warrants, and (iii) Warrants – Class A of Triller Group warrants as liabilities.Warrants classified as liabilities are recorded at fair value and are remeasured at each reporting date until settlement. Changes in fair value is recognized as a component of change in fair value of warrant liability in the consolidated statements of operations and comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are immediately expensed in the consolidated statements of operations and comprehensive loss.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management identified a material weakness related to the Company’s failure to properly evaluate and apply consolidation accounting standards to the investment in Bare Knuckle Fighting Championship (“BKFC”), whereby BKFC should be classified as investment at cost less impairment in the Company’s consolidated financial statements for the acquisition by the Company on October 15, 2024. While the Company held a majority equity interest in BKFC throughout 2024, it lost control over BKFC and no longer possessed the power to direct the activities or key decisions that most significantly impacted BKFC’s economic performance during 2024, as required for consolidation under ASC 810, Consolidation.

The material weakness arose because the Company lacked accounting personnel with the appropriate level of knowledge and experience to perform an assessment on complex accounting transactions to ensure that the accounting treatment was appropriately evaluated and accurately reflected in the consolidated financial statements. Specifically, the Company initially consolidated the results of BKFC in its consolidated financial statements without considering that the Company no longer exercised significant influence over BKFC. As a result, the investment in BKFC should be accounted for as an investment measured at cost less impairment under ASC 321, as of the Acquisition Date, rather than consolidating BKFC as a subsidiary in its consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or quarterly financial statements will not be prevented or detected on a timely basis. Accordingly, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024.

Management has initiated remediation efforts to address this material weakness, including:

●	Engaging external subject matter experts to assist with complex accounting determinations.

●	Implementing additional training for finance and accounting personnel.

●	Strengthening documentation and review procedures within the financial statement close process.

Management believes these measures, once fully implemented and tested, will remediate the identified material weakness. The Company will continue to monitor the effectiveness of these controls and will report on progress in future filings.

Additionally, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the matter disclosed above.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of the date of this annual report.

Name	Age	Position
Mr. Ng Wing Fai	58	Chief Executive Officer and Director
Mr. Shu Pei Huang, Desmond	52	Acting Chief Financial Officer
Mr. Mark Carbeck	54	Chief Financial Officer, Triller Corp
Mr. Brian Chan	58	Independent Director(1)(2)(3)
Mr. Thomas Ng	70	Independent Director(1)(2)(3)
Mr. Felix Yun Pun Wong	60	Independent Director(1)(2)(3)

Note:

(1)	Member of the Audit Committee
(2)	Member of the Remuneration Committee
(3)	Member of the Nomination Committee

Mr. Ng Wing Fai: Mr. Ng has been served as Group Chief Executive Officer, the Chairman of the board of AGBA and as an executive director of the board of AGBA, since November 2022. Prior to joining AGBA, Mr. Ng was the Managing Partner and Founding Partner of Primus Pacific Partners, an Asian private equity fund with a focus on financial services. He was also previously the Managing Director of Fubon Financial Holding, the largest financial conglomerate in Taiwan, where he oversaw its overall strategy, capital markets, merger and acquisition activities and major change programs. He has previously served as the Managing Director and Head of the Asia-Pacific Financial Institutions Group at Salomon Smith Barney. Mr. Ng graduated from the University of Cambridge and obtained a master’s degree in business administration from Harvard University in 1994.

Mr. Shu Pei Huang, Desmond: Mr. Shu Pei Huang, Desmond currently serves as the Acting Group Chief Financial Officer (Principal Financial Officer) since November 2022. He was also a director of OnePlatform Holdings Limited prior to the OnePlatform Holdings Limited merger. Prior to joining AGBA, Mr. Shu was the Vice President of Primus Holdings (H.K.) Ltd, an Asia investment holding company with a focus on the financial services industry. Prior to that, he was the corporate development manager of DRB-HICOM Berhad, one of the largest diverse conglomerates in Malaysia with business across banking, insurance, automobile, and services. Mr. Shu has over 20 years of experience in the investment banking and financial services industry and has gained all-round experience through working with MIMB Investment Bank, SIBB Investment Bank, and KPMG Corporate Services. Mr. Shu graduated from University of Kentucky with a Bachelor of Business Administration in Finance and Bachelor of Science in Accounting; Master of Science in Finance from Golden Gate University, USA.

Mr. Mark Carbeck: Mr. Carbeck has served as Chief Financial Officer of Triller Corp since August 2024, having previously served as Triller’s Senior Vice President of Finance and Investor Relations from February 2023. Prior to joining us, Mr. Carbeck served as Chief Corporate and Strategy Officer at Eros Media World Plc, where he managed corporate finance, M&A, investor relations and capital markets functions, from April 2014 until July 2022. Mr. Carbeck previously served as a Director in Citigroup’s investment banking division in London, where he led the media and internet franchises for Europe and the MENA regions within the technology, media and telecom division, from January 2008 until October 2012. Mr. Carbeck holds a B.A. in history from the University of Chicago.

Brian Chan: Mr. Chan has been serving as a member of the board of directors of AGBA as an independent director since November 2022 and will continue to serve as an independent director of Delaware Parent upon the consummation of the Merger. Mr. Chan has over 23 years of experience handling litigations for civil claims, intellectual property rights protection and enforcement. Since September 2007 to present, Mr. Chan has been a Senior Partner at Chan, Tang & Kwok Solicitors, a member of the International Trademark Attorneys Association. From September 1995 to August 2007 he was an Associate at Baker & McKenzie, Associate at Stephenson Harwood & Lo, Partner at Stevenson, Wong & Co., Solicitors and Consultant at Benny Kong & Peter Tang. Additionally, Mr. Chan has acted as a Counsel to various Hong Kong and cross-border mergers and acquisitions and commercial matters since August 1999. Mr. Chan is also a frequent speaker on legal issues for intellectual property rights for the Hong Kong Productivity council. Mr. Chan graduated with a Bachelor of Laws Degree and passed the Solicitors’ Finals of the Law Society of England and Wales in 1993.

Thomas Ng: Mr. Ng has been serving as a member of the board of directors of AGBA as an independent director since November 2022 and will continue to serve as an independent director of Delaware Parent upon the consummation of the Merger. Thomas Ng has 30 years of broad experience engaging in the fields of Education, Media, Retailing Marketing and Finance. He is a pioneer of IT in education and he was the author of “Digital English Lab,” one of the first series of digital books in Hong Kong. Since September 2018, he has been the Chief Executive Officer of e-chat, an IPFS block chain social media focused company. From March 2017 to April 2018, Mr. Ng was the Chief Financial Officer of Duofu Holdings Group Co. Limited. In February 2016, Mr. Ng founded Shang Finance Limited and was the Chief Executive Officer until February 2017. From March 2015 to November 2015, Mr. Ng was the Chief Financial Officer of World Unionpay Group Shares Limited. In August 2003, Mr. Ng established Fuji (Hong Kong) Co. Ltd. and was the Chief Executive Officer until December 2014. Mr. Ng obtained a Certificate of Education majoring in English from the University of Hong Kong in 2000.

Felix Yun Pun Wong Mr. Wong has been serving as a member of the board of directors of AGBA as an independent director since November 2022 and will continue to serve as an independent director of Delaware Parent upon the consummation of the Merger. Mr. Wong currently acts as the Chief Financial Officer of Inception Growth Acquisition Limited, a publicly listed special purpose acquisition corporation (NASDAQ: IGTA). He has acted in this capacity since April 9, 2021. He has years of executive experience with multiple leadership positions and a track record in helping private companies enter the public market. He has been the principal of Ascent Partners Advisory Service Limited, a finance advisory firm, since March 2020. From November 2017 to December 2020, Mr. Wong held the position of Chief Financial Officer at Tottenham Acquisition I Limited, a publicly listed special purpose acquisition corporation, which merged with Clene Nanomedicine Inc. (NASDAQ: CLNN) in December 2020. From August 2015 to September 2017, he served as Chief Financial Officer at Raytron Technologies Limited, a leading Chinese national high-tech enterprise. His main responsibilities in these rules have included overseeing the financial functions of the firms, assisting in establishing corporate ventures for investment, and working on deal origination of new businesses in the corporate groups. Prior to these efforts, he was Chief Financial Officer and Executive Director of Tsing Capital from January 2012 to July 2015, where he managed four funds with a total investment amount of US$600 million and focused on environmental and clean technology investments. Mr. Wong also served as senior director and chief financial officer of Spring Capital, a US$250 million fund, from October 2008 until June 2011. Additionally, Mr. Wong was the chief financial officer of Natixis Private Equity Asia from November 2006 till October 2008 and an associate director of JAFCO Asia from March 2002 to October 2006. Mr. Wong was a finance manager for Icon Medialab from July 2000 to December 2001, a senior finance manager of Nielsen from August 1998 to July 2000, Planning-Free Shopper from April 1992 to August 1998, and an auditor at PricewaterhouseCoopers from August 1989 until March 2000. Mr. Wong earned his Masters of Business degree in 2003 from Curtin University in Australia and a Professional Diploma in Company Secretaryship and Administration from the Hong Kong Polytechnic University in 1989.

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

The Audit Committee consists of Mr. Brian Chan, Mr. Thomas Ng, and Mr. Felix Yun Pun Wong each of whom qualifies as an independent director according to the rules and regulations of the SEC and Nasdaq with respect to Audit Committee membership. We have also determined that Mr. Felix Yun Pun Wong qualifies as an “audit committee financial expert.” The chair of our Audit Committee is Mr. Felix Yun Pun Wong.

In addition, all of the Audit Committee members meet the requirements for financial literacy under applicable SEC and Nasdaq rules. The board of directors of the Company has adopted a new written charter for the Audit Committee, which is available on the Company’s website after adoption. The reference to the website address of the Company in this annual report does not include or incorporate by reference the information on the AGBA’s website into this annual report.

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

Our Remuneration Committee consists of Mr. Brian Chan, Mr. Thomas Ng, and Mr. Felix Yun Pun Wong. The board of directors has adopted a new written charter for the Remuneration Committee, which will be available on the Company’s website after adoption. The reference to the Company website address in this annual report does not include or incorporate by reference the information on the Company’s website into this annual report.

Nomination Committee

The principal functions of the Nomination Committee of Company include, among other things:

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

Triller’s Nomination Committee consists of Mr. Brian Chan, Mr. Thomas Ng, and Mr. Felix Yun Pun Wong. Triller’s board of directors has adopted a new written charter for the Nomination Committee, which is available on the Company’s website after adoption. The reference to the Triller’s website address in this annual report does not include or incorporate by reference the information on Triller’s website into this annual report.

Family Relationships

No family relationships exist among any of our directors or executive officers.

Code of Ethics

The Company’s board of directors has adopted a Code of Ethics applicable to its directors, executive officers, and team members that complies with the rules and regulations of Nasdaq and the SEC. The Code of Ethics is available on Triller’s website. In addition, Triller intends to post on the Corporate Governance section of Triller’s website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of the Code of Ethics. The reference to Triller’s website address in this annual report does not include or incorporate by reference the information on the Company’s website into this annual report.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during 2024, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements.

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

The Named Executive Officers for 2024 fiscal year are Mr. Ng Wing Fai (Chief Executive Officer), Mr. Shu Pei Huang Desmond (Acting Chief Financial Officer), Ms. Wong Suet Fai Almond (Chief Operating Officer), and Mr. Jeroen Nieuwkoop (Chief Strategy Officer).

Summary Compensation Table

The following table summarizes information concerning the compensation awarded to, earned by and paid to the named executive officers and directors for services rendered to us for the years ended December 31, 2024 and 2023.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Equity Awards ($)(2)	All Other Compensation ($)	Total ($)

Robert E. Diamond, Jr.(3)	2024	948,920	-	17,590,125	-	18,539,045
Chairman of the Board	2023	286,110	-	-	-	286,110

Bobby Sarnevesht(4)	2024	100,000	-	5,823,688	-	5,923,688
Vice Chairman and Executive Director	2023	-	-	-	-	-

NG Wing Fai	2024	1,536,093	-	17,823,306	-	19,359,399
Chief Executive Officer and Executive Director	2023	1,367,305	-	268,323	-	1,635,628

SHU Pei Huang, Desmond	2024	352,604	-	2,025,108	-	2,377,712
Acting Chief Financial Officer	2023	351,455	-	139,734	-	491,189

WONG Suet Fai, Almond	2024	453,623	-	2,071,449	-	2,525,072
Chief Operating Officer	2023	479,624	-	139,734	321	619,679

Jeroen Nieuwkoop	2024	484,555	-	2,863,345	-	3,347,900
Chief Strategy Officer	2023	457,433	-	139,734	-	597,167

Richard Kong(5)	2024	156,309	-	77,970	333	234,612
Deputy Chief Financial Officer and Company Secretary	2023	309,949	-	27,218	641	337,808

Brian Chan(6)	2024	46,154	-	339,423	-	385,577
Independent Director	2023	46,154	-	-	-	46,154

Thomas Ng(6)	2024	46,154	-	339,423	-	385,577
Independent Director	2023	46,154	-	-	-	46,154

Felix Yun Pun Wong(6)	2024	46,154	-	339,423	-	385,577
Independent Director	2023	46,154	-	-	-	46,154

(1)	Represents all amounts earned as salary during the applicable fiscal year. For fiscal year 2024, the salary amounts have been converted to U.S. Dollars (USD) from Hong Kong Dollars (HKD) using the exchange rate of USD1 to HKD7.8 as of December 31, 2024.

(2)	For the fiscal year of 2024, these share awards were granted in 2022 to 2024 and vested in 2023 and 2024.

(3)	Resigned on December 12, 2024.

(4)	Appointed on October 15, 2024 and resigned on May 27, 2025.

(5)	Resigned on June 30, 2024.

(6)	Directors began receiving cash fees under our director compensation program following the Closing.

Executive Compensation

Following the Closing of the Business Combination, we have deployed an executive compensation program that is consistent with our existing compensation policies and philosophies, which are designed to align compensation with business objectives and the creation of stockolder value, while enabling us to attract, motivate, and retain individuals who contribute to long-term success. We also note that decisions on the executive compensation program will be made by the Remuneration Committee. The following discussion is based on the present expectations as to the executive compensation program to be adopted by the Remuneration Committee. The executive compensation program actually adopted will depend on the judgment of the members of the Remuneration Committee and may differ from that set forth in the following discussion. We anticipate, however, that compensation for the Named Executive Officers will reflect their current compensation in both form and amount.

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

Equity-Based Awards

We have granted the equity-based awards to reward past or long-term performance of the Named Executive Officers and other high-performing employees. We believe that providing a meaningful portion of the total compensation package in the form of equity-based awards will align the incentives of our executive officers with the interests of our stockholders and serve to motivate and retain the individual executives. By extending the same incentives to all of our employees, we believe that we will be able to reward exceptional employees for their contributions to AGBA and promote continued loyalty. Equity-based awards will be awarded under the Share Award Scheme.

Other Compensation

We continue to maintain various employee benefit plans, including health and retirement plans, comparable to those already in place in which the Named Executive Officers will participate.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the actual ownership of the Company’s common stock as of December 24, 2025. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Subject to the paragraph above, the percentage ownership of issued shares is based on 197,267,897 shares of common stock of Triller Group. Except as disclosed otherwise, the business address for each of the following entities or individuals is c/o Triller Group Inc., 7119 West Sunset Boulevard, Suite 782, Los Angeles, CA 90046.

	Common Stock		Series A-1 Preferred Stock		Series B Preferred Stock
Name of Beneficial Owner	Number of Shares Beneficially Owned	%	Number of Shares Beneficially Owned	%	Number of Shares Beneficially Owned	%	Percentage of Voting Power
Greater than 5% stockholders:
TAG Holdings Limited (1)	26,868,938	13.6%	-		-		5.2%
Eagle Legacy Limited (2)	4,028,840	2.0%	-		-		*
Oceana Glory Limited (3)	4,028,840	2.0%	-		-		*
Tsai Ming Hsing, Richard (4)	1,572,696	1.0%	11,801,804	100%	-		2.5%
Green Nature Limited (5)	-		-		30,851	100%	59.6%
Ryan Kavanaugh (6)	9,253,130	4.7%			-		1.8%
Named Executive Officers and Directors:
Ng Wing Fai (7)	7,723,865	3.9%	-		-		1.5%
Shu Pei Huang, Desmond (8)	1,013,809	*	-		-		*
Bobby Sarnevesht (9)	11,724,329	5.9%	-		-		2.3%
Mark Carbeck	-		-		-		-
Brian Chan	77,460	*	-		-		*
Thomas Ng	77,460	*	-		-		-
Felix Yun Pun Wong	77,460	*	-		-		*
Roger C. Kennedy (10)	12,727,272	6.5%	-		-		*

All current executive officers and directors as a group (7 persons)	20,694,383	10.5%	-		-		4.0%

*	Less than 1%

(1)	TAG Holdings Limited (“TAG”) has undertaken not to make any such distribution to its ultimate beneficial shareholders. Nothing in this undertaking, however, shall prevent TAG, subject to compliance with applicable law, from pledging or encumbering its Triller Group Common Stock or selling or otherwise disposing of any or all of the Triller Group Common Stock to any other person or persons for value consideration. TAG’s mailing address is AGBA Tower, 68 Johnston Road, Wan Chai, Hong Kong.

(2)	Eagle Legacy Limited is an ultimate beneficial shareholder of TAG. Shares held by Eagle Legacy Limited are beneficially owned and controlled by Mr. Tsai Ming Hsing, Richard. The Tsai family is the lead shareholder of the Fubon Group of Taiwan, a leading conglomerate with diverse businesses including Asia-wide banking operations, insurance business, multimedia technology and telecommunications.

(3)	Oceana Glory Limited is an ultimate beneficial shareholder of TAG. Shares held by Oceana Glory Limited are beneficially owned and controlled by Mr. Tsai Ming Hsing, Richard. The Tsai family is the lead shareholder of the Fubon Group of Taiwan, a leading conglomerate with diverse businesses including Asia-wide banking operations, insurance business, multimedia technology and telecommunications.

(4)	1,572,696 shares of Triller Group Common Stock are held by Total Formation Inc. 11,801,804 shares of Triller Group Series A-1 Preferred Stock are convertible into 11,801,804 shares of Triller Group Common Stock. The 11,801,804 shares of Triller Group Series A-1 Preferred Stock are held as follows: 8,109,015 shares held by Total Formation Inc., 2,584,952 shares held by Castle Lion Investments Limited, and 1,107,837 shares held by Fubon Financial Holding Venture Capital Co. Mr. Tsai Ming Hsing, Richard controls Total Formation Inc., Castle Lion Investments Limited and Fubon Financial Holding Venture Capital Co.

(5)	Green Nature Limited (“GNL”) is a British Virgin Islands company. Each share of Triller Group Series B Preferred Stock is entitled to 10,000 votes. GNL has voting power over such securities but disclaims any pecuniary interest therein. Mr. Tsai Ming Hsing, Richard controls GNL and may be deemed a beneficial owner of such securities with voting and dispositive control over such securities. Mr. Tsai disclaims any beneficial ownership of such securities (including voting and dispositive control over such securities).

(6)	Consists of 3,497,635 shares of Triller Group Common Stock owned of record by Ms. Peterson in her capacity as trustee of the R. Kavanaugh trust, 2,035,395 shares of Triller Group Common Stock owned of record by Share Loan Holding Vehicle LLC, and 3,720,100 shares of Triller Group Common Stock owned of record by Proxima Media LLC. Ms. Kristine Peterson, as the trustee of the aforementioned trust and managing member of the aforementioned limited liability companies, may be deemed to exercise investment control over such shares. Ms. Peterson disclaims beneficial ownership of such shares except to the extent of her pecuniary interest therein.

(7)	Consists of (i) 7,336,655 shares of Triller Group Common Stock and (ii) 387,210 shares of Triller Group Common Stock underlying 774,420 Triller Group Warrants excisable within 60 days.

(8)	Consists of (i) 997,899 shares of Triller Group Common Stock and (ii) 15,910 shares of Triller Group Common Stock underlying 38,210 Triller Group Warrants excisable within 60 days.

(9)	Mr. Sarnevesht is the trustee of BAS Living Trust and therefore may be deemed to exercise investment control over such shares. Julia Hashemieh, the mother of Bobby Sarnevesht, is the trustee of the AS Trust and therefore may be deemed to exercise control over such shares.

(10)	The principal business address of Roger C. Kennedy is 71 Fort Street, 3rd Floor, George Town, Grand Cayman, KY1-1111, Cayman Islands.

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

OAM, accordingly, provides management of JFA Capital’s portfolio assets for a management fee and a performance fee, as dictated by the management agreement. For the years ended December 31, 2024 and 2023, JFA Capital paid OAM US$906,468 and US$900,993, respectively. The arrangement is non-exclusive, and OAM is permitted to invest in or advise other investment funds. OAM is also permitted to delegate its functions, powers, and duties to any person, subject to remaining liable for the actions of its delegate. The term of this management arrangement is indefinite, subject to 90 days’ notice by either party, and the management of AGBA anticipates that OAM will continue to provide fund management services to JFA Capital following the Business Combination.

In addition to JFA Capital, OAM also provides management services for other funds, including NSD Capital, a third-party Cayman-incorporated fund. For the years ended December 31, 2024 and 2023, NSD Capital paid OAM US$69,571 and US$69,150, respectively, for management services. The management of AGBA anticipate that OAM will continue to provide fund management services to NSD Capital following the Business Combination.

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

The following table shows the aggregate fees from our current principal accounting firm, WWC, P.C. for the fiscal years as shown.

(US Dollars)	Years Ended December 31,
Category	2023	2024
WWC, P.C.:
Audit Fees	$625,000	1,200,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
	$625,000	1,200,000

Audit fees for the fiscal years ended December 31, 2024 and 2023 rendered by WWC, P.C. relate to professional services rendered for the audit of our consolidated financial statements, quarterly reviews, and issuance of consents.

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

Exhibit No.	Description
2.1	Amended and Restated Merger Agreement dated August 30, 2024 by, among others, AGBA Group Holding Limited and Triller Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by AGBA on September 3, 2024)
2.2	Amendment No. 1 to Amended and Restated Merger Agreement (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Triller on October 21, 2024)
3.1	Certificate of Domestication of AGBA Group Holding Limited (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Triller on October 21, 2024)
3.2	Certificate of Incorporation of Triller Group Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Triller on October 21, 2024)
3.3	Bylaws of Triller Group Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed by Triller on October 21, 2024)
4.1	Description of Registrant’s Securities*
10.1	Triller Group Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Triller Group’s 8-K filed with the SEC on October 21, 2024)
21.1	Subsidiaries of the Registrant*
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to Triller Group’s 10-K filed with the SEC on March 28, 2024)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRILLER GROUP INC.

Dated: January 26, 2026	By:	/s/ Wing Fai NG
	Name:	Wing Fai NG
	Title:	Group Chief Executive Officer (Principal Executive Officer)

TRILLER GROUP INC.

Dated: January 26, 2026	By:	/s/ Shu Pei Huang, Desmond
	Name:	Shu Pei Huang, Desmond
	Title:	Acting Group Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Wing Fai NG	Group Chief Executive Officer (Principal executive officer)	January 26, 2026
Wing Fai NG	and Executive Director

/s/ Brian Chan	Independent Director	January 26, 2026
Brian Chan

/s/ Thomas Ng	Independent Director	January 26, 2026
Thomas Ng

/s/ Felix Yun Pun Wong	Independent Director	January 26, 2026
Felix Yun Pun Wong

TRILLER GROUP INC. AND ITS SUBSIDIARIES

(Formerly AGBA Group Holding Limited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Triller Group Inc. (formerly AGBA Group Holding Limited)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Triller Group Inc. (formerly AGBA Group Holding Limited) and its subsidiaries (collectively the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows in each of the years for the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company incurred substantial losses during the year ended December 31, 2024. For the year ended December 31, 2024, the Company recorded net loss. As of December 31, 2024, the Company had a working capital deficit and net cash outflows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

San Mateo, California

January 26, 2026

TRILLER GROUP INC. AND ITS SUBSIDIARIES

(FORMERLY AGBA GROUP HOLDING LIMITED)

CONSOLIDATED BALANCE SHEETS

(Currency expressed in thousands of United States Dollars, except for share and per share data, or otherwise noted)

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$3,065	$1,861
Restricted cash	14,196	16,817
Accounts receivable, net	2,873	2,971
Accounts receivable, net, related parties	—	1,094
Loans and notes receivables, net	92	1,106
Deposit, prepayments, and other receivables, net	1,860	1,770
Assets held for sale	2,003	—
Total current assets	24,089	25,619

Non-current assets:
Rental deposit, net	—	961
Loans receivables, net	1,034	1,055
Long-term investments, net	24,930	25,202
Long-term investments, net, related party	525	523
Property and equipment, net	—	1,721
Right-of-use asset, net	—	11,508
Intangible assets, net	—	—
Total non-current assets	26,489	40,970

TOTAL ASSETS	$50,578	$66,589

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and other current liabilities	$149,901	$19,754
Other current liabilities, related parties	1,251	—
Escrow liabilities	14,196	16,817
Borrowings	12,707	1,805
Borrowings, related party	29,181	5,000
Convertible debts, net	32,552	—
Convertible debts, related party	53,106	—
Amount due to stockholder	—	2,906
Income tax payable	—	329
Warrant liabilities	977	—
Operating lease liabilities, current	1,867	1,229
Total current liabilities	295,738	47,840

Non-current liabilities:
Operating lease liabilities, non-current	807	10,646
Total non-current liabilities	807	10,646

TOTAL LIABILITIES	296,545	58,486

Commitments and contingencies (Note 25)

Stockholders’ (deficit) equity*:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A-1 preferred stock, $0.001 par value, 50,000,000 and nil shares authorized, 11,801,804 shares and nil issued and outstanding as of December 31, 2024 and 2023, respectively	12	—
Series B preferred stock, $0.001 par value, 50,000,000 and nil shares authorized, 30,851 shares and nil issued and outstanding as of December 31, 2024 and 2023, respectively	— **	—
Common stock, $0.001 par value; 150,000,000,000 and 484,125,000 shares authorized, 138,143,817 and 33,240,991 shares issued and outstanding as of December 31, 2024 and 2023, respectively#	138	33
Series A-1 preferred stock to be issued	12	—
Common stock to be issued#	15	2
Common stock held in escrow	24	—
Additional paid-in capital	958,017	74,142
Accumulated other comprehensive loss	(548)	(473)
Accumulated deficit	(1,203,637)	(65,601)
Total stockholders’ (deficit) equity	(245,967)	8,103
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$50,578	$66,589

#	Giving retroactive effect to the forward stock split and reverse stock split (see Note 19)
*	Giving retroactive effect to the AGBA Domestication completed on October 15, 2024 (see Note 1)
**	Less than $1,000

See accompanying notes to consolidated financial statements.

TRILLER GROUP INC. AND ITS SUBSIDIARIES

(FORMERLY AGBA GROUP HOLDING LIMITED)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in thousands of United States Dollars, except for share and per share data, or otherwise noted)

	For the years ended December 31,
	2024	2023
Revenues
Loan interest income	$151	$157
Commissions	20,348	50,069
Recurring asset management service fees	1,887	2,993
Recurring asset management service fees, related parties	—	970
Advertising revenue	276	—
SaaS fees	707	—
Subscription fee and paid-per-view fees	4,107	—
Total revenues	27,476	54,189

Operating expenses
Operating expense for social media and streaming platform	(4,013)	—
Commission expense	(10,531)	(37,288)
Sales and marketing expense	(1,566)	(3,709)
Research and development expense	(3,181)	(4,557)
Personnel and benefit expense	(84,886)	(27,218)
Legal and professional fee	(22,370)	(13,601)
Legal and professional fee, related party	(949)	(333)
Office and operating fee, related party	(4,303)	(6,040)
Provision for allowance for expected credit losses	(2,549)	(1,077)
Other general and administrative expenses	(6,308)	(3,427)
Total operating expenses	(140,656)	(97,250)

Loss from operations	(113,180)	(43,061)

Other income (expense)
Interest income	451	384
Interest expense	(7,937)	(784)
Foreign exchange (loss) gain, net	(701)	909
Impairment on property and equipment	(104)	—
Impairment on intangible assets	(1,200)	—
Impairment on goodwill	(1,005,778)	—
Impairment on right-of-use assets	(1,664)	—
Investment loss, net	(15,971)	(6,879)
Change in fair value of convertible debts	4,447	—
Change in fair value of warrant liabilities	3,463	5
Change in fair value of forward share purchase liability	—	(82)
Loss on settlement of forward share purchase agreement	—	(379)
Sundry income	138	968
Total other expense, net	(1,024,856)	(5,858)

Loss before income tax expense	(1,138,036)	(48,919)
Income tax expense	—	(287)

Net loss	(1,138,036)	(49,206)

Comprehensive loss
Net loss	$(1,138,036)	$(49,206)
Other comprehensive loss
Foreign currency translation adjustment	(75)	(88)
Comprehensive loss	$(1,138,111)	$(49,294)

Weighted average number of common stock outstanding#
- Basic and diluted	62,956,073	31,596,610

Net loss per share#
- Basic and diluted	$(18.08)	$(1.56)

#	Giving retroactive effect to the forward stock split and reverse stock split (see Note 19)

See accompanying notes to consolidated financial statements.

TRILLER GROUP INC. AND ITS SUBSIDIARIES

(FORMERLY AGBA GROUP HOLDING LIMITED)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY*

(Currency expressed in thousands of United States Dollars, except for share and per share data, or otherwise noted)

	For the year ended December 31, 2024
		Series A-1 preferred stock		Series B preferred stock			Common stock			Series A-1 preferred stock to be issued		Common stock to be issued		Common stock held in escrow			Additional	Accumulated other		Total stockholders’
	Note	No. of share	Amount	No. of share	Amount		No. of share#	Amount		No. of share	Amount	No. of share#	Amount	No. of share	Amount		paid-in capital	comprehensive loss	Accumulated deficit	(deficit) equity
Balance as of January 1, 2024		—	$—	—	$—		33,240,991	$33		—	$—	2,350,081	$2	—	$—		$74,142	$(473)	$(65,601)	$8,103

Issuance of common stock to settle finder fee	(19)(a)(iv)	—	—	—	—		484,125	1		—	—	—	—	—	—		402	—	—	403
Issuance of common stock and warrants for private placement	(19)(a)(v)	—	—	—	—		3,557,932	3		—	—	(2,139,252)	(2)	—	—		(490)	—	—	(489)
Issuance of common stock to independent directors	(19)(a)(viii)	—	—	—	—		290,475	—	**	—	—	—	—	—	—		1,018	—	—	1,018
Stock-based compensation to consultants	(19)(a)(iii),(d)(i)	—	—	—	—		3,157,068	3		—	—	9,682,500	10	—	—		10,347	—	—	10,360
Stock-based compensation to directors, officers, and employees	(19)(a)(i), (a)(ii), (a)(vii),(d)(ii)	—	—	—	—		9,553,558	10		—	—	5,129,382	5	—	—		67,103	—	—	67,118
Shares issued for Investment H	(19)(a)(vi)	—	—	—	—		3,558,319	4		—	—	—	—	—	—		18,453	—	—	18,457
Issuance of common stock for commitment fee	(19)(a)(ix)	—	—	—	—		480,426	—	**	—	—	—	—	—	—		1,441	—	—	1,441
Issuance of Series A-1, Series B preferred stocks and common stocks, replacement warrants and Series A-1 preferred stocks to be issued in related to the Merger Transaction	(19)(a)(x),(b),(c),(e)	11,801,804	12	30,851	—	**	83,468,631	84		11,801,804	12	—	—	24,206,246	24		785,601	—	—	785,733
Settlement of payables with common stock held in escrow	(19)(a)(xi),(e)	—	—	—	—		183,815	—	**	—	—	—	—	(183,815)	—	**	—	—	—	—
Fractional shares from forward and reverse splits	(19)(a)(xii)	—	—	—	—		168,477	—	**	—	—	—	—	—	—		—	—	—	— **
Foreign currency translation adjustment		—	—	—	—		—	—		—	—	—	—	—	—		—	(75)	—	(75)
Net loss for the year		—	—	—	—		—	—		—	—	—	—	—	—		—	—	(1,138,036)	(1,138,036)

Balance as of December 31, 2024		11,801,804	$12	30,851	$—	**	138,143,817	$138		11,801,804	$12	15,022,711	$15	24,022,431	$24		$958,017	$(548)	$(1,203,637)	$(245,967)

#	Giving retroactive effect to the forward stock split and reverse stock split (see Note 19)
*	Giving retroactive effect to the AGBA Domestication completed on October 15, 2024 (see Note 1)
**	Less than $1,000

	For the year ended December 31, 2023
	Common stock		Common stock to be issued		Additional	Accumulated other		Total
	No. of shares#	Amount	No. of Shares#	Amount	paid-in capital	comprehensive loss	Accumulated deficit	stockholders’ equity

Balance as of January 1, 2023	28,261,757	$28	806,068	$1	$43,902	$(385)	$(16,395)	$27,151
Issuance of common stocks to settle finder fee	1,052,446	1	—	—	3,999	—	—	4,000
Issuance of holdback shares	806,068	1	(806,068)	(1)	—	—	—	—
Issuance of common stock for private placement	—	—	1,279,688	1	1,849	—	—	1,850
Issuance of commons stock for commitment fee	290,475	—	—	—	276	—	—	276
Stock-based compensation	2,830,245	3	1,070,393	1	11,523	—	—	11,527
Forgiveness of amount due to the stockholder	—	—	—	—	12,593	—	—	12,593
Foreign currency translation adjustment	—	—	—	—	—	(88)	—	(88)
Net loss for the year	—	—	—	—	—	—	(49,206)	(49,206)

Balance as of December 31, 2023	33,240,991	$33	2,350,081	$2	$74,142	$(473)	$(65,601)	$8,103

#	Giving retroactive effect to the forward stock split and reverse stock split (see Note 19)

See accompanying notes to consolidated financial statements.

TRILLER GROUP INC. AND ITS SUBSIDIARIES

(FORMERLY AGBA GROUP HOLDING LIMITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in thousands of United States Dollars, except for share and per share data, or otherwise noted)

	For the years ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,138,036)	$(49,206)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	77,774	11,235
Lease expense	2,574	1,496
Depreciation and amortization	267	261
Interest income	(437)	(34)
Interest expense on borrowings	7,937	784
Foreign exchange loss (gain), net	701	(909)
Impairment on property and equipment	104	—
Impairment on goodwill	1,005,778	—
Impairment on intangible assets	1,200	—
Impairment on right-of-use assets	1,664	—
Investment loss, net	15,971	6,879
Allowance for expected credit losses	2,549	1,077
Change in fair value of warrant liabilities	(3,463)	(5)
Change in fair value of forward share purchase liability	—	82
Change in fair value of convertible debts	(4,447)	—
Loss (gain) on disposal of property and equipment	57	(665)
Loss on settlement of forward share purchase agreement	—	379
Reversal of annual bonus accrued in prior year	—	(3,595)

Change in operating assets and liabilities:
Accounts receivable	2,456	(1,187)
Loans receivable	(89)	(16)
Deposits, prepayments, and other receivables	(782)	(2,495)
Accounts payable and other current liabilities	2,828	6,894
Accounts payable and other current liabilities, related parties	1,251	—
Escrow liabilities	(2,621)	(12,671)
Operating lease liabilities	(1,944)	(1,130)
Income tax payable	(329)	543
Net cash used in operating activities	(29,037)	(42,283)

Cash flows from investing activities:
Proceeds from sale of long-term investments	2,565	3,977
Cash from acquisition of subsidiaries	1,175	—
Purchase of notes receivable	—	(589)
Purchase of long-term investments	—	(288)
Dividend received from long-term investments	—	1,670
Proceeds from sale of property and equipment	—	6,127
Purchase of property and equipment	—	(105)
Net cash provided by investing activities	3,740	10,792

Cash flows from financing activities:
Advances from stockholder	15,637	9,343
Proceeds from convertible debts	28,728	—
Repayments of convertible debts	(23,860)	—
Settlement of forward share purchase agreement	—	(13,953)
Proceeds from borrowings	7,433	7,747
Repayments of borrowings	(3,892)	(6,027)
Proceeds from private placement	—	1,850
Net cash provided by (used in) financing activities	24,046	(1,040)

Effect on exchange rate change on cash, cash equivalents and restricted cash	(166)	(85)

Net change in cash, cash equivalent and restricted cash	(1,417)	(32,616)
Beginning of year	18,678	51,294

End of year	$17,261	$18,678

Supplemental cash flow information:
Cash received from income tax refund	$—	$427
Cash paid for income taxes	$315	$172
Cash received from interest	$451	$349
Cash paid for interest	$223	$784

Supplemental disclosure of non-cash investing and financing activities:
Initial recognition of operating lease liabilities related to right-of-use asset	$—	$12,513
Forgiveness of amount due to stockholder	$—	$12,593
Issuance of common stocks to settle finder fee	$403	$4,000
Remeasurement of operating lease right-of-use assets and lease liabilities	$8,030	$—

	As of December 31,
	2024	2023
Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$3,065	$1,861
Restricted cash	14,196	16,817
Total cash, cash equivalents and restricted cash	$17,261	$18,678

See accompanying notes to consolidated financial statements.

TRILLER GROUP INC. AND ITS SUBSIDIARIES

(FORMERLY AGBA GROUP HOLDING LIMITED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in thousands of United States Dollars, except for share and per share data, or otherwise noted)

NOTE 1 — DESCRIPTION OF BUSINESS

Organization

Triller Group Inc. (“ILLR”, “Triller”, or the “Company”) (formerly AGBA Group Holding Limited (“AGBA”)) was formed in the State of Delaware on October 15, 2024, to domicile the Company’s legal jurisdiction from British Virgin Islands to the State of Delaware. ILLR and its subsidiaries are hereinafter referred to as the “Company”.

Merger Transaction

On October 15, 2024 (the “Acquisition Date”), the Company consummated the merger transaction with Triller Corp., a Delaware corporation (“Triller Corp.”), pursuant to that certain Amended and Restated Agreement and Plan of Merger, dated as of August 30, 2024 (as further amended, the “Merger Agreement”), by and between AGBA, its wholly owned subsidiary AGBA Social Inc. (“Merger Sub”), Triller Corp. and Bobby Sarnevesht, as sole representative of the Triller Corp. stockholders. Pursuant to the Merger Agreement, on the Acquisition Date, (a) AGBA domesticated to the United States as a Delaware corporation and changed its name to Triller Group Inc. (the “AGBA Domestication”), pursuant to which, among other things, all ordinary shares, par value $0.001 per share, of AGBA were automatically converted into the same number of shares of Triller Group Inc. common stock, as defined below, and (b) after giving effect to the AGBA Domestication, Merger Sub merged into Triller Corp., with Triller Corp. being the surviving corporation and a wholly owned subsidiary of Triller Group as of the Acquisition Date (such transaction referred herein as the “Merger Transaction”).

The AGBA Domestication has been treated as a corporate restructuring and thus the current capital structure has been retroactively presented in prior periods as if such structure existed as of the beginning of the first period presented in the accompanying consolidated financial statements. The Merger Transaction was accounted for using the acquisition method of accounting for business combinations (see Note 4).

Business Operation

Upon the completion of the Merger Transaction, the Company has become a company who operates a global, artificial intelligence (“AI”) powered technology platform (“Technology Platform”) that serves a broad constituency of creators and brands around the world. “Creators” include influencers, artists, athletes and public figures that utilize Triller’s Technology Platform to create and publish content. “Brands” are companies, products or product lines which are active on Triller’s Technology Platform and utilize or have utilized one or more of Triller’s products or services offered through Triller’s Technology Platform, or companies, products or product lines whose associated data Triller tracks, report on and make available to Triller’s clients as part of one or more of Triller’s product offerings.

Also, the Company remains the operation of a wealth and health platform which offers a wide range of financial service and products, covering life insurance, pensions, property-casualty insurance, stock brokerage, mutual funds and lending businesses in Hong Kong.

The accompanying consolidated financial statements reflect the activities of each of the subsidiaries as of December 31, 2024:

Name		Background	Ownership
TAG Asia Capital	●	British Virgin Islands company	100%
Holdings Limited	●	Incorporated on October 26, 2015
	●	Investment holding

OnePlatform Wealth	●	Hong Kong company	99.89%
Management Limited	●	Incorporated on February 5, 2003
	●	Provision of insurance and mandatory provident fund schemes brokerage services

OnePlatform Asset	●	Hong Kong company	100%
Management Limited	●	Incorporated on November 24, 1999
	●	Licensed by the Securities and Futures Commission of Hong Kong
	●	Provision of investment advisory, funds dealing, introducing broker, and asset management services

Kerberos (Nominee)	●	Hong Kong company	100%
Limited	●	Incorporated on April 20, 2007
	●	Provision of escrow services

OnePlatform Credit	●	Hong Kong company	100%
Limited	●	Incorporated on August 6, 1982
	●	Registered under the Hong Kong Money Lenders Ordinance
	●	Provision of money lending services

Hong Kong Credit	●	Hong Kong company	100%
Corporation Limited	●	Incorporated on March 16, 1982
	●	Registered under the Hong Kong Money Lenders Ordinance
	●	Provision of money lending services

TAG Technologies	●	British Virgin Islands company	100%
Limited	●	Incorporated on October 23, 2015
	●	Investment in financial technology business

AGBA Group Limited	●	Hong Kong company	100%
	●	Incorporated on November 28, 2019
	●	Operating as cost center for the Company

Triller Hold Co LLC	●	Delaware limited liability company	100%
	●	Incorporated on October 8, 2019
	●	Provision of advertising subscription and paid-per-view services

Truverse, Inc.	●	Delaware corporation	100%
	●	Incorporated on December 13, 2021
	●	Provision of advertising and SaaS services

Juliusworks LLC	●	Delaware limited liability company	100%
	●	Incorporated on November 11, 2022
	●	Provision of SaaS services

Flipps Media Inc.	●	Delaware corporation	100%
	●	Incorporated on June 14, 2013
	●	Provision of advertising subscription and paid-per-view services

The Company has not included the names of particular subsidiaries because the unnamed subsidiaries would not have constituted significant subsidiaries as of December 31, 2024.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

●	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). References to “Triller” or the “Company” prior to October 15, 2024 refer to AGBA and its consolidated subsidiaries prior to the Merger Transaction, while such references on or after October 15, 2024 refer to the combined company as a result of the Merger Transaction, including Triller Corp. and its subsidiaries.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassification had no effect on the reported results of operations.

●	Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company and its subsidiaries. A subsidiary is an entity (including a structured entity), directly or indirectly, controlled by the Company. The consolidated financial statements of the subsidiaries are prepared for the same reporting period as the Company, using consistent accounting policies. All intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the years presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives of property and equipment, impairment on long-lived assets, allowance for expected credit losses, stock-based compensation, estimates made in connection with acquisition purchase price allocations, earn-out liabilities, fair value measurement of convertible debts, warrant liabilities, provision for contingent liabilities, long-term investments, revenue recognition, impairment on goodwill, right-of-use asset and intangible assets, income tax provision, deferred taxes and uncertain tax position.

The inputs into the management’s judgments and estimates consider the geopolitical tension, inflationary and high interest rate environment and other macroeconomic factors on the Company’s critical and significant accounting estimates. Actual results could differ from these estimates.

●	Business Combination

The Company includes the results of operations of businesses acquired as of the date of acquisition. Fair values of the assets acquired and liabilities assumed are determined based on the estimated fair values as of the respective date of acquisition. The excess purchase price over the fair values of identifiable assets and liabilities acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgments and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and comparison to peer companies. Estimates of fair value are based on assumptions the Company believes to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Certain information that is indeterminable at the time of the acquisition becomes subject to a subsequent measurement period, which is generally limited to one year. During the measurement period, which may be up to one year from the acquisition date, adjustments to the value of the assets acquired and liabilities assumed may be recorded with a corresponding offset to goodwill. At the conclusion of the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations and comprehensive loss.

Transaction costs associated with business combinations are expensed as incurred and are generally included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

●	Foreign Currency Translation and Transaction

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statements of operations and comprehensive loss.

The reporting currency of the Company is US$ and the accompanying consolidated financial statements have been expressed in US$. In addition, some of the Company’s subsidiaries are operating in Hong Kong, which maintain their books and record in their local currency, Hong Kong dollars (“HK$”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with Accounting Standards Codification (“ASC”) Topic 830-30, Translation of Financial Statement, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive loss within the consolidated statements of changes in stockholders’ (deficit) equity.

Translation of amounts from HK$ into US$ has been made at the following exchange rates for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
Year-end HK$:US$ exchange rate	0.1288	0.1281
Annual average HK$:US$ exchange rate	0.1282	0.1277

●	Segment Reporting

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments.

The Company uses the management approach to determine reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making decisions, allocating resources and assessing performance. The Company’s CODM has been identified as the Chief Executive Officer (“CEO”), who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on management’s assessment, the Company determined that it has three reportable segments, which are Social Media, Sports streaming and Financial Services.

●	Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in readily available checking and saving accounts. They consist of highly liquid investments that are readily convertible to cash and that mature within three months or less from the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments. The Company maintains most of its bank accounts in the United States of America and Hong Kong. Hong Kong is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance. However, management does not believe there is a significant risk of loss.

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

Accounts receivable, net are recorded at the invoiced amount less any allowance for expected credit losses to reserve for potentially uncollectible receivables.

Accounts receivable, net are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms.

The Company’s payment terms of accounts receivable vary by the types of services offered. The normal settlement terms of accounts receivable from insurance companies in the provision of brokerage agency services and customers for advertising services, are within 30 days up on the execution of the insurance policies and advertising campaigns. Credit terms with the products providers of investment, unit and mutual funds and asset portfolio are mainly 90 days or a credit period mutually agreed between the contracting parties.

For certain services and customers, the Company requires payment before services are delivered to the customers. Changes in the allowance for expected credit losses are recorded in general and administrative expense in the consolidated statement of operations and comprehensive loss. To determine the amount of the allowance, the Company estimates all expected credits losses based on historical experience, current conditions and reasonable and supportable forecasts.

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

For the year ended December 31, 2024 and 2023, the company evaluated the probable losses on account receivables and recorded a provision for allowance for expected credit losses of $0.9 million and $0.2 million, respectively.

●	Loans and Notes Receivable, net

Loans receivable, net are related to residential mortgage loans that are carried at unpaid principal balances, less the allowance for expected credit losses on loans receivable and charge-offs.

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

Notes receivable, net are related to a convertible loan note instrument with Investment A which bears a fixed interest rate of 8% per annum with maturity in April 2024. The Company sold all its convertible loan notes on Investment A to an independent third party on April 30, 2024 for a consideration of approximately $0.4 million.

For the years ended December 31, 2024 and 2023, the Company evaluated the probable losses on loans and notes receivable and recorded a provision for allowance for expected credit losses of approximately $0.2 million and $0.07 million, respectively.

●	Allowance for Expected Credit Losses

In accordance with ASC Topic 326, “Credit Losses – Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”), the Company utilizes the current expected credit losses (“CECL”) model to determine an allowance that reflects its best estimate of the lifetime expected credit losses on accounts receivable, loans receivable, notes receivable, and deposits, prepayments and others receivable which is recorded as a liability to offset the receivables. The CECL model is prepared after considering historical experience, current conditions, and reasonable and supportable economic forecasts to estimate lifetime expected credit losses. Accounts receivable, loans and notes receivable, and deposits, prepayments, and others receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as a reduction of bad debt expense.

For the years ended December 31, 2024 and 2023, the aggregated provision for allowance for expected credit losses on accounts receivable, loans receivable, notes receivable, deposits and other receivables was approximately $2.5 million and $1.1 million, respectively.

●	Rental Deposit

Rental deposit represents the deposit paid for the office leases under the long-term lease, less the allowance for expected credit losses, which is presented under the non-current assets of the consolidated balance sheet based on the expected collection date. The rental deposits is classified to current assets when the lease contract is expected to be expired less than a year.

●	Assets Held For Sale

The Company classifies long-lived assets as held for sale in the period in which the criteria are met, in accordance with ASC 360, Property, Plant and Equipment. The Company ceases depreciation on long-lived assets (or disposal groups) classified as held for sale and measures them at the lower of carrying value or estimated fair value less cost to sell.

As of December 31, 2024, the carrying value of 2 premises was approximately $2.0 million and recorded as assets held for sale in the consolidated balance sheets. These assets were subsequently sold in 2025.

●	Deposits, Prepayments and other Receivable, net

Deposits, prepayments and other receivables, net primarily consist of prepayments of professional service fees such as consulting services and business insurance. These advances are unsecured and reviewed periodically to determine whether their carrying value has become impaired.

As of December 31, 2024 and 2023, the Company evaluated the probable losses on deposits, prepayments and other receivables and recognized a provision for allowance for expected credit losses of approximately $1.4 million and $0.8 million, respectively.

●	Long-Term Investments, net

The Company invests in equity securities with readily determinable fair values and equity securities that do not have readily determinable fair values.

Equity securities with readily determinable fair values are carried at fair value with any unrealized gains or losses reported in earnings.

Equity securities that do not have readily determinable fair values mainly consist of investments in privately-held companies. They are stated at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

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

Property and equipment, net are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values, if any:

Expected useful life
Building	Shorter of 50 years or lease term
Leasehold improvement	3 years
Furniture, fixtures and equipment	3 to 5 years
Computer equipment	3 years
Motor vehicles	3 years

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Property and equipment are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.

For the years ended December 31, 2024 and 2023, the Company recorded impairment on property and equipment of approximately $0.1 million and nil, respectively in the consolidated statements of operations and comprehensive loss.

●	Intangible Assets, net

Intangible assets with definite lives are stated at cost less accumulated amortization. Amortization is calculated on a straight-line basis over their estimated useful lives.

Expected useful life
Trademarks and trade names	5 years
Customer relationships – business enterprises	2 years
Customer relationships – consumer subscriptions	2 years
Software	5 years

Intangible assets with definite lives are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of carrying value or net realizable value.

For the years ended December 31, 2024 and 2023, the Company recorded impairment on intangible assets of approximately $1.2 million and nil, respectively in the consolidated statements of operations and comprehensive loss.

●	Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The Company reviews goodwill for impairment at least annually at the reporting unit level or when a triggering event occurs that indicates that the fair value of the reporting unit may be below its carrying amount.

The Company performs its annual impairment test of goodwill in the fourth quarter of each fiscal year. First, the Company assesses qualitative factors to determine whether a quantitative impairment test is necessary. If that qualitative assessment indicates that it is more likely than not that goodwill is impaired, the Company performs a quantitative test to compare the fair value of the reporting unit with the carrying amount, including goodwill, of the reporting unit. If the qualitative assessment indicates that it is not more likely than not that goodwill is impaired, no further testing is necessary. The goodwill impairment loss, if any, represents the excess of the carrying amount of the reporting unit over the fair value of the reporting unit.

The Company’s goodwill was derived from the Merger Transaction during the year ended December 31, 2024. For the years ended December 31, 2024 and 2023, the Company recorded impairment on goodwill of approximately $1,005.8 million and nil, respectively in the consolidated statements of operations and comprehensive loss.

●	Accounts Payable

Accounts payable primarily consists of (i) commission payable to the Company’s financial advisors for the sale of investment funds, investment products, or insurance products, accruals for payments of professional services fees and other operating payables and (ii) payable to the suppliers related to talent and influencers for brand activations and live-event. The carrying amount approximates fair value because of the short-term maturity.

●	Borrowings

Borrowings are initially recognized at fair value, net of upfront fees incurred. Borrowings are subsequently measured at amortized cost. Any difference between the proceeds (net of transaction costs) and the redemption amount is recognized in profit or loss over the period of the borrowings using the effective interest method.

●	Convertible Debts, net

The Company accounts for certain convertible debts, net in accordance with ASC Topic 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), whereby the convertible instrument is initially accounted for as a single unit of account, unless it contains a derivative that must be bifurcated from the host contract in accordance with ASC Topic 815-15, “Derivatives and Hedging – Embedded Derivatives” or the substantial premium model in ASC 470-20 applies. Where the substantial premium model applies, the premium is recorded in additional paid -in capital. The resulting debt discount is amortized over the period during which the convertible debts is expected to be outstanding as additional non-cash interest expenses.

Certain of the Company’s convertible debts are accounted for under the fair value option election in ASC 825 due to difference in its features. Under the fair value option election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented within other income (expense) in the consolidated statements of operations and comprehensive loss. The Company classifies its convertible debts that are being valued under the fair value option election as Level 3 due to the lack of relevant observable market data over fair value inputs, such as the probability weighting of the various scenarios that can impact settlement of the arrangement.

●	Warrants

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

Equity-classified

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. Warrants classified as equity instruments are initially recognized at fair value and are not subsequently remeasured. The Company accounts for its (i) Public Warrants and (ii) Replacement Warrants of Triller Group Warrants as equity.

Liability-classified

For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations and comprehensive loss. The Company accounts for its (i) SPAC Private Warrants, (ii) Common Warrants, and (iii) Warrants – Class A of Triller Group warrants as liabilities.

Warrants classified as liabilities are recorded at fair value and are remeasured at each reporting date until settlement. Changes in fair value is recognized as a component of change in fair value of warrant liability in the consolidated statements of operations and comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are immediately expensed in the consolidated statements of operations and comprehensive loss.

●	Revenue Recognition

The Company receives most of its non-interest income from contracts with customers, which are accounted for in accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC Topic 606”).

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

Certain portion of the Company’s income is derived from contracts with customers, and as such, the revenue recognized depicts the transfer of promised goods or services to its customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company considers the terms of the contract and all relevant facts and circumstances when applying this guidance. The Company’s revenue recognition policies are in compliance with ASC Topic 606, as follows:

(a)	Social Media and Sports Streaming

(i)	Advertising Revenue: The Company’s technology platform provides brands a variety of advertising services including AI-powered conversations and the augmentation and execution of advertising campaigns. Advertising revenue is generated from advertisements, either displayed on a device-specific application, browser or as part of an event. Brand sponsorship revenue is generally recognized as advertisements are viewed, if on a device-specific application or browser or when events occur with participation of the sponsor. Revenue from brand sponsorship agreements for which consideration is a fixed fee is allocated evenly to each event in a series of events over the applicable contractual service period as the advertisements are displayed, which is typically over a period of less than one year.

(ii)	Subscription Fees: The Company’s technology platform provides streaming services that acquires content licensing from various sport and entertainment franchises to provide a content rich environment for both subscription based and pay-per-view consumption both across a variety of platforms including mobile phones, tablets, PCs, streaming devices, set-top-boxes and connected TVs. Subscriptions for streaming services are through third party streaming service providers, examples include All Elite Wrestling (“AEW”) in the case of Triller TV. Revenue from streaming subscriptions is recognized ratably over the life of a subscription.

(iii)	Pay-per-view Fees: Unlike subscription fees, the Company’s technology platform, via its streaming service provides pay-per-view services for premium content and events. Revenue from streaming pay-per-view events is recognized at the time the event airs.

(iv)	SaaS Fees: The Company’s technology platform provides data, analytics and other marketing services to brands and advertising agencies with access to a data base of profiled Brands and Creators and their associated audiences, giving them the ability to enlist Creators to develop and share captivating stories to market their products and services. SaaS platform provides customers a detailed dashboard to measure all creator driven marketing campaigns as well as a marketplace allowing e-commerce brands to automate the process of on-boarding creators with per-transaction incentives for enabling e-commerce transactions. Revenue from SaaS platform subscriptions is recognized ratably over the life of a subscription.

In arrangements where another party is involved in providing specified services to a customer, such as a distributor of the Company’s content for subscription and pay-per-view programming, the Company evaluates whether the Company is the principal or agent in the arrangement. In this evaluation, the Company considers if the Company obtains control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment and discretion in establishing price. For revenue arrangements where the Company is not the principal, the Company recognizes revenue on a net basis. The Company has revenue-share arrangements where the Company is the principal, such as serving as the provider of content for subscription and pay-per-view programming. Costs associated with revenue-share arrangements are recognized as part of expenses. The Company determined that it was the principal for all subscription and pay-per-view arrangements and no revenue was recognized on an agent net basis for the period presented.

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within operating expense for social media and streaming platform in the consolidated statements of operations and comprehensive loss.

(b)	Financial Services

(i)	Commissions: The Company earns commissions from the sale of investment products to customers, who are insurance companies and fund houses. The Company enters into commission agreements with customers which specify the key terms and conditions of the arrangement. Commissions are separately negotiated for each transaction and generally do not include rights of return, credits or discounts, rebates, price protection or other similar privileges, and typically paid on or shortly after the transaction is completed. Upon the purchase of an investment product by customer, the Company earns a commission from customers, calculated as a fixed percentage of the investment products acquired by its customers. The Company defines the “purchase of an investment product” for its revenue recognition purpose as the time when the customers referred by the Company has entered into a subscription contract with the relevant product provider and, if required, the customer has transferred a deposit to an escrow account designated by the Company to complete the purchase of the investment products. After the contract is established, there are no significant judgments made when determining the commission price. Therefore, commissions are recorded at point in time when the investment product is purchased.

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

During the December 31, 2023, the Company also offers the sale solicitation of real estate property to the final customers and is compensated in the form of commissions from the corresponding property developers pursuant to the service contracts. Commission income is recognized at a point of time upon the sale contracts of real estate property is signed and executed.

(ii)	Recurring Asset Management Service Fees: The Company provides asset management services to investment funds or investment product providers in exchange for recurring asset management service fees. Recurring asset management service fees are determined based on the types of investment products the Company distributes and are calculated as a fixed percentage of the fair value of the total investment of the investment products, calculated daily. These customer contracts require the Company to provide investment management services, which represents a performance obligation that the Company satisfies over time. After the contract is established, there are no significant judgments made when determining the transaction price. As the Company provides these services throughout the contract term, for the method of calculating recurring asset management service fees, revenue is calculated on a daily basis over the contract term, quarterly billed and recognized. Recurring service agreements do not include rights of return, credits or discounts, rebates, price protection, performance component or other similar privileges and the circumstances under which the fixed percentage fees, before determined, could be not subject to clawback. Payment of recurring asset management service fees are normally on a regular basis (typically monthly or quarterly).

(iii)	Loan Interest Income: The Company offers money lending services from loan origination in form of mortgage and personal loans. Interest income is recognized monthly in accordance with their contractual terms and recorded as interest income in the consolidated statement of operations. The Company does not charge prepayment penalties from its customers. Interest income on mortgage and personal loans is recognized as it accrued using the effective interest method. Accrual of interest income on mortgage loans is suspended at the earlier of the time at which collection of an account becomes doubtful or the account becomes 180 days delinquent.

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The following table presents the revenue streams disaggregated by nature and geographic location:

	For the years ended December 31,
	2024	2023
At a point in time
Paid-per-view fees	$3,278	$—
Commissions	20,348	50,069
Total revenue from the transfer of goods and services at a point in time	23,626	50,069

Over time
Advertising revenue	276	—
SaaS fees	707	—
Subscription fees	829	—
Recurring asset management service fees	1,887	3,963
Loan interest income	151	157
Total revenue from the transfer of goods and services over time	3,850	4,120
Total revenue	$27,476	$54,189

	For the years ended December 31,
By geography:	2024	2023
Hong Kong	$22,386	$54,189
United States	3,470	—
Others	1,620	—
Total	$27,476	$54,189

Contract Balances

The following table provides information about contract liabilities from the Company’s contracts with customers:

	As of December 31,
	2024	2023
Contract liabilities, included in other current liabilities	$1,683	$—

Receivables relate to customer contracts for which the performance obligation has been satisfied and payment is expected to be received in the next twelve months.

The Company reviews the status of the then-outstanding accounts receivable on a customer-by-customer basis, taking into consideration the aging schedule of receivables, its historical collection experience, current information regarding the client, subsequent collection history, and other relevant data, in establishing the allowance for doubtful accounts. Accounts receivable are written off against the allowance for doubtful accounts when the Company determines amounts are no longer collectible.

For the years ended December 31, 2024 and 2023, there were no revenues recognized relating to performance obligations satisfied or partially satisfied in prior periods.

●	Rental Income

Rental income represents monthly rental received from the Company’s tenants. The Company recognizes rental income on a straight-line basis over the lease term in accordance with the lease agreement.

●	Operating Expense For Social Media and Streaming Platform

Operating expense for social media and streaming platform related to the social media application primarily consists of expenses related to talent and influencers for brand activations. The live-event portion of cost of revenues relate to license fees, event rights fees, revenue sharing costs, production costs, and influencer costs, among others.

●	Sales and Marketing Expense

Sales and marketing expenses include the costs of advertising, promotions, seminars, and other programs. In accordance with ASC Topic 720-35, Advertising Costs, advertising costs are expensed as incurred.

●	Comprehensive Loss

ASC Topic 220, Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive (loss) income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive (loss) income, as presented in the accompanying consolidated statements of changes in stockholders’ (deficit) equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive (loss) income is not included in the computation of income tax expense or benefit.

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

For the years ended December 31, 2024 and 2023, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2024 and 2023, the Company did not have any significant unrecognized uncertain tax positions.

The Company is subject to tax in local and foreign jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the relevant tax authorities.

●	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provision of ASC Topic 718, Stock Compensation. The Company grants share awards, including common stock and restricted share units, to eligible participants. Stock-based compensation expense for share awards is measured at fair value on the grant date. The fair value of restricted stock with either solely a service requirement or with the combination of service and performance requirements is based on the closing fair market value of the common stock on the date of grant.  Stock-based compensation expense is recognized over the requisite service period for time-vesting awards and, for awards with a performance condition, over the requisite service period if the performance condition is probable of achievement. For awards with graded vesting that are subject only to a service condition, the expense is recognized on a straight-line basis over the service period for the entire award.

●	Net Loss Per Share

In accordance with ASC 260, Earnings Per Share, basic net earnings (loss) per share is computed by dividing net income (loss) attributable to ordinary stockholders by the weighted average number of unrestricted common stock outstanding during the year using the two-class method. Under the two-class method, net income (loss) is allocated between common stock and other participating securities based on dividends declared (or accumulated) and participating rights in undistributed earnings as if all the earnings for the reporting period had been distributed. The Company’s holdback shares are participating securities because they are entitled to non-forfeitable dividends.

Basic loss per common stock is computed by dividing net loss by the weighted-average number of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the sum of the weighted average number of common stock outstanding and of potential dilutive securities (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted loss per share.

●	Leases

Under ASU 2016-02, Leases (Topic 842) (“Topic 842”), leases are categorized as operating or financing lease at inception. Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Lease terms include options to renew or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company has recognized right of use (“ROU”) assets and corresponding lease liabilities on the Company’s consolidated balance sheets for its operating lease agreements with contractual terms greater than 12 months. Lease liabilities are based on the present value of remaining lease payments over the lease term. As the discount rate implied in the Company’s leases is not readily determinable, the present value is calculated using the Company’s incremental borrowing rate, which is estimated to approximate the interest rate on a collateralized basis with similar terms.

Some of the Company’s lease agreements contain lease and non-lease components. Non-lease components primarily include payments for maintenance and utilities. The Company has elected the practical expedient to combine fixed payments for non-lease components with lease payments and account for them together as a single lease component which increases the amount of ROU assets and lease liabilities.

Leases with a term of twelve months or less upon the commencement date are considered short-term leases, are not included on the consolidated balance sheets and are expensed on a straight-line basis over the lease term.

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

The Company follows the ASC Topic 450-20, Contingencies, to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

The carrying value of the Company’s financial instruments: cash and cash equivalents, restricted cash, accounts receivable, loans receivable, deposits, prepayments and other receivables, accounts payable and accrued liabilities, escrow liabilities, borrowings, and amounts due to stockholder approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of loans receivable approximates the carrying amount. The Company accounts for loans receivable at cost, subject to expected credit losses assessment.

The Company measures warrant liabilities, certain convertible debts for which the fair value option has been elected at fair value on a recurring basis.

The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of December 31,	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable equity securities	$1	$1	$—	$—

Liabilities:
Warrant liabilities	$977	$—	$—	$977
Convertible debts for which the fair value option has been elected (a)	53,106	—	—	53,106
Total	$54,083	$—	$—	$54,083

	As of December 31,	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable equity securities	$1	$1	$—	$—

The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2024:

	Warrant liabilities	Convertible debts
Balance as of December 31, 2023	$—	$—
Additions from new issuance during the year	4,440	5,378
Addition from acquisition of subsidiaries	—	54,059
Settlement	—	(1,884)
Fair value measurement adjustments	(3,463)	(4,447)
Balance as of December 31, 2024	$977	$53,106

Note:

(a)	Certain of the Company’s convertible debts are accounted for under the fair value option election in ASC 825. Under the fair value option election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented within other income (expense) in the consolidated statements of operations and comprehensive loss. The Company classifies its convertible debts that are being valued under the fair value option election as Level 3 due to the lack of relevant observable market data over fair value inputs, such as the probability weighting of the various scenarios that can impact settlement of the arrangement.

The estimated fair value of the convertible debts as of December 31, 2024 was computed using the models and assumptions shown below. A net gain from fair value movements of approximately $4.4 million for the year ended December 31, 2024 is included in consolidated statements of operations and comprehensive loss.

The significant inputs in the valuation models as of December 31, 2024, are as follows:

Inputs	Convertible debts A	Convertible debts B
Valuation method	Binomial Tree Model	Binomial Tree Model
Conversion price	$8.36	$12.00
Fair value of conversion units	11.06	15.15
Expected term (years)	1.16	0.04
Volatility	198.02%	112.77%
Discount rate	15.00%	15.00%
Risk free rate	4.29%	4.24%

●	Recently Issued Accounting Pronouncements

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

In November 2023, the FASB amended guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The revised guidance requires that a public entity disclose significant segment expenses regularly reviewed by the chief operating decisionmaker (CODM), including public entities with a single reportable segment. The amended guidance is effective for fiscal years beginning in January 2024 and interim periods beginning January 2025 on a retrospective basis. Effective January 1, 2024, the Company retroactively adopted ASU 2023-07 which resulted in additional disclosures for significant segment expenses reviewed by the Company’s CODM (refer to Note 5).

Recently issued accounting standards not yet adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting periods beginning in January 2025. Adoption is either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01, Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which adds an illustrative example aimed at clarifying the scope application of a profit interest award in accordance with Topic 718. The update will be effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The new standard is not expected to have an impact on the Company’s financial position or results of operations.

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements — Amendments to Remove References to the Concepts Statements”. This update contains amendments to the Codification that remove references to various FASB Concepts Statements. These changes remove references to various Concepts Statements and the amendments apply to all reporting entities within the scope of the affected accounting guidance. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2024. Early application of the amendments in this Update is permitted for any fiscal year or interim period for which financial statements have not yet been issued (or made available for issuance). The Company believes the future adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.

In January 2025, the FASB issued ASU 2025-01 Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024. ASU 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in an annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.

In July 2025, the FASB issued 2025-05 to improve the measurement of credit losses for accounts receivable and contract assets. The guidance provides a practical expedient for all entities to assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the assets. The update aims to reduce the cost and complexity of estimating credit losses while maintaining decision-useful information for financial statement users. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025. Management is currently evaluating the impact that the adoption of this update may have on its financial statements

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have a material impact on the consolidated balance sheets, statements of operations and comprehensive loss and cash flows.

NOTE 3 — LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. They do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

For the year ended December 31, 2024, the Company reported net loss of approximately $1,138.0 million and net cash outflows from operating activities of approximately $29.0 million. As of December 31, 2024, the Company had a working capital deficit of approximately $271.6 million and a stockholders’ deficit of approximately $246.0 million.

The Company has determined that the prevailing conditions and ongoing liquidity risks encountered by the Company raise substantial doubt about the ability to continue as a going concern for at least one year following the date these consolidated financial statements are issued. The ability to continue as a going concern is dependent on the Company’s ability to successfully implement its current operating plan and fund-raising plan. The Company believes that it will be able to grow its revenue base and control expenditures. In parallel, the Company will monitor its capital structure and operating plans and search for potential funding alternatives in order to finance the development activities and operating expenses. The Company is continuing its plan to further grow and expand operations and seek sources of capital to pay the contractual obligations as they come due.

However, the Company cannot predict the exact amount or timing of the alternatives or guarantee those alternatives will be favorable to its stockholders. Any failure to obtain financing when required will have a material adverse impact on the Company’s business, operation and financial result. These conditions and the uncertainty regarding the Company’s ability to successfully implement its plans raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 4 — BUSINESS COMBINATION

As discussed in Note 1, the Company consummated the Merger Transaction pursuant to the Merger Agreement on October 15, 2024, whereby the Company acquired all the equity interest of Triller Corp..

In connection with the Merger Transaction, the following transactions occurred on the Acquisition Date:

(a)	All of the outstanding shares of Triller Corp. Series A Common Stock and Triller Series B Common Stock were converted into an aggregate of 83,468,631 shares of Triller Group common stock, par value $0.001 per share.

(b)	All of the outstanding shares of Triller Corp. Series A-1 Preferred Stock were (i) converted into an aggregate 11,801,804 shares of Triller Group preferred stock, par value $0.001 per share which is issued on October 15, 2024; and (ii) 11,807,332 shares of common stock to be issued subsequently in March 2025.

(c)	All of the outstanding warrants of Triller Corp. were cancelled and replaced by the issuance of warrants to purchase 14,811,260 shares of the Triller Group common stock (the “Replacement Warrants”).

(d)	All of the existing Triller Corp. restricted stock units (“Triller Corp. RSUs”) were converted into 17,004,025 Triller Group restricted stock units (“Triller Group RSUs”), and the reserve for an aggregate of 17,604,025 shares of Triller Group Common Stock (the “Contingent Shares”), for future issuance upon the vesting of the Triller Group RSUs.

(e)	The Company issued 24,206,246 shares of Triller Group Common Stock (the “Reserved Shares”) that were deposited into an escrow account in the name of Triller Group, acting as escrow agent, to be used to settle any matters solely in connection with claims that relate to the affairs of Triller Corp. prior to the Closing Date (including, without limitation, any current and/or future litigation matters, Triller Corp.’s debt, accrued interest, accounts payable, investments in Triller Corp.’s subsidiaries). The shares will be allotted to the Triller Corp.’s stockholders six years from October 15, 2024.

The acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). The Company, formerly AGBA, was determined to be the accounting acquirer. In identifying the accounting acquirer, management considered the structure of the transaction and other actions contemplated by the Merger Agreement, relative outstanding share ownership and market values, the composition of the combined company’s board of directors, the relative size of AGBA and Triller Corp, and the designation of certain senior management positions of the combined company.

In accordance with ASC 805, the Company recorded the acquisition based on the fair value of the consideration transferred and then allocated the purchase price to the identifiable assets acquired and liabilities assumed based on their respective fair values as of the Acquisition Date. The excess of the value of consideration transferred over the aggregate fair value of those net assets was recorded as goodwill. Any identified definite lived intangible assets will be amortized over their estimated useful lives and any identified intangible assets with indefinite useful lives and goodwill will not be amortized but will be tested for impairment at least annually or more frequently when certain indicators are present. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenues and cash flows, discount rates, and selection of comparable companies.

Management’s purchase price allocation is preliminary and subject to change pending finalization of consideration and intangible asset fair value valuation, tax attributes and tax related liabilities. In accordance with ASC 805, if the Company identifies changes to acquired deferred tax asset (“DTA”) valuation allowances or liabilities related to uncertain tax positions during the measurement period, and they are related to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement-period adjustment, and the Company will record the offset to goodwill. The Company records all other changes to DTA valuation allowances and liabilities related to uncertain tax positions in current period income tax expense.

The Company incurred approximately $2.7 million in acquisition-related costs associated with the acquisition. These costs and expenses primarily include fees associated with financial, legal, and accounting advisors. These costs were recorded in operating expenses on the consolidated statements of operations and comprehensive loss.

The purchase consideration and estimated fair value assessment of the assets acquired and liabilities assumed is as follows:

Amount
Consideration:
Triller Group common stock issued, at a fair value of $5.60 per share	$467,424
Triller Group common stock issued held in escrow account, at a fair value of $5.60 per share	135,555
Triller Group Series A-1 preferred stock, at a fair value of $5.60 per share	132,181
Triller Group Replacement warrants at fair value (a)	50,573
Total consideration	$785,733

Fair value of assets acquired:
Cash and cash equivalents	$1,175
Accounts receivable, net	2,178
Other current assets	253
Intangible assets	911
Amounts attributable to assets acquired	4,517

Fair value of liabilities assumed:
Accounts payable, accrued expenses and other current liabilities	122,002
Earn-out liability	5,000
Related party advances	30,401
Borrowings	13,100
Convertible debts	54,059
Amounts attributable to liabilities assumed	224,562
Net assets acquired, liabilities assumed	$(220,045)
Goodwill	1,005,778

Note:

(a)	Valuation analysis relied upon the usage of market data and the Black-Scholes Model in order to determine the fair value of the Replacement Warrants. Market data, including risk-free rates, stock price, and volatility was obtained from the S&P Global Market Intelligence database. Replacement Warrants that were out-of-the-money were valued utilizing the Black-Scholes Model and the full contractual term to expiration of the relevant Replacement Warrants. Replacement Warrants that were significantly in-the-money were valued using intrinsic value.

The following table summarizes the components of the acquired intangible assets and estimated useful lives:

	Intangible Assets	Estimated Useful Life
Trademarks and trade names	$240	5 years
Customer relationships – business enterprises	436	2 years
Customer relationships – consumer subscriptions	235	2 years
Total intangible assets acquired	$911

The intangible assets are amortized on a straight-line basis, which approximates the pattern in which the economic benefits are consumed, over their estimated useful lives.

The primary reason for the Merger was for Triller Corp to become a publicly traded entity and for AGBA to diversify revenue through Triller Corp’s short form social video app, AI driven content creation, SaaS offerings and TrillerTV streaming services. Goodwill resulting from the acquisition was primarily attributable to acquired workforce, an increase in development capabilities, increased offerings to clients, and enhanced opportunities for growth and innovation. The acquired intangible assets and goodwill resulting from the Merger Transaction are not amortizable for tax purposes.

For the year ended December 31, 2024, the Company provided full impairment on goodwill and intangible assets in the consolidated statements of operations and comprehensive loss as the Company suffered continuous losses resulting from lower revenues and increased costs.

Unaudited Pro Forma Information

The following table provides unaudited pro forma information as if Triller Corp had merged with the Company as of January 1, 2023. The unaudited pro forma information reflects adjustments for additional amortization resulting from the fair value adjustments to the assets acquired and liabilities assumed, adjustments for alignment of accounting policies, and transaction expenses as if the Merger occurred on January 1, 2023. The pro forma results do not include any anticipated cost synergies or other effects of the integrated merged companies. Accordingly, pro forma amounts are not necessarily indicative of the results that would have occurred had the Merger Transaction been completed on the dates indicated, nor is it indicative of the future operating results of the combined company.

	For the years ended December 31,
	2024	2023
Pro forma revenue	$63,281	$99,734
Pro forma net loss	$234,440	$347,963

NOTE 5 — SEGMENT INFORMATION

By assessing the qualitative and quantitative criteria established by ASC Topic 280, “Segment Reporting”, management has determined that the Company has four reportable segments, which include the Company’s social media, sports streaming, sports content, and financial services segments. The Company’s reportable segments reflect how the Company’s operations are managed, how the Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), allocates resources and evaluates performance, and how the Company’s internal financial reporting is structured.

For the year ended December 31, 2024, the Companies reportable segments comprised of the following:

1. Social media	The Social media segment consists of the Company’s operations related to its social media platform and related services for content creation and distribution

2. Sports streaming	The online streaming segment consists of the Company’s operations related to its online streaming service.

3. Financial services	The Financial services segment consists of revenues and costs incurred from the sale of investment products, offer asset management services and money lending services.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies.

The following tables present the summary information by segment for the years ended December 31, 2024 and 2023. The segment expenses regularly reviewed by the CODM are presented in the “Operating expenses” section of the table below. Other segment items for each reportable segment include “Other income (expense), net” disclosed in the table below.

	For the year ended December 31, 2024
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue
Loans interest income	—	—	151	—	—	151
Commission	—	—	20,348	—	—	20,348
Recurring asset management service fees	—	—	1,887	—	—	1,887
Advertising revenue	275	1	—	—	—	276
SaaS fees	707	—	—	—	—	707
Subscription fees and paid-per-view fees	19	4,088	—	—	—	4,107
Total revenue	1,001	4,089	22,386	—	—	27,476
Operating expenses

Operating expenses for social media and streaming platform	(522)	(3,491)	—	—	—	(4,013)
Commission expense	—	—	(10,531)	—	—	(10,531)
Sales and marketing expenses	(921)	(426)	(219)	—	—	(1,566)
Research and development expenses	(1,193)	(135)	(1,853)	—	—	(3,181)
Personnel and benefit expenses	(2,091)	(86)	(38,106)	(44,603)	—	(84,886)
Legal and professional fee	(3,048)	(70)	(2,321)	(16,931)	—	(22,370)
Legal and professional fee, related party	—	—	—	(949)	—	(949)
Office and operating fee, related party	—	—	(4,303)	—	—	(4,303)
Provision for allowance for expected credit losses	5	(10)	(2,544)	—	—	(2,549)
Other general and administrative expenses	(1,659)	(109)	(4,287)	(253)	—	(6,308)
Total operating expenses	(9,429)	(4,327)	(64,164)	(62,736)	—	(140,656)
Other income (expense), net
Interest income	6	—	19	765	(339)	451
Interest expense	(2,581)	(132)	(785)	(4,778)	339	(7,937)
Foreign exchange (loss) gain, net	—	16	(717)	—	—	(701)
Impairment on property and equipment	—	—	(104)	—	—	(104)
Impairment on intangible assets	(621)	(210)	(369)	—	—	(1,200)
Impairment on goodwill	(1,000,002)	(5,776)	—	—	—	(1,005,778)
Impairment on right-of-use assets	—	—	(1,664)	—	—	(1,664)
Investment loss, net	—	—	(15,971)	—	—	(15,971)
Change in fair value of convertible debts	4,447	—	—	—	—	4,447
Change in fair value of warrant liabilities	—	—	—	3,463	—	3,463
Sundry income	31	6	101	—	—	138
Total other expense, net	(998,720)	(6,096)	(19,490)	(550)	—	(1,024,856)
Income tax expense	—	—	—	—	—	—
Net loss	(1,007,148)	(6,334)	(61,268)	(63,286)	—	(1,138,036)

	For the year ended December 31, 2023
	Financial services	Corporate	Elimination	Consolidated
Revenue
Commission	50,069	—	—	50,069
Asset management service fees	3,963	—	—	3,963
Loans interest income	157	—	—	157
Total revenue	54,189	—	—	54,189
Operating expenses
Commission expense	(37,288)	—	—	(37,288)
Sales and marketing expenses	(2,496)	(1,213)	—	(3,709)
Research and development expenses	(949)	(3,608)	—	(4,557)
Personnel and benefit expenses	(128)	(27,090)	—	(27,218)
General and administrative	(17,856)	(6,622)	—	(24,478)
Total operating expenses	(58,717)	(38,533)	—	(97,250)
Other income (expense), net
Interest income	39	345	—	384
Interest expense	(388)	(396)	—	(784)
Others	6,715	(12,173)	—	(5,458)
Total other income (expense), net	6,366	(12,224)	—	(5,858)
Income tax expense	(280)	(7)	—	(287)
Net income (loss)	1,558	(50,764)	—	(49,206)

The following tables present a summary of the Company’s assets by reportable segment as of December 31, 2024 and 2023:

	As of December 31, 2024
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Long-term investments, net	—	—	25,455	—	—	25,455
Other assets	7,506	5,614	18,121	37,514	(43,632)	25,123
Total assets	7,506	5,614	43,576	37,514	(43,632)	50,578

	As of December 31, 2023
	Financial services	Corporate	Elimination	Consolidated
Long-term investments, net	25,725	—	—	25,725
Other assets	13,788	27,076	—	40,864
Total assets	39,513	27,076	—	66,589

The Company had capital expenditures of approximately $0.2 million and nil under the social media segment and other reportable segments for the year ended December 31, 2024, respectively.

The Company had no capital expenditures by reportable segment for the year ended December 31, 2023.

The Company’s major customers and operations are based in Hong Kong and the United States.

The social media and sports streaming segments were acquired during 2024. No such segments during 2023.

NOTE 6 — RESTRICTED CASH

As of December 31, 2024 and 2023, the Company has approximately $14.2 million and $16.8 million fund held in escrow, respectively. Fund held in escrow primarily comprised of escrow funds held in bank accounts on behalf of the Company’s customers. The Company is currently acted as a custodian to manage the assets and investment portfolio on behalf of its customers under the terms of certain contractual agreements, which the Company does not have the right to use for any purposes, other than managing the portfolio. Upon receiving escrow funds, the Company records a corresponding escrow liability.

NOTE 7 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	As of December 31,
	2024	2023
Accounts receivable	$3,388	$3,283
Accounts receivable – related parties	1,100	1,094
Less: allowance for expected credit losses	(1,615)	(312)
Accounts receivable, net	$2,873	$4,065

The accounts receivable due from related parties represented the management service rendered to the portfolio assets of related companies, which are controlled by stockholder, for a compensation of asset management service fee income at the predetermined rate based on the respective portfolio of asset values invested by the final customers. The amount is unsecured, interest-free and with a credit term mutually agreed.

The following table presents the activity in the allowance for expected credit losses:

	As of December 31,
	2024	2023
Balance at beginning of year	$312	$94
Additions from acquisition of subsidiaries	386	—
Additions	914	217
Foreign translation adjustment	3	1
Balance at end of year	$1,615	$312

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

For the years ended December 31, 2024 and 2023, the Company has assessed the probable loss and made a provision for allowance for expected credit losses of approximately $0.9 million and $0.2 million on accounts receivable, respectively.

NOTE 8 — LOANS AND NOTES RECEIVABLE, NET

(a)	Loans Receivables, net

The Company’s loans receivable, net was as follows:

	As of December 31,
	2024	2023
Residential mortgage loans	$1,164	$1,605
Less: allowance for expected credit losses	(38)	(1)
Loans receivable, net	$1,126	$1,604

Classifying as:
Current portion	$92	$549
Non-current portion	1,034	1,055
Loans receivable, net	$1,126	$1,604

The interest rates on loans issued ranged between 10.00% and 10.50% (2023: 9.00% to 10.50%) per annum for the year ended December 31, 2024. Mortgage loans are secured by collateral in the pledge of the underlying residential properties owned by the borrowers. As of December 31, 2024, the net carrying amount of the loans receivable was approximately $1.1 million which included an interest receivable of approximately $0.06 million.

Mortgage loans are made to either business or individual customers in Hong Kong for a period of 1 to 25 years, which are fully collateralized and closely monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of December 31, 2024 and 2023.

The following table presents the activity in the allowance for expected credit losses:

	As of December 31,
	2024	2023
Balance at beginning of year	$1	$—
Additions	36	1
Foreign translation adjustment	1	—
Balance at end of year	$38	$1

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

For the years ended December 31, 2024 and 2023, the Company has assessed the probable loss and made an allowance for expected credit losses of approximately $36,000 and $1,000 on loans receivable, respectively.

(b)	Notes Receivables, net

On February 24, 2023, the Company entered into a subscription agreement and a convertible loan note instrument (collectively the “Agreements”) with Investment A. Pursuant to the Agreements, the Company agrees to subscribe an aggregate amount of approximately $1.7 million notes, in batches, which are payable on or before January 31, 2024 and bears a fixed interest rate of 8% per annum. The Company sold all its convertible loan notes on Investment A to an independent third party on April 30, 2024 for a consideration of approximately $0.4 million.

As of December 31, 2023, the net carrying amount of the notes receivable was approximately $0.6 million, which including an interest receivable of approximately $0.03 million.

The following table presents the activity in the allowance for expected credit losses:

	As of December 31,
	2024	2023
Balance at beginning of year	$70	$—
Additions	155	70
Disposal	(227)	—
Foreign translation adjustment	2	—
Balance at end of year	$—	$70

In accordance with ASC Topic 326, the Company accounts for its allowance for expected credit losses on notes receivable using the CECL model. Periodic changes to the allowance for expected credit losses are recognized in the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2024 and 2023, the Company has evaluated the probable losses on the notes receivable and made an allowance for expected credit losses of approximately $0.16 million and $0.07 million, respectively.

NOTE 9 — DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES, NET

Deposits, prepayments and other receivables, net consisted of the following:

	As of December 31,
	2024	2023
Deposits	$1,528	$711
Prepayments	354	1,027
Other receivables	2,275	850
	4,157	2,588
Less: allowance for expected credit losses	(2,297)	(818)
Deposit, prepayments and other receivable, net	$1,860	$1,770

The following table presents the activity in the allowance for expected credit losses:

	As of December 31,
	2024	2023
Balance at beginning of year	$818	$42
Additions from acquisition of subsidiaries	6	—
Additions	1,444	774
Foreign translation adjustment	29	2
Balance at end of year	$2,297	$818

For the years ended December 31, 2024 and 2023, the Company has assessed the probable loss and made a provision for allowance for expected credit losses of approximately $1.4 million and $0.8 million on deposits and other receivables, respectively.

NOTE 10 — LONG-TERM INVESTMENTS, NET

Long-term investments, net consisted of the following:

	As of December 31,
	Ownership interest	2024	Ownership interest	2023
Marketable equity securities:
Investment C	0.00%*	1	0.00%*	1

Non-marketable equity securities:
Investment A	8.37%	5,479	8.37%	5,827
Investment B	3.63%	255	3.63%	342
Investment D	4.49%	16,621	4.47%	16,880
Investment E, related party	4.00%	525	4.00%	523
Investment F (a)	—	—	4.00%	2,152
Investment G (b)	56.93%	—	—	—
Investment H (c)	3.76%	2,574	—	—
Net carrying value		$25,455		$25,725

*	Less than 0.001%

Investments in Marketable Equity Securities

Investments in equity securities, such as, marketable securities, are accounted for at its current market value with the changes in fair value recognized in net gain (loss). Investment C was listed and publicly traded on Nasdaq Stock Exchange.

Investments in Non-Marketable Equity Securities

Investments in non-marketable equity securities consist of investments in limited liability companies in which the Company’s interests are deemed minor and long-term, strategic investments in companies that are in various stages of development. These investments do not have readily determinable fair values and, therefore, are reported at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

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

Notes:

(a)	On February 5, 2024, the Company entered into a purchase and sale agreement with an independent third party to sell all of its equity interest in Investment F for a purchase price of approximately $2.15 million and the transaction was completed on February 19, 2024.

(b)	In connection with the Merger Transaction, the Company held a 56.93% equity interest in Bare Knuckle Fighting Championships, Inc. (“BKFC”) as of December 31, 2024. BKFC is a licensed combat sports platform that stages live and streaming bareknuckle fighting events featuring established professionals in boxing, mixed martial arts, kickboxing and Muay Thai. Notwithstanding the Company’s majority equity ownership, the Company determined that it did not have a controlling financial interest and significant influence in BKFC, as it lacked the power to direct the activities that most significantly impact BKFC’s economic performance. Based on an evaluation of BKFC’s governance structure, contractual arrangements, and actual operating practices, strategic, operational, and financing decisions are all directed by BKFC’s founder, and BKFC operates independently of the Company. Accordingly, the Company accounted for its investment in BKFC as a non-marketable equity security measured at cost less impairment in accordance with ASC 321, Investments — Equity Securities.

(c)

In September 2024, the Company subscribed 285,353 Class C Units of Investment H, a Nevada limited liability private company, representing a 3.79% equity interest of Investment H as of transfer date, for a non-cash consideration of approximately $18.5 million. The consideration was payable by the issuance of 3.56 million shares of ordinary shares of AGBA at the current market value of 5.18 per share. Accordingly, the Company accounted for its investment in Investment H as a non-marketable equity security measured at cost less impairment in accordance with ASC 321, Investments — Equity Securities. (see Note 19(a)(vi))

Subsequently, the Company agreed to transfer all its equity interest in Investment H to a consulting firm for partial settlement of consultancy services (see Note 26(vii)).

The following table presents the movement of non-marketable equity securities as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Balance at beginning of year	$25,725	$34,590
Additions	18,457	289
Disposal	(2,152)	—
Adjustments:
Downward adjustments	(15,971)	(10,093)
Foreign exchange adjustment	(604)	939
Balance at end of year	$25,455	$25,725

Cumulative unrealized gains and losses, included in the carrying value of the Company’s non-marketable equity securities:

	As of December 31,
	2024	2023
Downward adjustments (including impairment)	$(53,318)	$(37,347)
Upward adjustments	6,209	6,209
Total	$(47,109)	$(31,138)

Investment loss, net is recorded as other expense in the Company’s consolidated statements of operations and comprehensive loss and consisted of the following:

	For the years ended December 31,
	2024	2023
Marketable equity securities:
Realized gain from sale of Investment C	$—	$1,544

Non-marketable equity securities:
Unrealized losses (including impairment) – Investment F	—	(9,922)
Unrealized losses (including impairment) – Investment B	(88)	(171)
Unrealized losses (including impairment) – Investment H	(15,883)	—
Dividend income	—	1,670
Investment loss, net	$(15,971)	$(6,879)

During the year ended December 31, 2024, the Company recognized investment loss of approximately $16.0 million, primarily related to Investment H. The fair value of Investment H was determined based on recent financing rounds of the investee. The Company evaluated differences in rights and preferences of the securities transacted compared to those held by Company, as well as the timing, volume, and nature of the transactions. Based on this evaluation, the Company concluded that the financing rounds provided observable evidence of fair value under current market conditions.

NOTE 11 — GOODWILL

The following table presents the change in the carrying amount of Goodwill:

	Social media	Sports streaming	Total
Balance at beginning of year:
Goodwill	$—	$—	$—
Accumulated impairment losses	—	—	—
	—	—	—

Change in carrying amounts during the year
Addition	1,000,002	5,776	1,005,778
Impairment losses	(1,000,002)	(5,776)	(1,005,778)
	—	—	—

Balance at end of year:
Goodwill	1,000,002	5,776	1,005,778
Accumulated impairment losses	(1,000,002)	(5,776)	(1,005,778)
	$—	$—	$—

The Company consummated the Merger Transaction pursuant to the Merger Agreement on October 15, 2024, whereby the Company acquired all the equity interest of Triller Corp. (see Note 4). This Merger Transaction gave rise to the Company recognizing approximately $1,005.8 million in goodwill as the difference between the consideration of approximately $785.7 million and the net liabilities of approximately $220.1 million of Triller Corp. as of the acquisition date. Goodwill is assigned to each of the two reporting units — social media and sports streaming. The carrying value of the reporting unit is determined by assigning the assets and liabilities, including the existing goodwill, to the reporting unit.

As of December 31, 2024, the Company performed a qualitative and quantitative annual assessment for goodwill impairment. Based on its qualitative analysis, which considered the reporting unit results, projections and industry specific considerations, the Company performed a further revision of the estimates of the fair value of both reporting units. The Company estimates fair value using a discounted cash flow model, which calculates the present value of future expected cash flows of its reporting units with a market-based discount rate. As part of this analysis, the Company also considered the potential impacts of the sensitivity of estimates and assumptions. The material assumptions used for the goodwill annual impairment test were forecasted revenue growth rates, forecasted cash flows from operations, weighted average cost of capital rate and long-term growth rate that reflect the risk inherent in the future cash flows. The Company considered historical rates and current market conditions when determining the discount and growth rates to use in its analyses. The Company applies assumptions that marketplace participants would consider in determining the fair value of its reporting unit.

As a result of the impairment assessment, the Company concluded it is uncertain whether it will generate economic benefit in the foreseeable future and that the fair value of each reporting unit is below its carrying value, primarily caused by adverse macroeconomic conditions affecting the Company. The Company recorded impairment loss on goodwill of approximately $1,005.8 million for the fiscal year ended December 31, 2024.

NOTE 12 — INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	Social media		Sports streaming	Financial services
	Trademarks and trade names	Customer relationships – business enterprises	Customer relationships – consumer subscriptions	Software	Total
At cost:	$240	$436	$235	$464	$1,375
Less: Accumulated amortization	(10)	(45)	(25)	(95)	(175)
Less: Accumulated impairment losses	(230)	(391)	(210)	(369)	(1,200)
Intangible assets, net	$—	$—	$—	$—	$—

The software was purchased from a system vendor in Hong Kong and amortized on a straight-line basis over its estimated useful lives. The Company also acquired other intangible assets in the Merger Transaction (see Note 4). These intangible assets are recognized at their estimated fair values as of the acquisition date:

(i)	Trademarks and trade names: Fair value was determined using the relief-from-royalty method by applying a royalty rate to forecasted revenue under the trade name. Significant assumptions included forecasted revenues, royalty rates derived from comparable licensing arrangements and discount rates reflecting the risk of the cash flows.

(ii)	Customer relationships – business enterprises: Fair value was determined using incremental profit method, which measured present values of the cash flows with the existing customers in place over the period of time. Significant assumptions included projected revenues attributable to existing customers, retention rates, and discount rates consistent with the risk profile of the assets.

(iii)	Customer relationships – consumer subscriptions: Fair value was determined using cost approach. This method estimates the fair value based on the expected cost to recreate the existing subscriber base and relies on assumptions regarding the average acquisition cost per-subscriber.

Amortization expense for the year ended December 31, 2024 was approximately $0.17 million on a straight-line basis over the estimated useful lives of the assets.

As of December 31, 2024, the Company considered there is uncertainty on future profit generation and performed impairment assessment on intangible assets and other non-current assets. Fair value is determined primarily using a discounted cash flow model that uses the estimated cash flows associated with the asset groups under review, discounted at a rate commensurate with the risk involved (see Note 11). The Company concluded the carrying amount derived from the anticipated undiscounted cash flows from the asset groups is less than its carrying amount, primarily caused by adverse macroeconomic conditions affecting the Company. During the year ended December 31, 2024, the Company recorded impairment loss on intangible assets of approximately $1.2 million in the other expense, net in the consolidated statements of operations and comprehensive loss.

NOTE 13 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	As of December 31,
	2024	2023
As cost:
Building	$—	$1,886
Furniture, fixtures and equipment	40	40
Computer equipment	243	243
Motor vehicles	—	109
	283	2,278
Less: accumulated depreciation and impairment	(283)	(557)
Property and equipment, net	$—	$1,721

Depreciation expense for the years ended December 31, 2024 and 2023 was approximately $0.1 million and $0.3 million, respectively. During the year ended December 31, 2024, the Company recorded a full impairment charge of approximately $0.1 million on property and equipment due to uncertainty of future revenue generation in Hong Kong.

On October 31, 2024, the Company entered into a preliminary sales and purchase agreement with an independent third party to sell an office premise with a cash consideration of approximately $1.6 million. The transaction completed in February 2025. As of December 31, 2024, the carrying value of the office premises was approximately $2.0 million and recorded as assets held for sale in the consolidated balance sheet.

NOTE 14 — ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consisted of the followings:

	As of December 31,
	2024	2023
Accounts payable	$53,752	$5,937
Provision for potential litigation expense	22,962	832
Music contingencies	23,793	-
Accrued professional expenses	28,627	10,471
Redemption liability	7,298	-
Loan interest payable	3,489	9
Loan interest payable – related party	1,251	-
Accrued payroll	2,636	1,071
Other accrued liabilities	7,344	1,434
Total	$151,152	$19,754

NOTE 15 — BORROWINGS

The borrowings consisted of the followings:

	As of December 31,
	2024	2023
Mortgage borrowings (a)	$868	$1,805
Short-term loans (b)	11,642	—
Short-term loans, related parties (c)	29,181	5,000
Factoring loan (d)	197	—
Total	$41,888	$6,805

Notes:

(a)	Mortgage Borrowings

In February 2023, the Company obtained a mortgage loan of approximately $1.8 million (equivalent to HK$14.0 million) from a finance company in Hong Kong, which bears an average interest rate at 13.75% per annum and becomes repayable in February 2024. The loan was pledged by a fixed charge on an office premise owned by the Company. As of December 31, 2024, the carrying value of the loan is approximately $0.9 million. On October 31, 2024, the Company entered into a preliminary sales and purchase agreement with an independent third party to sell the office premises with a cash consideration of approximately $1.6 million. The transaction is completed in February 2025.

In July 2024, the Company partially settled approximately $0.8 million, including approximately $0.02 million interest expense (equivalent to principal and interest of approximately HK$6.0 million and HK$0.15 million, respectively). The remaining principal and accrued interest are settled in February and June 2025.

(b)	Short-term Loans

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, which includes the short-term notes assumed at an aggregate principal amount of $11.0 million issued to various lenders (collectively, the “Short-term Loans”). The Short-term loans mature at various dates within the next twelve months and are included as current liabilities in the accompanying consolidated balance sheets. The Company incurred approximately $2.0 million in interest expense and made aggregate payments of approximately $4.1 million toward the various short-term loans during the year ended December 31, 2024. As of December 31, 2024, the aggregate outstanding principal and accrued interest was approximately $14.5 million.

On November 27, 2024, the Company also obtained a short-term loan of approximately $0.6 million from an independent third party in Hong Kong with a fixed interest rate of 6% per annum, repayable on December 31, 2024. The loan is unsecured and the fixed interest rate will increase to 15% per annum if there is any default on repayment.

As of the date of issuance of these consolidated financial statements, the Company has not repaid the amount due and considered default of settlement.

(c)	Short-term Loans, Related Parties

In September 2023, the Company obtained short-term loans of approximately $5.0 million from Giant Wisdom Ventures Limited, a company controlled by its controlling stockholder, which bears interest at a fixed rate of 12% per annum, repayable in October 2023. The borrowing is secured by a lien on the partial equity interest in Investment D owned by the Company.

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, which includes the borrowing entered with DeSilva 2000 Living Trust, a company controlled by the director of its subsidiaries, for a principal of approximately $0.2 million with a fixed interest rate of 1.85% per annum.

In October 2024, the Company entered a loan facility agreement with TAG Holdings Limited, its stockholder and immediate holding company, for borrowings up to $30.0 million. The loan is unsecured, repayable on demand and bears interest at a fixed rate of 6% per annum. As of December 31, 2024, the outstanding loan balance was approximately $18.4 million.

On October 16, 2024, Triller Corp. entered a short-term loan agreement with Giant Wisdom Ventures Limited, a company controlled by its controlling stockholder, for a principal of approximately $5.0 million with a fixed interest rate of 18% per annum. The loan is guaranteed by Triller Group and is collateralized by 5,000,000 shares of BKFC common stock. Both principal and accrued interest are due on January 16, 2025. In the event of a default, the interest rate increases to 21% per annum. As of December 31, 2024, the aggregate outstanding principal and accrued interest was approximately $5.2 million.

In November and December 2024, the Company obtained aggregate short-term loans of approximately $0.5 million from the Company’s Chief Operating Officer with a fixed interest rate of 6% per annum, repayable on December 31, 2024. The loans are unsecured and the fixed interest rate will increase to 15% per annum if there is any default on repayment.

(d)	Factoring loan

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp.’s subsidiary, Flipps Media Inc. (“Flipps”), which included certain sale of future receipts agreements (the “Agreements”) entered with certain third-party financing companies in October 2024. Pursuant to the Agreements, Flipps sold its future receipts of approximately $0.6 million for a principal amount of approximately $0.4 million. Flipps recorded a debt discount of approximately $0.03 million for the loan origination fees. The debt discount was amortized over the term of the loans with a range of four to twelve-month periods. The agreed weekly payment was approximately $0.03 million. As of December 31, 2024, the outstanding principal balance, net of debt discount, was approximately $0.2 million.

NOTE 16 — CONVERTIBLE DEBTS, NET

(i)	TFI Note

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, which includes convertible notes issued to Total Formation Inc. (“TFI”), stockholder of the Company and company controlled by its controlling stockholder, with a total principal balance of approximately $35.3 million and fair value of approximately $46.3 million (the “TFI Note”) as of the Acquisition Date. The TFI Note bears 15% annual interest and payable on demand by TFI at any time on or after August 1, 2024. The Company may prepay any amount owed under the note in whole or in part at any time without penalty or premium, plus unpaid accrued interest as of the date of such repayment. In the event that the Company fails to pay any amount due under this note when due or if the Company commences any case, proceeding, or other action relating to bankruptcy, insolvency, or reorganization, these events will constitute an event of default. An event of default will result in TFI having the option, by written notice to the Company, to declare the entire principal amount, together with all accrued but unpaid interest, payable immediately. If any amount payable under this TFI Note is not paid when due, such overdue amount shall bear interest at the default rate of 16% from the date of such non-payment until such amount is paid in full.

As of December 31, 2024, the TFI Note was reported at a fair value of approximately $46.3 million and is included in convertible debts under current liabilities in the consolidated balance sheets. For the period from the Acquisition date through December 31, 2024, the Company recognized a gain of approximately $5.8 million on the change in fair value of convertible debts in the accompanying consolidated statements of operations and comprehensive loss. As of the date of issuance of these consolidated financial statements, the Company has not repaid the amount due and considered default of settlement.

(ii)	Exchangeable Note

On October 16, 2024, the Company issued an exchangeable note of approximately $5.4 million to Giant Wisdom Ventures Limited which bears interest at a fixed rate of 15% per annum and mature on January 16, 2025. The note is secured by a pledge of 5,000,000 shares of common stock of BKFC owned by the Company. As of December 31, 2024, the fair value of the note is approximately $6.8 million. As of the date of issuance of these consolidated financial statements, the Company has not repaid the amount due and considered default of settlement.

(iii)	Convertible Promissory Note - Yorkville

On April 25, 2024, the Company entered into an amended and restated standby equity purchase agreement (the “First A&R SEPA”) with YA II PN, LTD (“Yorkville”), a Cayman Islands exempt limited partnership, and Triller Corp.

In connection with the A&R SEPA, Yorkville agreed to an advance to the Triller Corp in the form of convertible promissory notes in a principal amount up to approximately $8.51 million (the “First Pre-Paid Advance”). The First Pre-Paid Advance amounted to 94.0% of the principal amount to be drawn down. Interest shall accrue on the outstanding balance at an annual rate of 5%, subject to an increase to 18% upon an event of default as described in the agreement. The maturity date is 12 months after its issuance date.

On June 28, 2024, the Company, Triller Corp and Yorkville entered into the Second A&R SEPA to modify the First A&R SEPA dated April 25, 2024. Pursuant to the Second A&R SEPA, Yorkville provides to the Company financing in the principal amount of $25 million (the “Second Pre-Paid Advance”) in the form of an additional convertible promissory note, subject to the same terms in interest charge and maturity under the First Pre-Paid Advance. The Second Pre-Paid Advance is amounted to 94.0% of the principal amount to be drawn down. Pursuant to the Amended and Restated Pledge Agreement dated June 28, 2024 (the “Triller Pledge Agreement”), 3,000,000 shares of common stocks of BKFC held by Triller Corp. were pledged as collateral.

Yorkville may convert the First Pre-Paid Advance and Second Pre-Paid Advance into the common shares at any time after the Merger at a fixed conversion price equal to (i) the principal amount and interests, divided by (ii) the determination of the lower of (a) 100% of the volume weighted average price (“VWAP”) during the ten trading days preceding the closing date of the Merger (the “Fixed Price”), or (b) 92.5% of the lowest daily VWAP during the 10 consecutive trading days immediately preceding the conversion date or other date of determination (the “Variable Price”), provided that the Variable Price shall not be lower than the Floor Price. The “Floor Price”, solely with respect to the Variable Price, shall be equal to (i) a price equal to 40% of the average of the VWAPs during the ten (10) trading days immediately preceding the closing date of the Merger, and (ii) from and after the date of effectiveness of the initial registration statement, 40% of the VWAP of the trading day immediately prior to the date of effectiveness of the initial registration statement, if such price is lower than the price in part (i) of this sentence.

On July 2, 2024, the Company received approximately $23.35 million, net of approximately $0.15 million legal and professional fee as direct issuance costs incurred in arranging the Second A&R SEPA, from Yorkville. As of December 31, 2024, the Company issued convertible promissory notes in an aggregate of approximately $33.51 million to Yorkville.

On June 20, 2025, Yorkville effected a foreclosure under the Triller Pledge Agreement. Consequently, the Company transferred 3,000,000 shares of common stock of BKFC, previously pledged by Triller Corp. as collateral, to Yorkville in June 2025. (see Note 26(xi))

Common Warrants to Yorkville

Also, pursuant to the First A&R SEPA and Second A&R SEPA, the Company issued a warrant (the “Common Warrant”) to Yorkville to purchase up to a number of shares of common stock of the Company equal to 25% of the principal amount of the aggregated pre-paid advances divided by a price equal to the Fixed Price, each such Common Warrant with an exercise price equal to the Fixed Price. On June 28, 2024, the Company issued 1,431,561 common warrants to Yorkville at a fixed exercise price of $5.85 per share (see Note 17).

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

The Company recorded amortization of debt discount and direct issuance costs and accrued interest of convertible promissory notes payable in interest expense in the consolidated statements of operations and comprehensive loss of approximately $2.2 million and $0.9 million for the year ended December 31, 2024, respectively.

On November 26, 2024, Yorkville initiated litigation against Triller, Triller Corp., Triller Hold Co LLC, and Convoy Global Holdings Limited (“Defendants”) by filing a motion for summary judgment in lieu of a complaint pursuant to NY CPLR 3213 (the “Motion”), seeking a judgment finding Defendants liable for all amounts allegedly owed under the convertible promissory note, including interest, plus costs, legal fees, and expenses incurred by Yorkville (see Note 25). As of the date of issuance of these consolidated financial statements, the Company has not repaid the amount due and considered default of settlement.

NOTE 17 — WARRANTS

In connection with the Merger Transaction aforementioned in Note 4, the exercise prices for, and the shares underlying, all previously outstanding public warrants (“AGBA Public Warrants”), Class A warrants (“AGBA Class A Warrants”), and common warrants (“AGBA Common Warrants”) (collectively, “AGBA Warrants”) issued by AGBA were adjusted in accordance with the terms of such warrant instruments to reflect the previously announced and implemented 1.9365-to-1 Forward Split and 1-for-4 Reverse Split. An equitable adjustment with a combined ratio of 0.5:1 applied to the number of AGBA Ordinary Shares issuable on the exercise of each AGBA Warrants and the warrant price. Upon the closing, all warrants issued by AGBA and Triller Corp. were assigned to and assumed by Triller Group (“Triller Group Warrants”). Accordingly, as of the close of business acquisition on October 15, 2024, each AGBA Public Warrant became one Triller Group Warrant which entitles the holder thereof to purchase 0.25 shares of Triller Group Common Stock at an adjusted exercise price of $23.00 per whole share (provided, however, warrants are not exercisable for fractional shares, only whole shares; thereby a warrant holder would need to hold four warrants to yield one share). Each AGBA Class A Warrant and each AGBA Common Warrant became one Triller Group Warrant which entitles the holder thereof to purchase 0.5 shares of Triller Group Common Stock at an adjusted exercise price of two times of the original exercise price per whole share (provided, however, warrants are not exercisable for fractional shares, only whole shares; thereby a warrant holder would need to hold two warrants to yield one share). AGBA Public Warrants started trading on a post-adjustment basis as Triller Group Warrants on October 16, 2024 under the new ticker symbol “ILLRW”. All the warrants and their exercise prices are retroactively restated in effect to the forward stock split and reverse stock split (see Note 19).

The Company has issued different classes of warrants, as follows:

Equity Classified Warrants

(a)	Public Warrants

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

Once the warrants become exercisable, the Company may call the outstanding warrants (including any outstanding warrants issued upon exercise of the unit purchase option issued to Maxim Group LLC) for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption,

●	if, and only if, the last sales price of the common stock equals or exceeds $16.50 per share for any 20 trading days within a 30 trading day period ending three business days before the Company send the notice of redemption, and

●	if, and only if, there is a current registration statement in effect with respect to the common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the warrants for redemption as described above, the management of the Company will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the whole warrants for that number of common stock equal to the quotient obtained by dividing (x) the product of the number of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. Whether the Company will exercise its option to require all holders to exercise their warrants on a “cashless basis” will depend on a variety of factors including the price of its common stock at the time the warrants are called for redemption, the Company’s cash needs at such time and concerns regarding dilutive share issuances.

The public warrants qualify for the derivative scope exception under ASC 815 and are therefore presented as a component of stockholders’ (deficit) equity on the consolidated balance sheets without subsequent fair value re-measurement.

As of December 31, 2024 and 2023, there were 4,600,000 public warrants of Triller Group Warrants outstanding.

(b)	Replacement Warrants

On October 15, 2024, pursuant to the Merger Agreement, the Company issued 14,811,260 Triller Group Replacement Warrants to replace Triller Corp. warrants. Each replacement warrant entitles the holder thereof to purchase one share of common stock at a price ranges from approximately $0.03 to $26.70 per full share, subject to adjustment as discussed herein.

The replacement warrants may be exercised in full or in part during the exercise period from the issue date to 2035. The holders will have the option to exercise warrants on a “cashless exercise.” In such event, each holder would pay the exercise price by surrendering the whole warrants for that number of shares equal to the quotient obtained by dividing (x) the product of the number of shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the volume average reported last sale price of the shares for the 10 trading days prior to the exercise date.

As of December 31, 2024 and 2023, there were 14,811,260 and nil replacement warrants of Replacement Warrants outstanding, respectively.

Liability Classified Warrants

(a)	Warrant - Class A

On May 2, 2024, the Company issued 3,557,932 shares of common stock and the associated warrants to purchase up to 734,920 shares of common stock at a purchase price of $1.45 per share under the private placement, to an institutional investor, a director, officers and employees of the Company. The subscribers in private placement will receive one Warrant – Class A for every five shares of common stock subscribed. Each Warrant – Class A entitles the holder to purchase 0.5 share of common stock at an exercise price of $2.00 per share and shall be exercised with more than $500,000 per tranche. The warrants will be exercisable six months after the issuance date for a period of five years after the exercise date.

As of December 31, 2024 and 2023, there were 1,469,840 and nil Warrants - Class A of Triller Group Warrants outstanding, respectively, with aggregate value of approximately $1.0 million and nil, respectively.

(b)	Common Warrants

On June 28, 2024, the Company issued 1,431,561 common warrants to Yorkville, in connection with the Second A&R SEPA (see Note 16). Each common warrant entitles the holder to purchase 1 share of common stock with an exercise price of $5.85 per share.

As of December 31, 2024 and 2023, there were 1,431,561 and nil common warrants of Triller Group Warrants outstanding, respectively.

The Company has accounted for and presented Warrant – Class A and Common Warrants as liabilities on the consolidated balance sheets, in accordance with ASC 480. The fair value of the warrant liabilities is valued by an independent valuer using a Binominal pricing model. The warrant liabilities were classified as Level 3 due to the use of unobservable inputs.

The key inputs into the Binominal pricing model were as follows at their measurement dates:

	As of December 31, 2024
	Common Warrants	Warrants – Class A
Input
Share price	$2.38	$2.38
Risk-free interest rate	4.38%	4.37%
Volatility	52.67%	52.71%
Exercise price	$5.85	$2.00
Warrant remaining life (years)	4.49	4.84

NOTE 18 — OPERATING LEASES

The Company has entered into a commercial operating lease with an independent third party for the use of an office in Hong Kong. The lease has an original term exceeding 1 year, but not more than 3 years with an option to renew a further term of 3 years. The operating leases are included in “Right-of-use asset, net” on the consolidated balance sheets and represents the Company’s right to use the underlying assets during the lease term. The Company’s obligation to make lease payments are included in “Operating lease liabilities” on the consolidated balance sheets.

Supplemental balance sheet information related to the operating lease was as follows:

	As of December 31,
	2024	2023
Operating lease:
Right-of-use asset	$12,626	$12,512
Less: accumulated amortization and impairment	(12,626)	(1,004)
Right-of-use asset, net	$—	$11,508

Lease liabilities:
Current lease liabilities	$1,867	$1,229
Non-current lease liabilities	807	10,646
Total lease liabilities	$2,674	$11,875

Operating lease expense for the years ended December 31, 2024 and 2023 was approximately $2.6 million and $1.5 million, respectively.

In December 2024, the Company assessed that due to change of operation strategy in its financing service business, the Company believes that the right-of-use asset may not generate economic benefits in the foreseeable future. The Company considered it is reasonably certain not to exercise the renewal option and remeasured the right-of-use assets and corresponding lease liabilities as of the effective date of modification. The Company recorded a reduction in operating right-of-use assets and lease liabilities of approximately $8 million for the year ended December 31, 2024. Consequently, the Company recorded impairment on right-of-use asset of approximately $1.7 million during the year ended December 31, 2024.

Other supplemental information about the Company’s operating lease as of December 31, 2024 and 2023 are as follow:

	As of December 31,
	2024	2023
Weighted average discount rate	5.25%	6.58%
Weighted average remaining lease term (years)	1.42	5.42

Maturities of operating lease liabilities as of December 31, 2024 were as follows:

For the year ending December 31,	Operating lease
2025	$1,952
2026	814
Total minimum lease payments	2,766
Less: imputed interest	(92)
Total operating lease liabilities	$2,674

NOTE 19 — STOCKHOLDERS’ (DEFICIT) EQUITY

(a)	Common Stock

To date, the Company’s common stock is currently traded on the Expert Market of Over-the-Counter Markets Group under the symbol “ILLR”, which was previously traded on the Nasdaq Capital Market under the symbol “AGBA” or “ILLR”.

As of December 31, 2023, the Company has authorized shares of 1,000,000,000 common stocks with a par value of $0.001 per share.

On September 19, 2024, the stockholders of the Company approved the amendment to the Company’s Fifth Amended and Restated Memorandum and Articles of Association to increase the number of authorized common stock of the Company from 1,000,000,000 shares to 1,500,000,000 shares.

On October 1, 2024, the Company effected a 1.9365-to-1 forward stock split (the “Forward Split”), resulting in an increase in the total number of authorized common stocks from 1,500,000,000 to 2,904,753,145, an increase in the outstanding ordinary shares from 97,736,035 shares to 189,265,804 shares and a reduction of par value from $0.001 to $0.000516395 per share.

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

All share and warrant numbers and per share amounts are retroactively presented in this Form 10-K to reflect the impact of the Forward Split and the Reverse Split as if they had taken effect on January 1, 2023.

On October 15, 2024, the Company changed its legal jurisdiction from British Virgin Islands to the State of Delaware.

As of December 31, 2024 and to date, the Company has authorized share capital of 150,000,000,000 common stocks with a par value of $0.001 per share. As of December 31, 2023, the number of authorized common stock has been retroactively adjusted to 484,125,000 to reflect the impact of Forward Split and Reverse Split.

As of December 31, 2024, the Company has 138,143,817 shares of common stock issued and outstanding with below movement:

(i)	167,586 shares of common stock to the directors and officers of the Company under the Share Award Scheme (the “Scheme”), whose shares were vested in 2023.

(ii)	8,079,002 shares of common stock to a director, officers and employees of the Company to compensate for the contributions of their services and performance.

(iii)	3,157,068 shares of common stock to certain consultants to compensate their services rendered which included 636,899 shares issued to a related company owned by the former Chairman of the Company for advisory services. As of December 31, 2024, the unrecognized deferred equity compensation amounting to approximately $6.4 million was recorded and will be amortized over the remaining service period.

(iv)	484,125 shares of common stock to Apex Twinkle Limited to partially settle the finder fee payable.

(v)	3,557,932 shares of common stock and the associated warrants to purchase 734,920 shares of common stock at a purchase price of $1.45 per share under the private placement, to an institutional investor, a director, officers and employees of the Company, on May 2, 2024. Among 3,557,932 shares of common stock, in December 2023, the Company received gross proceeds of approximately $1.9 million from an institutional investor in exchange of 1,279,688 shares of common stock and settled the accrued salaries of approximately $1.2 million with an aggregate of 859,564 shares of common stock to a director, officers and employees of the Company. The remaining 1,418,680 shares of common stock were issued to a director of the Company.

(vi)	3,558,319 shares of common stock to stockholder of Investment H in September 2024 with the aggregate fair value of approximately $18.5 million, at the market value of $2.51 per share in exchange of 285,353 of Class C units of Investment H, equal to 3.79% of its equity interest as of transfer date. (see Note 10(c))

(vii)	1,306,970 shares of common stock to the directors and officers for the settlement of the accrued salaries and salaries incurred during the year.

(viii)	290,475 shares of common stock to the independent directors of the Company under the 2024 Equity Incentive Plan.

(ix)	480,426 shares of common stock to Yorkville as a commitment fee pursuant to A&R SEPA. (see Note 16(iii))

(x)	83,468,631 shares of common stock to the Triller Corp stockholders in connection with the Merger Transaction. (see Note 4)

(xi)	183,815 shares of common stock for settlement of claims that related to the affairs of Triller Corp. prior to the Closing date with common stock held in escrow. (see Note 4)

(xii)	168,477 fractional shares of common stock resulting from rounding up to whole shares upon the effectiveness of Reverse Split.

There were 138,143,817 and 33,240,991 shares of common stock issued and outstanding, as of December 31, 2024 and 2023, respectively.

To the date of the accompanying consolidated financial statements issued, there were 197,266,991 shares of common stock issued and outstanding. The subsequent issuance of substantial number of common stocks is listed from (i) to (vii) in Note 26.

For the years ended December 31, 2024 and 2023, the Company recorded approximately $77.8 million and $11.2 million stock-based compensation expense, respectively which is included in the personnel and benefit expense and legal and professional fee in the consolidated statements of operations and comprehensive loss.

(b)	Preferred Stock

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

As of December 31, 2024 and to date, the Company has authorized a total of 100,000,000 shares of preferred stock with a par value of $0.001 per share. Of this amount the Company has authorized 50,000,000 shares and 50,000,000 shares to two classes of preferred stock, Series A-1 Preferred Stock and Series B Preferred Stock, respectively.

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

In connection with the Merger Transaction, 11,801,804 shares of Series A-1 Preferred Stock are issued to the holders of Triller Corp. preferred stock and 11,801,804 shares of Series A-1 Preferred Stock are to be issued to dom Ventures Limited.

There were 11,801,804 and nil shares of Series A-1 Preferred Stock issued and outstanding as of December 31, 2024 and 2023, respectively.

Series B Preferred Stock

The Company designated up to 35,000 shares of Series B Preferred Stock, with a par value of $0.001 per share. Each share of Series B Preferred Stock shall be entitled to 10,000 votes for each share of Series B Preferred Stock held by such holder.

In connection with the Merger Transaction, the Company issued an aggregate of 30,851 shares of super voting Series B preferred stock of the Company (the “Super Voting Shares”) to Green Nature Limited (“GNL”), a company controlled by the controlling stockholder of the Company, with each Super Voting Share entitled to 10,000 votes on all matters.

There were 30,851 and nil shares of Series B Preferred Stock issued and outstanding as of December 31, 2024 and 2023, respectively.

(c)	Preferred Stock To Be Issued

There were 11,801,804 shares of Series A-1 preferred stock to be issued in connection with the Merger Transaction which were subsequently settled with 11,807,332 common stocks in March 2025 (see Note 4).

(d)	Common Stock To Be Issued

As of December 31 ,2024, the Company has committed to issue common stocks as compensation for services:

(i)	9,682,500 common stocks to a consultant under a consulting agreement.

(ii)	5,340,211 common stocks to directors, officers and employees under equity incentive plans for their service and performance

There were 15,022,711 and 2,350,081 shares of common stock to be issued, as of December 31, 2024 and 2023, respectively.

(e)	Common Stock Held In Escrow

There were 24,206,246 shares of common stock deposited into an escrow account in the name of the Company, acting as escrow agent, in connection with the Merger Transaction (see Note 4).

During the year ended December 31, 2024, 183,815 shares of common stock held in escrow are transferred out to settle claims that relate to the affairs of Triller Corp. prior to the Closing date.

There were 24,022,431 and nil shares of common stock held in escrow issued and outstanding as of December 31, 2024 and 2023, respectively.

(f)	Forgiveness of Amount Due to Stockholder

During the years ended December 31, 2024 and 2023, stockholder of the Company agreed to forgive a debt of nil and approximately $12.6 million , in aggregate, respectively representing certain amounts due to it and treat as additional paid-in capital.

(g)	2023 Share Award Scheme (the “Share Award Scheme”)

Pursuant to the Share Award Scheme, the Company filed S-8 registration statement to register up to 5,652,352 shares of common stock on February 24, 2023.

The fair value of the common stock granted during the period is measured based on the closing price of the Company’s common stocks as reported by Nasdaq Exchange on the date of grant. For those vested immediately on the date of grant, the fair value is recognized as stock-based compensation expense in the consolidated statements of operations and comprehensive loss.

As of December 31, 2024, 14,556 shares of common stock are available to issue under the Share Award Scheme.

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

During the year ended December 31, 2024 and 2023, the Company recorded approximately $0.8 million and $1.9 million stock-based compensation expense, respectively which is included in the personnel and benefit expenses in the consolidated statements of operations and comprehensive loss.

As of December 31, 2024, total unrecognized compensation remaining to be recognized in future periods for RSUs totaled approximately $0.5 million. They are expected to be recognized over the weighted average period of 0.89 years.

A summary of the activities for the Company’s RSUs as of December 31, 2024 and 2023 is as follow:

	As of December 31,
	2024		2023
	Number of RSUs	Weighted Average Grant Price	Number of RSUs	Weighted Average Grant Price

Outstanding, beginning of year	634,072	$5.09	2,420,625	$5.09
Granted	—	$—	(167,770)	$—
Vested	(95,525)	$5.09	(1,618,783)	$5.09
Forfeited	(149,864)	$5.09	—	$—
Outstanding, end of year	388,683	$5.09	634,072	$5.09

(h)	2024 Equity Incentive Plan

Pursuant to the 2024 Equity Incentive Plan (the “2024 Plan”), the Company filed S-8 registration statement to register 7,746,000 and 30,998,400 shares of common stock on August 29, 2024 and November 27, 2024, respectively.

The fair value of the common stock granted during the period is measured based on the closing price of the Company’s common stock as reported by Nasdaq Exchange on the date of grant. For those vested immediately on the date of grant, the fair value is recognized as stock-based compensation expense in the consolidated statements of operations and comprehensive loss.

As of December 31, 2024, 24,508,411 shares of common stock are available to issue under the 2024 Plan.

RSUs previously held by Triller Corp. (“Triller RSUs”)

In connection with the Merger Transaction, the Company approved the conversion of all RSUs under Triller Corp. into 17,004,025 shares of common stocks of the Company as RSUs to certain employees, and the reservation of an aggregate of 17,004,025 shares of common stocks for future issuance upon the vesting of the RSUs. Triller RSUs typically will be vested over one to three years period from 2025 to 2027.

The fair value is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis. The valuations assume no dividends will be paid.

During the year ended December 31, 2024 and 2023, the Company recorded approximately $20.3 million and nil stock-based compensation expense, respectively which is included in the personnel and benefit expenses in the consolidated statements of operations and comprehensive loss.

As of December 31, 2024, total unrecognized compensation remaining to be recognized in future periods for RSUs totaled approximately $74.9 million. They are expected to be recognized over the weighted average period of 1.29 years.

A summary of the activities for the Triller RSUs as of December 31, 2024 and 2023 is as follow:

	As of December 31,
	2024		2023
	Number of RSUs	Weighted Average Grant Price	Number of RSUs	Weighted Average Grant Price

Outstanding, beginning of year	—	$—	—	$—
Granted	17,004,025	$5.60	—	$—
Outstanding, end of year	17,004,025	$5.60	—	$—

Share Incentive (the “Incentive Scheme”)

During the year ended December 31, 2024, an aggregate of 16,266,600 shares were granted to the former chairman, directors and officers of the Company and vested upon closing of the Merger Transaction. Among these, 4,841,250 were vested monthly in equal instalments over next two years from the Closing Date.

The fair value is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis. The valuations assume no dividends will be paid.

The Company issued 6,584,100 shares of common stock to the directors and officers of the Company, whose shares were vested in 2024.

During the year ended December 31, 2024 and 2023, the Company recorded approximately $40.8 million and nil stock-based compensation expense, respectively which is included in the personnel and benefit expenses in the consolidated statements of operations and comprehensive loss.

As of December 31, 2024, total unrecognized compensation remaining to be recognized in future periods for Incentive Scheme totaled approximately $11.3 million. They are expected to be recognized over the weighted average period of 0.96 years.

A summary of the activities for the Incentive Plan as of December 31, 2024 and 2023 is as follow:

	As of December 31,
	2024		2023
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price

Outstanding, beginning of year	—	$—	—	$—
Granted	16,266,600	$3.68	—	$—
Vested	(11,828,788)	$3.68	—	$—
Outstanding, end of year	4,437,812	$3.68	—	$—

NOTE 20 — OPERATING EXPENSES

Personnel and Benefit Expense

Personnel and benefit expense mainly consisted of salaries and bonus paid and payable to the employees, a portion of which was settled by the issuance of common stock of the Company.

During the years ended December 31, 2024 and 2023, the Company recorded approximately $84.9 million and $27.2 million personnel and benefit expense, of which approximately $67.7 million and $3.3 million was stock-based related, respectively.

Other General and Administrative Expenses

The Company incurred different types of expenditures under other general and administrative expenses. They primarily consist of depreciation and amortization, allowance for expected credit losses, legal and professional fees, and management fee expenses which are allocated for certain corporate office expenses.

During the years ended December 31, 2024 and 2023, the Company recorded approximately $36.5 million and $24.5 million other general and administrative expenses, respectively.

NOTE 21 — NET LOSS PER SHARE

As the Company reported a net loss for the years ended December 31, 2024 and 2023, it was required by ASC 260 to use basic weighted-average shares outstanding when calculating diluted net loss per share for the years ended December 31, 2024 and 2023, as the potential dilutive securities are anti-dilutive.

	For the years ended December 31,
	2024	2023
Numerator:
Net loss	$(1,138,036)	$(49,206)

Denominator:
Weighted average shares outstanding
- Basic and diluted	62,956,073	31,596,610

Net loss per share
- Basic and diluted	$(18.08)	$(1.56)

For the years ended December 31, 2024 and 2023, diluted weighted average common stock outstanding is equal to basic weighted average common stock, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

NOTE 22 — INCOME TAX EXPENSE

The provision for income tax expense consisted of the following:

	For the years ended December 31,
	2024	2023
U.S.	$—	$—
Other than U.S.	—	287
Income tax expense	$—	$287

	For the years ended December 31,
	2024	2023
Current tax	$—	$332
Deferred tax	—	(45)
Income tax expense	$—	$287

The Company’s subsidiaries mainly operate in Hong Kong and the U.S. that are subject to taxes in the jurisdictions in which they operate, as follows:

British Virgin Islands

The Company’s subsidiaries are incorporated in the British Virgin Islands and is not subject to taxation. In addition, upon payments of dividends by these entities to their stockholders, no British Virgin Islands withholding tax will be imposed.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at the income tax rates ranging from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year.

For the years ended December 31, 2024 and 2023, Hong Kong profits tax is calculated in accordance with the two-tiered profits tax rates regime. The applicable tax rate for the first HK$ 2 million of assessable profits is 8.25% and assessable profits above HK$ 2 million will continue to be subject to the rate of 16.5% for corporations in Hong Kong, effective from the year of assessment 2018/2019.

United States of America

Upon the domiciliation from the British Virgin Islands to the State of Delaware, the Company is subject to the federal income tax rate of 21%.

The reconciliation of income tax rate to the effective income tax rate based on loss before income tax expense for the years ended December 31, 2024 and 2023 are as follows:

	For the years ended December 31,
	2024	2023

Loss before income taxes	$(1,138,036)	$(48,919)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(187,776)	(8,072)
Income not subject to taxes	(7,641)	(2,563)
Non-deductible items:
- Share based compensation	12,833	1,854
- Investment loss	2,635	1,135
- Others (a)	178,777	—
Effect of difference tax jurisdiction	(309)	—
Under provision of prior years	—	221
Change in valuation allowance	1,481	7,733
Tax holiday	—	(21)
Income tax expense	$—	$287

Note:

(a)	For the year ended December 31, 2024, other non-deductible expenses mainly consisted of impairment loss on goodwill and other non-current assets.

The following table sets forth the significant components of the deferred tax assets of the Company as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Deferred tax assets, net:
Net operating loss carryforwards	$10,446	$8,909
Less: valuation allowance	(10,446)	(8,909)
Deferred tax assets, net:	$—	$—

The movement of valuation allowance is as follows:

	For the years ended December 31,
	2024	2023
Balance as of beginning of the year	$(8,909)	$(5,461)
Additions	(1,537)	(3,448)
Balance as of end of the year	$(10,446)	$(8,909)

As of December 31, 2024 and 2023, the operations incurred approximately $61.5 million and $54.0 million, respectively of cumulative net operating losses, which can be carried forward to offset future taxable income. Net operating loss can be carried forward indefinitely but cannot be carried back to prior years. There are no group relief provisions for losses or transfers of assets under Hong Kong tax regime. Each company within a corporate group is taxed as a separate entity. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes that it is more likely that not all of these assets will be realized in the future. The valuation allowance is reviewed annually.

Uncertain tax positions

The Company evaluates the uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2024 and 2023, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties related to potential underpaid income tax expenses for the years ended December 31, 2024 and 2023 and also did not anticipate any significant increases or decreases in unrecognized tax benefits in the next 12 months from December 31, 2024.

NOTE 23 — RELATED PARTY BALANCES AND TRANSACTIONS

The table below sets forth major related parties of the Company and their relationships with the Company.

Name	Relationship with the Company
Mr. Tsai Ming Hsing, Richard (“Mr. Tsai”)	Controlling stockholder of the Company
Mr. Ng Wing Fai (“Mr. Ng”)	Chief Executive Officer and Executive Director of the Company
Mr. Robert E. Diamond, Jr. (“Diamond”)	Former chairman of the Company (resigned on December 12, 2024)
Ms. Wong Suet Fai Almond	Chief Operating Officer of the Company
TAG Holdings Limited	Stockholder and immediate holding company of the Company
TAG Financial Holdings Limited	Company controlled by Mr. Tsai
Convoy Financial Services Limited	Company controlled by Mr. Tsai
Convoy Global Holdings Limited	Company controlled by Mr. Tsai
Giant Wisdom Ventures Limited	Company controlled by Mr. Tsai
Green Nature Limited	Company controlled by Mr. Tsai
Total Formation Inc.	Stockholder of the Company and company controlled by Mr. Tsai
JFA Capital	Investment private funds controlled by Mr. Tsai
NSD Capital	Investment private funds controlled by Mr. Tsai
Atlas Merchant Capital LLC	Company controlled by Diamond
DeSilva 2000 Living Trust	Company controlled by director of subsidiaries of the Company
HCMPS Healthcare Holdings Limited	Company with common director – Mr. Ng

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by the stockholder. Amounts represent advances or amounts paid in satisfaction of liabilities.

(i)	Related party balances

Related party balances consisted of the following:

		As of December 31,
		2024	2023

Balance with related parties:
Accounts receivable	(a)	$—	$1,094
Other current liabilities	(b)	$1,251	$—
Borrowings	(c)	$29,181	$5,000
Amount due to stockholder	(d)	$—	$2,906
Long-term investment – Investment E	(e)	$525	$523
Convertible debts	(f)	$53,106	$—

(a)	Accounts receivable due from related parties represented the management service rendered to two individual close-ended investment private funds registered in the Cayman Islands, which are controlled by the controlling stockholder of the Company.

(b)	Other current liabilities due to related parties represented the interest payable accrued on the short-term borrowings from four related parties (see Note 15(c)).

(c)	Borrowings consisted of short-term loans obtained from the Company’s Chief Operating Officer, TAG Holdings Limited, Giant Wisdom Ventures Limited and DeSilva 2000 Living Trust. The amounts were secured, interest-bearing and repayable on demand (see Note 15(c)).

(d)	Amount due to stockholder are those nontrade payables arising from transactions between the Company and TAG Holdings Limited, such as advances made by TAG Holdings Limited on behalf of the Company, advances made by the Company on behalf of TAG Holdings Limited, and allocated shared expenses paid by TAG Holdings Limited. During the years ended December 31, 2024 and 2023, amounts due to stockholder of nil and $12.6 million, respectively, were forgiven (see Note 19(f)).

(e)	In May 2021, the Company purchased 4% equity interest in HCMPS Healthcare Holdings Limited, which has common director with the Company, based on historical cost.

(f)	The convertible debts obtained from Total Formation Inc. and Giant Wisdom Ventures Limited. (see Note 16).

(ii)	Transactions with related parties

In the ordinary course of business, during the years ended December 31, 2024 and 2023, the Company involved with transactions, either at cost or current market prices and on the normal commercial terms among related parties. The following table provides the transactions with these parties for the periods as presented (for the portion of such period that they were considered related):

		For the years ended December 31,
		2024	2023

Asset management service income	(g)	$-	$970
Office rental and operating fees	(h)	$4,303	$6,040
Legal and professional fees	(i)	$949	$333
Interest expense	(j)	$1,024	$-

(g)	Under the management agreements, the Company shall provide management service to the portfolio assets held by two individual close-ended investment private funds in the Cayman Islands, which are controlled by the controlling stockholder of the Company, for a compensation of asset management service fee income at the predetermined rate based on the respective portfolio of asset values invested by the final customers.

(h)	Pursuant to the service agreement, the Company agreed to pay the office and administrative expenses to TAG Holdings Limited and Convoy Financial Services Limited for the use of office premises, including, among other things, building management fees, government rates and rent, office rent, and lease-related interest and depreciation that were actually incurred.

(i)

On September 19, 2023, the Company entered into an advisory services agreement with Atlas Merchant Capital LLC, a company controlled by its former chairman, for a monthly fee of approximately $0.8 million. The service will be terminated by either party upon 90 days prior written notice.

(j)	The interest expense incurred for borrowings from four related parties (see Note 15(c)).

Apart from the transactions and balances detailed above and elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

NOTE 24 — RISK AND UNCERTAINTIES

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the years ended December 31, 2024 and 2023, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at year-end dates, are presented as follows:

	For the year ended December 31, 2024		As of December 31, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$4,726	17%	$141
Customer B	$3,841	14%	$—

	For the year ended December 31, 2023		As of December 31, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$14,452	27%	$1,092
Customer B	$5,961	11%	$61
Customer C	$5,923	11%	$2

(b)	Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents, restricted cash, accounts receivable, loans receivable, and notes receivables. Cash equivalents are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. As of December 31, 2024, the Company maintained a total of approximately $17.26 million at financial institutions, consisting of approximately $15.86 million held in Hong Kong, including a cash balance of approximately $1.66 million and escrow funds of approximately $14.20 million, of which approximately $15.86 million was subject to credit risk, and approximately $1.40 million in cash held in the United States. These balances are protected by the Hong Kong Deposit Protection Board, which provides coverage up to a limit of HK$0.8 million (approximately $0.1 million) if the bank with which an individual/a company hold its eligible deposit fails, effective from October 1, 2024, and the Federal Deposit Insurance Corporation (“FDIC”) in the United States. While management considers these financial institutions to be of high credit quality, it continuously monitors their creditworthiness.

For accounts receivable and loans and notes receivables, the Company determines, on a continuing basis, the probable losses and sets up an allowance for expected credit losses based on the estimated realizable value. Credit of money lending business is controlled by the application of credit approvals, limits and monitoring procedures.

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

The Company’s major operations are conducted in Hong Kong and the United States of America. Accordingly, the political, economic, and legal environments in Hong Kong and the United States of America, as well as the general state of their economies may influence the Company’s business, financial condition, and results of operations.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.

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

For the years ended December 31, 2024 and 2023, the Company recorded the foreign exchange loss of approximately $0.70 million and foreign exchange gain of approximately $0.91 million, respectively, mainly attributable from the long-term investments which are mostly denominated in Sterling.

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

NOTE 25 — COMMITMENTS AND CONTINGENCIES

Contractual Commitments

Sale and Purchase Agreement with Sony Life Singapore

Pursuant to the agreement dated April 5, 2023, entered with Sony Life Singapore Pte. Ltd. (“SLS”), an independent third party, the Company is committed to purchase 100% equity interest in Sony Life Financial Advisers Pte. Ltd. for a cash consideration of SGD2.5 million (equivalent to approximately $1.88 million). On December 28, 2023, the Company and SLS entered into a second supplementary agreement to extend the closing date of the transaction from December 31, 2023 to March 31, 2024. On March 29, 2024, the Company and SLS entered into a third supplementary agreement to extend the closing date of the transaction from March 31, 2024 to May 9, 2024. Pursuant to the third supplementary agreement, the Company paid SGD0.25 million (equivalent to approximately $0.19 million) to SLS as the partial payment to cash consideration on April 12, 2024. On May 9, 2024, the Company and SLS entered into a fourth supplementary agreement to extend the closing date of the transaction from May 9, 2024 to May 20, 2024. On June 18, 2024, the Company and SLS entered into a fifth supplementary agreement to extend the closing date of the transaction from May 20, 2024 to July 31, 2024. Pursuant to the fifth supplementary agreement, the Company paid an aggregate of SGD0.15 million (equivalent to approximately $0.11 million) as the extension fee and indemnification fee in July 2024. On October 3, 2024 and January 30, 2025, the Company and SLS entered into the sixth and seventh supplementary agreements, respectively to extend the closing date of the transaction to February 28, 2025.

Subsequently on March 14, 2025, SLS issued a termination notice to terminate the agreement due to the Company’s failure to complete the transaction. On April 21, 2025, the Company and SLS entered into a settlement agreement under which the Company is obligated to pay SLS a settlement amount of SGD 1.85 million (equivalent to approximately $1.4 million) on or before August 31, 2025. In addition, SLS has claimed further damages of SGD 0.1 million (equivalent to approximately $0.07 million) arising from the Company’s breach of its obligations under the agreement. Both the settlement amount and the additional damages claim bear interest at a rate of 5.33% per annum, accruing from March 5, 2025, until the date of full payment.

Legal Matters and Other Contingencies

From time to time, the Company is party to various claims and legal proceedings incident to the operation of its business. For example, the Company is currently involved in proceedings brought by music companies relating to the payment of royalties for music used on its platform, employment and related matters, consumer class actions and suits alleging, among other things, violations of state consumer protection or privacy laws, and contractual disputes over representations and warranties and post-closing obligations associated with business acquisitions.

In addition, third parties have from time to time claimed, and others may claim in the future, that the Company has infringed their intellectual property rights. The Company is subject to intellectual property disputes, including patent infringement claims, and management expects that it will continue to be subject to intellectual property infringement claims as its services expand in scope and complexity. The Company is not presently involved in any patent infringement and other intellectual property-related lawsuits. The Company may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts, and the Company becomes subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries are either unclear or less favorable. Management believes that additional lawsuits alleging that the Company has violated patent, copyright or trademark laws may be filed against it. Intellectual property claims, whether meritorious or not, are time consuming and often costly to resolve, could require expensive changes in the Company’s methods of doing business or the goods it sells, or could require the Company to enter into costly royalty or licensing agreements.

The Company is also subject to consumer claims or lawsuits relating to alleged violations of consumer protection or privacy rights and statutes, some of which could involve potentially substantial claims for damages, including statutory or punitive damages. Consumer and privacy-related claims or lawsuits, whether meritorious or not, could be time consuming, result in costly litigation, damage awards, fines and penalties, injunctive relief or increased costs of doing business through adverse judgment or settlement, or require the Company to change its business practices, sometimes in expensive ways.

The Company is also subject to, or in the future may become subject to, a variety of regulatory inquiries, audits, and investigations across the jurisdictions where it conducts business, including, for example, inquiries related to consumer protection, employment matters and/or hiring practices, marketing practices, tax, unclaimed property and privacy rules and regulations. Any regulatory actions against the Company, whether meritorious or not, could be time consuming, result in costly litigation, damage awards, fines and penalties, injunctive relief or increased costs of doing business through adverse judgment or settlement, require the Company to change its business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources, materially damage its brand or reputation, or otherwise harm its business.

Legal expenses related to defense, negotiations, settlements, rulings and advice of outside legal counsel are expensed as incurred.

The Company establishes an accrued liability for loss contingencies related to legal and regulatory matters when the loss is both probable and reasonably estimable. Those accruals represent management’s best estimate of probable losses and, in such cases, there may be an exposure to loss in excess of the amounts accrued. For certain of the matters described above, there are inherent and significant uncertainties based on, among other factors, the stage of the proceedings, developments in the applicable facts of law, or the lack of a specific damage claim.

The Company’s accrued liabilities for loss contingencies related to legal and regulatory matters may change in the future as a result of new developments, including, but not limited to, the occurrence of new legal matters, changes in the law or regulatory environment, adverse or favorable rulings, newly discovered facts relevant to the matter, or changes in the strategy for the matter. Regardless of the outcome, litigation and other regulatory matters can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

The following describes material legal proceedings in which the Company is involved as of December 31, 2024:

(i)	Action Case: CACV 1116/2025 (on appeal from HCA702/2018)

On March 27, 2018, the writ of summons was issued against the Company and seven related companies of the former shareholder (the “Defendants”) by the Plaintiff. This action alleged the infringement of certain registered trademarks currently registered under the Plaintiff. On February 23, 2023, the Court granted leave for this action be set down for trial of 13 days, and the trial will commence on November 25, 2024. On October 31, 2025, the Court granted judgement in favor of the Plaintiff. On November 28, 2025, the Defendants lodged and served the Notice of Appeal (CACV 1116/2025) to the Court of Appeal. Legal counsel of the Company will continue to handle in this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the appeal or the range of reasonably possible loss as the Court is in the process of quantifying the amount of damages.

(ii)	Action Case: HCA765/2019

On April 30, 2019, the writ of summons was issued against the Company’s subsidiary, three related companies and the former directors, stockholders and financial consultant by the Plaintiff. This action alleged the deceit and misrepresentation from an inducement of the fund subscription and claimed for compensatory damage of approximately $2.6 million. On April 18, 2024, the court made an order that the plaintiff shall set the case down for trial on or before July 6, 2024 for a 7 days trial before a judge and there shall be a pre-trial review before the trial judge on a date 12 weeks before the trial. The plaintiff and the defendants agreed on a time extension until August 8, 2024 to set the case down for trial. On August 9, 2024, the Court made an order that the case be adjourned to January 14, 2025 for another case management conference. On February 17, 2025, the Company filed an amended defence to the court and the next case management conference is fixed to be heard on January 6, 2026. The case be adjourned to July 21, 2026 for another case management conference and parties can attempt mediation to resolve the dispute before the schedule case management conference. Legal counsel of the Company will continue to handle this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonably possible loss, if any.

(iii)	Action Case: HCA2097 and 2098/2020

On December 15, 2020, the writs of summons were issued against the Company and the former consultant by the Plaintiff. This action alleged the misrepresentation and conspiracy causing the loss from the investment in corporate bond and claimed for compensatory damage of approximately $1.7 million. The Company previously made approximately $0.8 million as contingency loss for the year ended December 31, 2021. Parties participated in a mediation held on March 25, 2022 and negotiated for settlement through without prejudice correspondence, no settlement was reached. The pre-trial review is fixed to be heard on January 29, 2026 and the 6-days trial is fixed to be heard from May 14 to 21, 2026. The case is on-going and legal counsel of the Company will continue to handle this matter. As of December 31, 2024, the Company accrued a legal provision of approximately $0.8 million as a liability in the consolidated balance sheets.

(iv)	Sony Music Entertainment

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the litigation with Sony Music Entertainment (“Sony”) alleging claims for breach of contract, copyright infringement, contributory copyright infringement, and vicarious copyright infringement. The court entered judgement pursuant to stipulation in the amount of approximately $3.6 million requiring Triller Corp to make monthly payments through May 21, 2025. Triller Corp defaulted on the payments and judgement was entered against Triller Corp on August 27, 2024 for the full amount due. As of December 31, 2024 , approximately $3.6 million is included as a liability in the consolidated balance sheets.

(v)	Sony Music Publishing Europe Limited (“SOLAR”)

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the complaint filed by SOLAR in the London, United Kingdom Circuit Common Court alleging claims of songwriter/producer music publishing rights infringement. A default judgement for £3.8 million was ruled in SOLAR’s favor and SOLAR filed an action in the Superior Court of California for the County of Los Angeles for recognition of this foreign country money judgment in the amount of approximately $4.4 million. As of December 31, 2024, this amount is included as a liability in the consolidated balance sheets.

(vi)	Music Licensing

Triller Corp has outstanding contractual obligations to various record labels, music publishers and performing rights organizations (collectively, “Rightsholders”) who have licensed to Triller Corp the right to use sound recordings and musical compositions in connection with the operation of the Triller app and other aspects of the Company’s business. As of December 31, 2024, the Company has recorded liabilities in the amount of approximately $30.0 million for unpaid amounts owed under its music licenses. Triller Corp is also involved in various legal proceedings and has received threats of litigation from Rightsholders. Triller Corp believes it may be or become liable to Rightsholders for additional amounts such as interest, penalty fees, attorneys’ fees, copyright infringement damages and other amounts, but is currently unable to estimate the probability of loss associated with these actions or the range or reasonably possible losses, if any, or the impact such losses may have on the Company’s results of operations, financial condition or cash flows.

(vii)	Fox Plaza Lease

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the ongoing litigation with Fox Plaza, LLC due to an alleged breach of a commercial office lease agreement as a result of an alleged failure to pay rents under the agreement. The plaintiff seeks damages in excess of approximately $3.5 million, plus attorney’s fees, costs of suit, and additional damages to be proven at trial. Triller Corp intends to vigorously defend itself in this matter. The Company has accrued approximately $1.8 million as a liability pertaining to this claim on the consolidated balance sheets. It is reasonably possible that the potential loss may exceed the accrued liability amount.

(viii)	Concentrix Daksh

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the arbitration with Concentrix Daksh Services India Private Ltd. (“Concentrix”). Concentrix alleges wrongful early termination of a services agreement and seeks damages of approximately $2.0 million in lost profits, plus interest and fees. The Company has accrued approximately $2.0 million as a liability pertaining to this matter. While the Company intends to defend the claim vigorously, management believes the recorded amount represents the probable loss as of December 31, 2024.

(ix)	Epic Sports & Entertainment

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Hold Co LLC and Triller Fight Club LLC related to litigation with Epic Sports & Entertainment, Inc. (“Epic”) for alleged breach of a settlement agreement. Epic initially claimed damages of approximately $1.8 million, and recent settlement discussions indicate a potential settlement range of approximately $0.6 to $2.0 million. As of December 31, 2024, the Company accrued a legal provision of approximately $1.9 million as a liability in the consolidated balance sheets.

(x)	Samsung Arbitration Award

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the arbitration with Samsung Electronics Co., Ltd due to a breach of a commercial agreement and failure to pay the amounts owed under the contract. The U.S. District Court for the Central District of California confirmed the award and entered a judgment of approximately $2.6 million in May 2024, accruing interest at $368.43 per day, at a rate of 5.17% per annum until repaid. A writ of execution was issued on August 2, 2024, and a Judgment Debtor Examination is scheduled for February 24, 2025. The Company provided financial records in December 2024 in response to a subpoena. As of December 31, 2024, the Company accrued approximately $3.0 million as a liability in the consolidated balance sheets.

(xi)	Prem Parameswaren

In connection with the Merger Transaction, the Company assumed potential liabilities related to claims asserted by Prem Parameswaran, the former Chief Executive Officer of Triller Corp for alleged unpaid compensation. To avoid litigation, the parties reached an agreement in principle for a settlement consisting of $500,000 in cash and 625,000 stock units, subject to approval by AGBA Group Holding Limited. As of December 31, 2024, the Company has accrued approximately $2.4 million as a liability pertaining to this matter, representing the probable settlement amount.

(xii)	Triller Legacy, LLC Settlement Agreement

On July 26, 2024, Triller Hold Co, LLC and Triller Acquisition, LLC entered into a settlement agreement with Triller Legacy, LLC (“Legacy”), original sellers of Triller Corp, regarding the 2019 acquisition of Triller Corp from Legacy. The Company agreed to issue 3.89 million shares of Series A common stock to Legacy. Legacy intends to sell 1.75 million shares for a minimum return of approximately $7.0 million by the end of March 31, 2025. The Company must compensate Legacy for any shortfall of share sales below $7.0 million. The Company has the option to purchase up to 1.75 million shares from Legacy at $4.00 per share through December 31, 2024 and $4.75 per share through March 31, 2025. The Company can also opt to pay Legacy $7.0 million. The Company has included the estimated guaranteed payment liability in its accounts payable and legal contingencies.

(xiii)	Bobby Sarnevesht

The Company is subject to claims asserted by Bobby Sarnevesht for alleged breach of a merger agreement and related contracts. The Company disputes the claims and the matter remains unresolved. As of December 31, 2024, the Company has accrued approximately $3.0 million as a liability pertaining to this dispute, which represents management’s best estimate of the probable loss.

(xiv)	YA II PN, LTD. v. Triller Group Inc.; Triller Corp.; Triller Hold Co LLC; Convoy Global Holdings Limited, Index No. 659314/2024 in the New York Supreme Court, Commercial Division

On November 26, 2024, Yorkville (“Plaintiff”) initiated litigation against the Company, Triller Corp., Triller Hold Co LLC, and Convoy Global Holdings Limited (“Defendants”) by filing a motion for summary judgment in lieu of a complaint pursuant to NY CPLR 3213 (the “Motion”), seeking a judgment finding Defendants liable for all amounts allegedly owed under the convertible promissory note (the “Note”), dated June 28, 2024, including interest, plus costs, legal fees, and expenses incurred by Yorkville in enforcing the Note’s terms. On February 24, 2025, Defendants filed their opposition to the Motion, arguing that the Motion should be denied because Plaintiff’s reliance on CPLR 3213 was improper and because, even if Plaintiff’s reliance on CPLR 3213 were proper, triable disputes of fact preclude summary judgment in Plaintiff’s favor. On March 7, 2025, Plaintiff filed a reply in support of the Motion. On May 19, 2025, Yorkville’s initial motion for summary judgment in lieu of complaint, seeking immediate payment, was denied by the Supreme Court of the State of New York, New York County. The court determined that Yorkville’s right to payment depended on a detailed analysis of obligations under multiple intertwined documents, including the Yorkville Convertible Promissory Note, Second A&R SEPA, Registration Rights Agreement, and Pledge Agreements, thus converting the case to a plenary action. Yorkville filed a notice of appeal on May 28, 2025 and a new motion for summary judgment on July 1, 2025, asserting the Yorkville Convertible Promissory Note’s maturity date of June 28, 2025 (the “Maturity Date”).

On June 20, 2025, the Company transferred 3,000,000 shares of common stock of BKFC, previously pledged by Triller Hold Co LLC as collateral pursuant to the Amended and Restated Pledge Agreement, dated June 28, 2024, between Triller Hold Co LLC and Yorkville, as partial repayment. The case does not have a trial date set. Defendants intend to litigate the case until a resolution is reached.

On December 3, 2025, the Plaintiff filed responses and objections (the “Responses and Objections”) to the Defendants’ first set of interrogatories dated November 3, 2025 to the Supreme Court of the State of New York County of New York (Index no.: 659314/2024). Pursuant to the Responses and Objections, the Plaintiff stated its claims and contentions with respect to its damage resulting from the event of default that occurred under the Note when the Defendants failed to pay all amounts due by the Maturity Date. The total amount owed under the Note, including interest, plus costs, legal fees, and expenses incurred by Yorkville less the value of BKFC’s shares is approximately $38.1 million. Yorkville further stated that it continues to accrue additional damages with each passing day that the obligations under the Note and guaranties remain unpaid. The case is on-going and legal counsel of the Company will continue to handle this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonable possible loss, if any.

(xv)	13080 Advisors LLC v. Triller Group, Inc., Jams Reference No. 5220008039 (Los Angeles County, California)

On December 18, 2024, 13080 Advisors LLC (“Claimant”) submitted a Notice of Arbitration and Demand for Arbitration (“13080 Arbitration Demand”) to JAMS to assert that Triller and TAG Holdings Limited (collectively as “Respondents”) have breached their alleged duties to Claimant under the following alleged agreements: (1) a partially executed document entitled “Grant Agreement for S-8 Registered Shares” dated March 14, 2024, and (2) a partially executed document entitled “Consulting Services Agreement” also dated March 14, 2024. The 13080 Arbitration Demand asserts four purported claims for relief: breach of contract, negligent misrepresentation, specific performance and declaratory relief. On February 18, 2025, Respondents submitted to JAMS a motion to dismiss all the claims for relief asserted in the 13080 Arbitration Demand along with a motion to strike Claimant’s requests for punitive damages. This motion remains pending and no arbitrator has been appointed. The case is on-going and legal counsel of the Company will continue to handle this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonable possible loss, if any.

(xvi)	Wixen Music Publishing

On December 18, 2024, Wixen Music Publishing, Inc. ("Wixen") filed a Complaint in Los Angeles Superior Court against a subsidiary of Triller Hold Co LLC ("the subsidiary") for breach of a settlement agreement originally executed to resolve prior federal copyright infringement claims. In September 2022, Wixen and the subsidiary entered into a settlement agreement whereby the subsidiary agreed to pay Wixen a total of $10.0 million in scheduled payment through September 2024 to resolve claims of unauthorized use of musical compositions. The complaint alleged that the subsidiary defaulted on its payment obligations and owed $5.5 million under the revised payment schedule. The case is on-going and legal counsel of Triller Hold Co LLC will continue to handle this matter. As of December 31, 2024, approximately $5.5 million is included as a liability in the consolidated balance sheets.

Subsequent to December 31, 2024, the Company is involved in the following material legal proceedings:

Robert E. Diamond Jr.et al. v. Triller Group, Inc., Case No. 25-cv-00129 (PAE) (S.D.N.Y.)

On January 7, 2025, Robert E. Diamond Jr (“Diamond”), the former chairman of Triller’s board of directors and Atlas Merchant Capital LLC (collectively as “Plaintiffs”), an advisory services company under Diamond’s control filed a lawsuit in federal district court in Manhattan, New York to allege that Triller has failed to pay over or grant to Plaintiffs certain cash amounts and equity awards to which Plaintiffs were entitled pursuant to various agreements between Plaintiffs and Triller. Plaintiffs claim that they are entitled to over $5.0 million in cash compensation and over 6.0 million shares of Triller’s common stock. On February 28, 2025, Triller filed a partial motion to dismiss the scope of Plaintiffs’ claims. This motion is now pending before the court. The case is on-going and legal counsel of the Company will continue to handle this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonable possible loss, if any.

NOTE 26 — SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2024, up to the date that the audited consolidated financial statements were available to be issued.

(i)	In January and April 2025, the Company issued an aggregate of 603,839 shares of common stock to the directors and officers of the Company under the Share Award Scheme, whose shares were vested in 2023.

(ii)	In January and April 2025, the Company issued an aggregate of 823,642 shares of common stock to the employees of the Company to compensate for the contributions of their services and performance, at a price range from $1.072 to $2.532 per share.

(iii)	In February and March 2025, the Company issued an aggregate of 348,745 shares of common stock to certain consultants to compensate for their services rendered, at a price range from $1.00 to $1.872 per share.

(iv)	In March 2025, the Company issued 155,000 shares of common stock at a price of $2.529 per shares to the Chief Operating Officer of the Company for loan settlement.

(v)	In March 2025, the Company issued 11,807,332 shares of common stock to Giant Wisdom Ventures Limited, a company controlled by its controlling stockholder, in relation to the Merger Transaction (see Note 4(b)).

(vi)	In April 2025, the Company issued an aggregate 304,478 shares of common stock to the employees of Triller Corp. under the share award scheme of Triller Corp.

(vii)	In March 2025, the Company entered into a Settlement and Release Agreement with 13080 Advisors LLC (“13080”) to dismiss the arbitration against the Company. The Company agreed to issue a total of 9,682,500 shares of common stock in three installments and pay a consideration of $2.04 million on or before December 31, 2025. As part of the payment, the Company transferred 285,353 units of Investment H in exchange for reducing 1,350,000 shares of common stock.

In April 2025, the Company issued 3,227,500 shares of common stock to 13080 Advisors LLC as the first installment.

(viii)

On April 11, 2025, the Company entered into a Convertible Note Purchase Agreement (“NPA”) with an independent third party pursuant to which the Company (i) issues a convertible note in the principal amount of approximately $10.0 million (the “Note”), (ii) issues a warrant to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share (the “Warrant”), (iii) executes and delivers a registration rights agreement, and (iv) executes and delivers a termination agreement to terminate a securities purchase agreement dated January 24, 2025.

The Note matures in two years after its date of issuance with an interest rate of U.S. Prime Rate plus 2% per annum payable at maturity. The Note will be convertible into the Company’s common stock at a 20% discount to the 5-day daily dollar volume weighted average price of the common stock of the Company.

The Warrant will be exercisable in a year after the Company’s next qualified equity financing with a term of five years.

(ix)	On April 17, 2025, the Company received a written notice (the “Notice”) from Nasdaq, notifying that the Company failed to comply with Nasdaq Listing Rule 5250(c)(1) as the Company failed to timely file its Annual Report on Form 10-K for the year ended December 31, 2024. The Notice had no immediate effect but, before June 16, 2025, the Company was required to submit a plan to Nasdaq to regain compliance with the Nasdaq Listing Rule. If Nasdaq accepts the Company’s plan, Nasdaq will grant the Company up to 180 calendar days from the filing due date to regain compliance. Otherwise, after the date, subject to other requirements and conditions, the Company may proceed to delisting procedures. On August 19, 2025, Nasdaq accepted the Company’s plan to regain the compliance by October 13, 2025.

(x)	On May 20, 2025, the Company received a written notice (the “Notice”) from Nasdaq, notifying that the Company failed to comply with Nasdaq Listing Rule 5250(c)(1) as the Company failed to timely file its quarterly report on Form 10-Q for the period ended March 31, 2025. The Notice had no immediate effect but, before June 16, 2025, the Company was required to submit a plan to Nasdaq to regain compliance with the Nasdaq Listing Rule. If Nasdaq accepts the Company’s plan, Nasdaq will grant the Company up to 180 calendar days from the filing due date to regain compliance. Otherwise, after the date, subject to other requirements and conditions, the Company may proceed to delisting procedures. On August 19, 2025, Nasdaq accepted the Company’s plan to regain the compliance by October 13, 2025.

(xi)	On June 20, 2025, Yorkville effected a foreclosure under the Triller Pledge Agreement. This action was undertaken by Yorkville following its allegations of various events of default by the Company under the terms of the Yorkville Convertible Promissory Note, dated June 28, 2024, and other related transaction documents, including the Second A&R SEPA. Yorkville had previously sought to accelerate payment of all amounts due under the Yorkville Convertible Promissory Note. Although the Company has not received a formal notice of foreclosure from Yorkville, the Company became aware through a transfer agent statement that 3,000,000 shares of common stock of BKFC, previously pledged by Triller Hold Co LLC as collateral, were transferred to Yorkville on June 20, 2025. These 3,000,000 shares represented a 17.66% ownership interest in BKFC as specifically pledged to Yorkville as of June 20, 2025. As a direct result of this transfer, the Company’s beneficial ownership in BKFC became 38.13%, based on BKFC’s total outstanding shares. Following this change in ownership, the majority stockholders of BKFC approved amendments to BKFC’s certificate of incorporation and its Stockholders Agreement, which included the removal of the Company’s board designation rights. These amendments became effective on July 1, 2025.

(xii)	On June 30, 2025, the Company received a written notice (the “Notice”) from Nasdaq, notifying that the Company had publicly traded under $1.00 per share for a period of 30 consecutive trading days or more, which failed to comply with Nasdaq Listing Rule 5550(a)(2) and Nasdaq Listing Rule 5810(c)(3)(A). The Notice had no immediate effect but, before December 29, 2025, the Company was required to regain compliance by trading at least $1.00 per share for a minimum of 10 consecutive trading days. Otherwise, after the date, subject to other requirements and conditions, the Company may proceed to delisting procedures. As of the date of the consolidated financial statements, the Company is still consecutively trading under $1.00, directors of the Company are investigating actions, where appropriate, to regain the compliance, by December 29, 2025.

(xiii)	On June 30, 2025, the Company and Green Ventures entered into Amendment No. 5 to the Green Ventures Note, in which Green Ventures agreed to (i) amend certain terms and conditions of the Green Ventures Note, including reducing the interest rates for the Green Ventures Note to 8%, reducing the rate of the default interest rate to 11%, extending the maturity date to June 6, 2026 and (ii) waive all existing events of default under the Green Ventures Note (collectively, the “Requested Amendments and Waivers”). As consideration for granting the Requested Amendments and Waivers, Triller has agreed to provide additional collateral to secure the outstanding obligations under the Green Ventures Note, and to procure its affiliate, TAG Technologies, to guarantee the due and punctual performance and payment obligations under the Green Ventures Note.

(xiv)

On October 14, 2025, the Company received a delisting determination letter (the “Determination Letter”) from Nasdaq indicating that, unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”), the Company’s common stock would be subject to suspension and delisting from the Nasdaq Capital Market at the opening of business on October 23, 2025 due to the Company’s non-compliance with Nasdaq’s filing requirements set forth in Listing Rule 5250(c)(1) (the “Listing Rule”) for its failure to timely file its Form 10-K for the year ended December 31, 2024, and its Forms 10-Q for the periods ended March 31, 2025 and June 30, 2025, respectively. The Company has requested to appeal the delisting determination and will attend the hearing to demonstrate its ability to regain and sustain long-term compliance.

On November 17, 2025, the Company received an additional delisting determination letter (the “Additional Determination Letter”) from Nasdaq indicating that since it failed to timely file its Form 10-Q for the period ended September 30, 2025, this serves as an additional basis for delisting.

Following a hearing held on November 25, 2025, the Panel has granted the Company an exception period subject to the Company satisfying the following conditions:

●	File 2024 Form 10-K and delinquent Forms 10-Q for the quarters ended March 31, June 30, and September 30, 2025 on or before December 24, 2025;

●	Regain compliance with the $1.00 minimum bid-price requirement on or before February 27, 2026; and

●	File its 2025 Form 10-K on or before March 31, 2026.

(xv)	On December 26, 2025, the Company received a determination letter from the Panel confirming the suspension trading on the Nasdaq Stock Market effective at the opening of the market on December 30, 2025 and delisting of the Company’s securities. This decision stems from the Company not having been able to file two periodic reports by a deadline of December 24, 2025 set by the Panel.

NOTE 27 — PARENT ONLY FINANCIAL INFORMATION

The Company performed a test on the restricted net assets of consolidated subsidiaries in accordance with Securities and Exchange Commission Regulation S-X Rule 5-04 and concluded that it was applicable for the Company to disclose the financial statements for Triller Group Inc., the parent company.

The Company did not have significant capital and other commitments, long-term obligations, or guarantees as of December 31, 2024 and 2023. Certain information and footnote disclosures generally included in financial statements prepared in accordance with U.S. GAAP have been condensed and omitted.

The following presents condensed parent company only financial information of Triller Group Inc.

Condensed balance sheets

	As of December 31,
	2024		2023
ASSETS
Current assets:
Cash and cash equivalents	$3		$130
Amounts due from stockholder	—		133
Amounts due from subsidiaries	66,088		909
Promissory notes receivable, related party	33,949		—
Prepayments	155		453
Total current assets	100,195		1,625

Non-current assets:
Investments in subsidiaries	785,733		—
Total non-current assets	785,733		—

TOTAL ASSETS	$885,928		$1,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other payable and accrued liabilities	$8,930		$3,739
Borrowings	32,552
Borrowings, related party	18,443		—
Warrant liabilities	977		—
Total current liabilities	60,902		3,739

TOTAL LIABILITIES	60,902		3,739

Commitments and contingencies (Note 25)

Stockholders’ equity (deficit)*:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A-1 preferred stock, $0.001 par value, 50,000,000 and nil shares authorized, 11,801,804 shares and nil issued and outstanding as of December 31, 2024 and 2023, respectively	12		—
Series B preferred stock, $0.001 par value, 50,000,000 and nil shares authorized, 30,851 shares and nil issued and outstanding as of December 31, 2024 and 2023, respectively	—	**	—
Common stock, $0.001 par value; 150,000,000,000 and 484,125,000 shares authorized, 138,143,817 and 33,240,991 shares issued and outstanding as of December 31, 2024 and 2023, respectively#	138		69
Series A-1 preferred stock to be issued	12		—
Common stock to be issued#	15		5
Common stock held in escrow	24		—
Additional paid-in capital	909,806		19,507
Accumulated deficit	(84,981)		(21,695)
Total stockholders’ equity (deficit)	825,026		(2,114)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$885,928		$1,625

#	Giving retroactive effect to the forward stock split and reverse stock split (see Note 19)
*	Giving retroactive effect to the AGBA Domestication completed on October 15, 2024 (see Note 1)
**	Less than $1,000

Condensed Statements of Operations

	For the years ended December 31,
	2024	2023
Operating cost and expenses:
Stock-based compensation expense	$(51,671)	$(9,933)
Other general and administrative expenses	(11,066)	(3,764)
Total operating cost and expenses	(62,737)	(13,697)

Loss from operations	(62,737)	(13,697)

Other income (expense):
Interest income	765	—
Interest expense	(4,546)	—
Interest expense, related party	(231)	—
Change in fair value of warrant liabilities	3,463	4
Change in fair value of forward share purchase liability	—	(82)
Loss on settlement of forward share purchase agreement	—	(379)
Sundry income	—	344
Total other income (expense), net	(549)	(113)

Loss before income taxes	(63,286)	(13,810)

Income tax expense	—	—

NET LOSS	$(63,286)	$(13,810)

Condensed Statement of Cash Flows

	Years ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(63,286)	$(13,810)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	51,671	9,933
Change in fair value of warrant liabilities	(3,463)	(4)
Change in fair value of forward share purchase liability	—	82
Loss on settlement of forward share purchase agreement	—	379
Interest income from promissory note receivable, related party	(765)	—
Interest expenses on borrowings	4,777	—

Change in operating assets and liabilities:
Prepayments	658	(17)
Other payables and accrued liabilities	6,399	1,161
Net cash used in operating activities	(4,009)	(2,276)

Cash flows from investing activities:
Issuance of promissory notes receivable, related party	(15,465)	—
Net cash used in investing activities	(15,465)	—

Cash flows from financing activities:
Advances to related companies	(4,003)	(934)
Proceeds from convertible promissory note payables	23,350	—
Settlement of forward share purchase agreement	—	(13,953)
Proceeds from private placement	—	1,850
Net cash provided by (used in) financing activities	19,347	(13,037)

Net change in cash and cash equivalents	(127)	(15,313)

BEGINNING OF YEAR	130	15,443

END OF YEAR	$3	$130