Form 10-Q
period 2025-03-31
Triller Group Inc.
filed 2026-01-26
CIK 1769624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of [*], 2025, there were [*] shares of common stock issued and outstanding.

Triller Group Inc.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRILLER GROUP INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in thousands of United States Dollars, except for number of shares)

	As of
	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,130	$3,065
Restricted cash	12,793	14,196
Accounts receivable, net	1,131	2,873
Loans and notes receivables, net	111	92
Deposit, prepayments, and other receivables, net	1,652	1,860
Assets held for sale	469	2,003
Total current assets	18,175	24,089

Non-current assets:
Loans receivables, net	1,013	1,034
Long-term investments, net	25,624	24,930
Long-term investments, net, related party	524	525
Total non-current assets	27,162	26,489

TOTAL ASSETS	$45,448	$50,578

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and other current liabilities	$147,553	$149,901
Other current liabilities, related parties	1,078	1,251
Escrow liabilities	12,793	14,196
Borrowings	48,801	12,707
Borrowings, related party	—	29,181
Convertible debts, net	—	32,552
Convertible debts, related party	53,106	53,106
Promissory notes payable	33,966
Warrant liabilities	977	977
Operating lease liabilities, current	1,888	1,867
Total current liabilities	300,188	295,738

Non-current liabilities:
Operating lease liabilities, non-current	324	807
Total non-current liabilities		807

TOTAL LIABILITIES	300,512	296,545

Commitments and contingencies (Note XX)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A-1 preferred stock, $0.001 par value, 50,000,000 shares authorized, 11,801,804 and 11,801,804 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	12	12
Series B preferred stock, $0.001 par value, 50,000,000 shares authorized,30,851 and 30,851 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	— *	—
Common stock, $0.001 par value; 150,000,000,000 shares authorized, 153,267,991 and 138,143,817 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	153	138
Series A-1 preferred stock to be issued	12	12
Common stock to be issued	15	15
Common stock held in escrow	24	24
Additional paid-in capital	994,332	958,017
Accumulated other comprehensive loss	(487)	(548)
Accumulated deficit	(1,244,312)	(1,203,637)
Total stockholders’ deficit	(45,448)	(245,967)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$(281,902)	$50,578

*	Less than $1,000

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLER GROUP INC. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in thousands of United States Dollars, except for number of shares)

	Three months ended March 31,
	2025		2024
Revenues
Loan interest income		$18	$41
Commissions		4,416	6,723
Recurring asset management service fees		346	650
Recurring asset management service fees, related parties			242
Advertising revenue		—	—
SaaS fees		—	—
Subscription fee and paid-per-view fees		—	—
Total revenues		4,781	7,656

Operating expenses
Operating expense for social media and streaming platform		—)	—
Commission expense		(2,521))	(4,446)
Sales and marketing expense		48)	(483)
Research and development expense		(1,702)	(458)
Personal and benefit expense		(34,963)	(6,059)
Legal and professional fee		(5,838)	(625)
Legal and professional fee, related party		—)	(250)
Office and operating fee, related party		(1,178)	(1,118)
Provision for allowance for expected credit losses		(47)	(991)
Other general and administrative expenses		(2,783)	(880)
Total operating expenses		(56,798)	(15,310)

Loss from operations		)	(7,654)

Other income (expense)
Interest income		167	12
Interest expense		(4,803)	(207)
Foreign exchange (loss) gain, net		1,145)	(227)
Investment loss, net		68)	(37)
Change in fair value of warrant liabilities			—
Sundry income		38	91
Total other income, net		11,366)	(368)

Loss before income tax expense		(41,795)	(8,022)
Income tax expense		(25)	(38)

Net loss		(41,760)	(8,060)

Comprehensive loss
Net loss		$(41,821)	$(8,060)
Other comprehensive loss
Foreign currency translation adjustment		(61)	191
Comprehensive loss	$	)	$(7,869)

Weighted average number of common stock outstanding#
- Basic and diluted		(41,760)	33,942,768

Net loss per share#
- Basic and diluted		$(0.27))	$(0.24)

#	Giving retroactive effect to the forward stock split and reverse stock split (see Note 19)

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLER GROUP INC. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY*

(Currency expressed in thousands of United States Dollars, except for number of shares)

For the three months ended March 31, 2025
		Series A-1 preferred stock		Series B preferred stock			Common stock		Series A-1 preferred stock to be issued		Common stock to be issued			Common stock held in escrow			Additional		Accumulated other		Total
	Note	No. of share	Amount	No. of share	Amount		No. of share#	Amount	No. of share	Amount	No. of share#	Amount		No. of share		Amount	paid-in capital		comprehensive loss	Accumulated deficit	stockholders’ deficit
Balance as of January 1, 2025		11,801,804	$12	30,851	$—	*	138,143,817	$138	11,801,804	$12	15,022,711	$15		24,022,431		$24	$958,017		$(548)	$(1,203,637)	$(245,967)

Issuance of common stock to settle finder fee	(19)(a)(iv)	—	—	—	—				—	—	—	—		—		—			—	—
Issuance of common stock and warrant liabilities for private placement	(19)(a)(v)	—	—	—	—				—	—			)	—		—		)	—	—
Issuance of common stock to independent directors under 2024 Equity Incentive Plan	(19)(a)(viii)	—	—	—	—				—	—	—	—		—		—			—	—
Stock-based compensation to consultants	(19)(a)(iii),(d)(i)	—	—	—	—				—	—				—		—			—	—
Stock-based compensation to directors, officers, and employees	(19)(a)(i), (ii), (vii),(d)(ii)	—	—	—	—				—	—				—		—			—	—
Shares issued for Investment H	(19)(a)(vi)	—	—	—	—				—	—	—	—		—		—			—	—
Issuance of common stock for commitment fee	(19)(a)(ix)	—	—	—	—			—	—	—	—	—		—		—			—	—
Issuance of Series A-1, Series B preferred stocks and common stocks, replacement warrants and Series A-1 preferred stocks to be issued in related to the Merger Transaction	(19)(a)(x),(b),(c),(e)				—						—	—							—	—
Settlement of payables with common stock held in escrow	(19)(a)(xi),(c)	—	—	—	—			—	—	—	—	—			)	—	—		—	—	—
Fractional shares from forward and reverse splits	(19)(a)(xii)	—	—	—	—			—	—	—	—	—		—		—	—		—	—	—
Foreign currency translation adjustment		—	—	—	—		—	—	—	—	—	—		—		—	—			—
Net loss for the year		—	—	—	—		—	—	—	—	—	—		—		—	—		—

Balance as March 31, 2025		11,801,804	$12	30,851	$—	*	138,143,817	$138	11,801,804	$12	15,022,711	$15		24,022,431		$24	$958,017		$(548)	$(1,203,637)	$(245,967)

*	Less than $1,000

	For the three months ended March 31, 2024
	Common stock		Common stock to be issued		Additional	Accumulated other		Total
	No. of shares#	Amount	No. of Shares#	Amount	paid-in capital	comprehensive loss	Accumulated deficit	stockholders’ equity

Balance as of January 1, 2024	33,240,990	$33	2,350,080	$2	$74,142	$(473)	$(65,601)	$8,103
Issuance of common stocks to management team	210,829	—	(210,829)	—	—	—	—	—
Issuance of common stock to settle finder fee	484,125	1	—	—	402	—	—	403
Stock-based compensation	2,078,772	2	436,148	—	2,105	—	—	2,107
Foreign currency translation adjustment	—	—	—	—	—	191	—	191
Net loss for the period	—	—	—	—	—	—	(8,060)	(8,060)

Balance as of March 31, 2024	36,014,716	$36	2,575,399	$2	$76,649	$(282)	$(73,661)	$2,744

#	Giving retroactive effect to the forward stock split and reverse stock split (see Note 19).

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLER GROUP INC. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in thousands of United States Dollars, except for number of shares)

	For the three months ended March 31,
	2025			2024
Cash flows from operating activities:
Net loss	$		)	$(8,060)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation				1,748
Lease expense				642
Depreciation and amortization				23
Interest income			)	(11)
Interest expense on borrowings				207
Foreign exchange loss (gain), net				227
Investment loss, net				37
Allowance for expected credit losses				991
Change in fair value of warrant liabilities			)	—
Change in fair value of convertible debts			)	—
Loss (gain) on disposal of property and equipment				(15)

Change in operating assets and liabilities:
Accounts receivable				1,180
Loans receivable			)	(17)
Deposits, prepayments, and other receivables			)	(245)
Accounts payable and other current liabilities				(1,661)
Escrow liabilities			)	(1,228)
Operating lease liabilities			)	(485)
Income tax payable			)	(190)
Net cash used in operating activities			)	(6,857)

Cash flows from investing activities:
Proceeds from sale of long-term investments				2,152
Proceeds from sale of property and equipment				15
Net cash provided by investing activities				2,167

Cash flows from financing activities:
Advances from the holding company				3,501
Proceeds from convertible debts				—
Repayments of convertible debts			)	—
Proceeds from borrowings				—
Repayments of borrowings			)	—
Net cash provided by financing activities				3,501

Effect on exchange rate change on cash, cash equivalents and restricted cash			)	239

Net change in cash, cash equivalent and restricted cash			)	(950)
Beginning of period		17,261		18,678

End of period	$			$17,728

Supplemental cash flow information:
Cash paid for income taxes	$			$227
Cash received from interest	$			$1
Cash paid for interest	$			$65

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stocks to settle payables	$			$403
Remeasurement of operating lease right-of-use assets and lease liabilities	$			$—

	As of
	March 31, 2025	December 31, 2024
Reconciliation to amounts on condensed consolidated balance sheets:
Cash and cash equivalents	$	$2,139
Restricted cash		15,589
Total cash, cash equivalents and restricted cash	$	$17,728

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLER GROUP INC. AND ITS SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in thousands of United States Dollars, except for number of shares)

NOTE 1 — DESCRIPTION OF BUSINESS

Organization

Triller Group Inc. (“ILLR”, “Triller”, or the “Company”) was formed in the State of Delaware on October 15, 2024, to domicile the Company’s legal jurisdiction from British Virgin Islands to the State of Delaware. ILLR and its subsidiaries are hereinafter referred to as the “Company”.

The Company currently operates a global, artificial intelligence (“AI”) powered technology platform (“Technology Platform”) that serves a broad constituency of creators and brands around the world. “Creators” include influencers, artists, athletes and public figures that utilize Triller’s Technology Platform to create and publish content. “Brands” are companies, products or product lines which are active on Triller’s Technology Platform and utilize or have utilized one or more of Triller’s products or services offered through Triller’s Technology Platform, or companies, products or product lines whose associated data Triller tracks, report on and make available to Triller’s clients as part of one or more of Triller’s product offerings.

Also, the Company remains the operation of a wealth and health platform which offers a wide range of financial service and products, covering life insurance, pensions, property-casualty insurance, stock brokerage, mutual funds and lending businesses in Hong Kong.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying unaudited condensed consolidated financial statements and notes.

●	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in United State dollars (“US$” or “$”) and have been prepared in accordance with accounting principles generally accepted in the United States of America(“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2024 derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed on January [x], 2026.

The unaudited condensed consolidated financial statements as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

●	Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the unaudited financial statements of the Company and its subsidiaries. A subsidiary is an entity (including a structured entity), directly or indirectly, controlled by the Company. The condensed consolidated financial statements of the subsidiaries are prepared for the same reporting period as the Company, using consistent accounting policies. All intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

●	Use of Estimates and Assumptions

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include the useful lives of property and equipment, impairment of long-lived assets, allowance for expected credit losses, stock-based compensation, fair value measurement of convertible debts, warrant liabilities, provision for contingent liabilities, revenue recognition, income tax provision, deferred taxes and uncertain tax position.

The inputs into the management’s judgments and estimates consider the geopolitical tension, inflationary and high interest rate environment and other macroeconomic factors on the Company’s critical and significant accounting estimates. Actual results could differ from these estimates.

●	Foreign Currency Translation and Transaction

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the condensed consolidated statements of operations and comprehensive loss.

The reporting currency of the Company is US$ and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, some of the Company’s subsidiaries are operating in Hong Kong, which maintain their books and record in their local currency, Hong Kong dollars (“HK$”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with Accounting Standards Codification (“ASC”) Topic 830-30, Translation of Financial Statement, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive loss within the condensed consolidated statements of changes in stockholders’ (deficit) equity.

Translation of amounts from HK$ into US$ has been made at the following exchange rates for the three months ended March 31, 2025 and 2024:

	March 31,
	2025	2024
Period-end HK$:US$ exchange rate	0.1285	0.1278
Period average HK$:US$ exchange rate	0.1285	0.1279

●	Segment Reporting

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments.

The Company uses the management approach to determine reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making decisions, allocating resources and assessing performance. The Company’s CODM has been identified as the Chief Executive Officer (“CEO”), who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on management’s assessment, the Company determined that it has three reportable segments, which are Social Media, Sports streaming and Financial Services during the three months ended March 31, 2025.

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

For certain services and customers, the Company requires payment before services are delivered to the customers. Changes in the allowance for expected credit losses are recorded in general and administrative expense in the condensed consolidated statement of operations and comprehensive loss. To determine the amount of the allowance, the Company estimates all expected credits losses based on historical experience, current conditions and reasonable and supportable forecasts.

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

For the three months ended March 31, 2025 and 2024, the Company evaluated the probable losses on account receivables and recorded a provision for allowance for expected credit losses of $[x] million and $0.2 million, respectively.

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

For the three months ended March 31, 2025 and 2024, the Company evaluated the probable losses on loans and notes receivable and recorded a provision for allowance for expected credit losses of approximately $[x] million and $0.2 million, respectively.

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

For the three months ended March 31, 2025 and 2024, the aggregated provision for allowance for expected credit losses on accounts receivable, loans receivable, notes receivable, deposits and other receivables was approximately $[x] million and $1.0 million, respectively.

●	Deposits, Prepayments and other Receivable, net

Deposits, prepayments and other receivables, net primarily consist of prepayments of professional service fees such as consulting services and business insurance. These advances are unsecured and reviewed periodically to determine whether their carrying value has become impaired.

For the three months ended March 31, 2025 and 2024, the Company evaluated the probable losses on deposits, prepayments and other receivables and recognized a provision for allowance for expected credit losses of approximately $[x] million and $0.6 million, respectively.

●	Long-Term Investments, net

The Company invests in equity securities with readily determinable fair values and equity securities that do not have readily determinable fair values.

Equity securities with readily determinable fair values are carried at fair value with any unrealized gains or losses reported in earnings.

Equity securities that do not have readily determinable fair values mainly consist of investments in privately-held companies. They are stated at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

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

Property and equipment are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long- lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.

For the three months ended March 31, 2025 and 2024, the Company evaluated the approximately $[x] million and $0.6 million, respectively.

●	Impairment of Long-Lived Assets

In accordance with the provisions of ASC Topic360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cashflows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. No impairment losses were recognized for the three months ended March 31, 2025 and 2024.

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

Certain of the Company’s convertible debts are accounted for under the fair value option election in ASC 825 due to difference in its features. Under the fair value option election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented within other income (expense) in the condensed consolidated statements of operations and comprehensive loss. The Company classifies its convertible debts that are being valued under the fair value option election as Level 3 due to the lack of relevant observable market data over fair value inputs, such as the probability weighting of the various scenarios that can impact settlement of the arrangement.

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

Liability-classified

For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed consolidated statements of operations and comprehensive loss. The Company accounts for its (i) SPAC Private Warrants, (ii) Common Warrants, and (iii) Warrants – Class A of Triller Group warrants as liabilities.

Warrants classified as liabilities are recorded at fair value and are remeasured at each reporting date until settlement. Changes in fair value is recognized as a component of change in fair value of warrant liability in the condensed consolidated statements of operations and comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are immediately expensed in the condensed consolidated statements of operations and comprehensive loss.

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

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within operating expense for social media and streaming platform in the condensed consolidated statements of operations and comprehensive loss.

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

In accordance with ASC Topic 606, Revenue Recognition: Principal Agent Considerations, the Company evaluates the terms in the agreements with its channels and independent contractors to determine whether or not the Company acts as the principal or as an agent in the arrangement with each party respectively. The determination of whether to record the revenue in a gross or net basis depends upon whether the Company has control over the services prior to transferring it. Control is demonstrated by the Company which is primarily responsible for fulfilling the provision of placement services through the Company’s licensed insurance brokers to provide agency services. The commissions from insurance providers are recorded on a gross basis and commission paid to independent contractors or channel costs are recorded as commission expense in the condensed consolidated statements of operations and comprehensive loss.

The Company also offers the sale solicitation of real estate property to the final customers and is compensated in the form of commissions from the corresponding property developers pursuant to the service contracts. Commission income is recognized at a point of time upon the sale contracts of real estate property is signed and executed.

(ii)	Recurring Asset Management Service Fees: The Company provides asset management services to investment funds or investment product providers in exchange for recurring asset management service fees. Recurring asset management service fees are determined based on the types of investment products the Company distributes and are calculated as a fixed percentage of the fair value of the total investment of the investment products, calculated daily. These customer contracts require the Company to provide investment management services, which represents a performance obligation that the Company satisfies over time. After the contract is established, there are no significant judgments made when determining the transaction price. As the Company provides these services throughout the contract term, for the method of calculating recurring asset management service fees, revenue is calculated on a daily basis over the contract term, quarterly billed and recognized. Recurring service agreements do not include rights of return, credits or discounts, rebates, price protection, performance component or other similar privileges and the circumstances under which the fixed percentage fees, before determined, could be not subject to clawback. Payment of recurring asset management service fees are normally on a regular basis (typically monthly or quarterly).

(iii)	Loan Interest Income: The Company offers money lending services from loan origination in form of mortgage and personal loans. Interest income is recognized monthly in accordance with their contractual terms and recorded as interest income in the condensed consolidated statement of operations. The Company does not charge prepayment penalties from its customers. Interest income on mortgage and personal loans is recognized as it accrued using the effective interest method. Accrual of interest income on mortgage loans is suspended at the earlier of the time at which collection of an account becomes doubtful or the account becomes 180 days delinquent.

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The following table presents the revenue streams disaggregated by nature and geographic location:

	For the three months ended March 31,
	2025	2024
At a point in time
Paid-per-view fees	$	$—
Commissions		6,723
Total revenue from the transfer of goods and services at a point in time		6,723

Over time
Advertising revenue		—
Saas fees		—
Subscription fees		—
Recurring asset management service fees		892
Loans interest income		41
Total revenue from the transfer of goods and services over time		933
Total revenue	$	$7,656

	For the three months ended March 31,
By geography:	2025	2024
Hong Kong	$	$7,656
United States		—
Others		—
Total	$	$7,656

Contract Balances

The following table provides information about contract liabilities from the Company’s contracts with customers:

	As of
	March 31, 2025	December 31, 2024
Contract liabilities, included in other current liabilities	$—	$1,683

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

For the three months ended March 31, 2025 and 2024, there were no revenues recognized relating to performance obligations satisfied or partially satisfied in prior periods.

●	Comprehensive Loss

ASC Topic 220, Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive (loss) income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive (loss) income, as presented in the accompanying condensed consolidated statements of changes in stockholders’ (deficit) equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive (loss) income is not included in the computation of income tax expense or benefit.

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

For the three months ended March 31, 2025 and 2024, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2025 and December 31, 2024, the Company did not have any significant unrecognized uncertain tax positions.

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

In accordance with ASC 260, Earnings Per Share, basic net earnings (loss) per share is computed by dividing net income (loss) attributable to ordinary stockholders by the weighted average number of unrestricted common stock outstanding during the period using the two-class method. Under the two-class method, net income (loss) is allocated between common stock and other participating securities based on dividends declared (or accumulated) and participating rights in undistributed earnings as if all the earnings for the reporting period had been distributed. The Company’s holdback shares are participating securities because they are entitled to non-forfeitable dividends.

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

The carrying value of the Company’s financial instruments: cash and cash equivalents, restricted cash, accounts receivable, loans receivable, deposits, prepayments and other receivables, accounts payable and accrued liabilities, escrow liabilities, borrowings, and amounts due to the holding company approximate at their fair values because of the short-term nature of these financial instruments.

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

The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of March 31,	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable equity securities	$	$	$—	$—

Liabilities:
Warrant liabilities	$	$—	$—	$
Convertible debts for which the fair value option has been elected (a)		—	—
Total	$	$—	$—	$

	As of December 31,	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable equity securities	$1	$1	$—	$—

Liabilities:
Warrant liabilities	$977	$—	$—	$977
Convertible debts for which the fair value option has been elected (a)	53,106	—	—	53,106
Total	$54,083	$—	$—	$54,083

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2025:

	Warrant liabilities		Convertible debts
Balance as of December 31, 2024	$977		$53,106
Additions from new issuance
Addition from acquisition of subsidiaries
Settlement				)
Fair value measurement adjustments		)		)
Balance as of March 31, 2025	$977		$53,106

Note:

(a)	Certain of the Company’s convertible debts are accounted for under the fair value option election in ASC 825. Under the fair value option election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented within other income (expense) in the condensed consolidated statements of operations and comprehensive loss. The Company classifies its convertible debts that are being valued under the fair value option election as Level 3 due to the lack of relevant observable market data over fair value inputs, such as the probability weighting of the various scenarios that can impact settlement of the arrangement.

The estimated fair value of the convertible debts as of Mrach 31, 2025 was computed using the models and assumptions shown below. A net gain from fair value movements of approximately $4.4 million for the year ended December 31, 2024 is included in condensed consolidated statements of operations and comprehensive loss.

The significant inputs in the valuation models as of March 31, 2025, are as follows:

Inputs	Convertible debts A	Convertible debts B
Valuation method	Binomial Tree Model	Binomial Tree Model
Conversion price	$8.36	$12.00
Fair value of conversion units	11.06	15.15
Expected term (years)	1.16	0.08
Volatility	198.02%	112.77%
Discount rate	15.00%	15.00%
Risk free rate	4.29%	4.24%

●	Recently Issued Accounting Pronouncements

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

Recently issued accounting standards not yet adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting periods beginning in January 2025. Adoption is either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. The Company is currently evaluating the impact on its condensed consolidated financial statements.

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

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements — Amendments to Remove References to the Concepts Statements”. This update contains amendments to the Codification that remove references to various FASB Concepts Statements. These changes remove references to various Concepts Statements and the amendments apply to all reporting entities within the scope of the affected accounting guidance. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2024. Early application of the amendments in this Update is permitted for any fiscal year or interim period for which financial statements have not yet been issued (or made available for issuance). The Company believes the future adoption of this ASU is not expected to have a material impact on its condensed consolidated financial statements.

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

In July 2025, the FASB issued 2025-05 to improve the measurement of credit losses for accounts receivable and contract assets. The guidance provides a practical expedient for all entities to assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the assets. The update aims to reduce the cost and complexity of estimating credit losses while maintaining decision-useful information for financial statement users. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025. Management is currently evaluating the impact that the adoption of this update may have on its financial statements

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have a material impact on the condensed consolidated balance sheets, statements of operations and comprehensive loss and cash flows.

NOTE 3 — LIQUIDITY AND GOING CONCERN

The accompanying condensed consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. They do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

For the three months ended March 31, 2025, the Company reported net loss of approximately $XX million and net cash outflows from operating activities of approximately $XX million. As of March 31, 2025, the Company had a working capital deficit of approximately $271.7 million and a stockholders’ deficit of approximately $246.0 million.

The Company has determined that the prevailing conditions and ongoing liquidity risks encountered by the Company raise substantial doubt about the ability to continue as a going concern for at least one year following the date these condensed consolidated financial statements are issued. The ability to continue as a going concern is dependent on the Company’s ability to successfully implement its current operating plan and fund-raising plan. The Company believes that it will be able to grow its revenue base and control expenditures. In parallel, the Company will monitor its capital structure and operating plans and search for potential funding alternatives in order to finance the development activities and operating expenses. The Company is continuing its plan to further grow and expand operations and seek sources of capital to pay the contractual obligations as they come due.

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

NOTE 4 — SEGMENT INFORMATION

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

For the three months ended March 31, 2025 and 2024, the Company’s reportable segments comprised of the following:

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

The following tables present the summary information by segment for the three months ended March 31, 2025 and 2024:

Three months ended March 31, 2025
	Social media		Sports streaming		Financial services		Corporate		Elimination		Consolidated
Revenue
Loans interest income	—		—				—		—
Commission	—		—				—		—
Recurring asset management service fees	—		—				—		—
Advertising revenue					—		—		—
SaaS fees					—		—		—
Subscription fees and paid-per-view fees					—		—		—
Total revenue							—		—
Operating expenses

Operating expenses for social media and streaming platform		)		)	—		—		—			)
Commission expense	—		—			)	—		—			)
Sales and marketing expenses		)		)		)	—		—			)
Research and development expenses		)		)		)	—		—			)
Personal and benefit expenses		)		)		)		)	—			)
Legal and professional fee		)		)		)		)	—			)
Legal and professional fee, related party	—		—		—			)	—			)
Office and operating fee, related party	—		—			)	—		—			)
Provision for allowance for expected credit losses				)		)	—		—			)
Other general and administrative expenses		)		)		)		)	—			)
Total operating expenses		)		)		)		)	—			)
Other income (expense), net
Interest income			—							)
Interest expense		)		)		)		)				)
Foreign exchange (loss) gain, net	—					)	—		—			)
Impairment on property and equipment	—		—			)	—		—			)
Impairment on intangible assets		)		)		)	—		—			)
Impairment on goodwill		)		)								)
Impairment on right-of-use assets	—		—			)	—		—			)
Investment loss, net	—		—			)	—		—			)
Change in fair value of convertible debts			—		—		—		—
Change in fair value of warrant liabilities	—		—		—				—
Sundry income							—		—
Total other expense, net		)		)		)		)	—			)
Income tax expense	—		—		—		—		—		—
Net loss		)		)		)		)	—		(	)

	Three months ended March 31, 2024
	Financial services		Corporate		Elimination	Consolidated
Revenue
Commission	6,723		—		—	6,723
Asset management service fees	892		—		—	892
Loans interest income	41		—		—	41
Total revenue	7,656		—		—	7,656
Operating expenses
Commission expense	(4,446)		—		—	(4,446)
Sales and marketing expenses		)		)	—	(483)
Research and development expenses		)		)	—	(458)
Personal and benefit expenses		)		)	—	(6,059)
Legal and professional fee						(625)
Legal and professional fee, related party						(250)
Office and operating fee, related party						(1,118)
Provision for allowance for expected credit losses						(991)
Other general and administrative expenses		)		)	—	(880)
Total operating expenses		)		)	—	(15,310)
Other income (expense)
Interest income					—	12
Interest expense		)		)	—	(207)
Investment loss, net						(37)
Others				)	—	(136)
Total other income (expense), net				)	—	(368)
Income tax expense		)		)	—	(38)
Net income (loss)				)	—	(8,060)

The following tables present a summary of the Company’s assets by reportable segment as of March 31, 2025 and December 31, 2024:

As of March 31, 2025
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Long-term investments, net	—	—		—	—
Other assets
Total assets

	As of December 31, 2024
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Long-term investments, net	—	—	25,455	—	—	25,455
Other assets	7,506	5,614	18,121	37,514	(43,632)	25,123
Total assets	7,506	5,614	43,576	37,514	(43,632)	50,578

The Company had no capital expenditures by reportable segment for the three months ended March 31, 2025 and 2024.

The Company’s major customers and operations are based in Hong Kong and the United States.

NOTE 5 — RESTRICTED CASH

As of March 31, 2025 and December 31, 2024, the Company has approximately $X million and $14.2 million fund held in escrow, respectively. Fund held in escrow primarily comprised of escrow funds held in bank accounts on behalf of the Company’s customers. The Company is currently acted as a custodian to manage the assets and investment portfolio on behalf of its customers under the terms of certain contractual agreements, which the Company does not have the right to use for any purposes, other than managing the portfolio. Upon receiving escrow funds, the Company records a corresponding escrow liability.

NOTE 6 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	As of
	Mrach 31, 2025		December 31, 2024
Accounts receivable	$		$3,388
Accounts receivable – related parties			1,100
Less: allowance for expected credit losses		)	(1,615)
Accounts receivable, net	$		$2,873

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

The following table presents the activity in the allowance for expected credit losses:

	As of
	March 31, 2025		December 31, 2024
Balance at beginning of period		$1,615	$312
Additions from acquisition of subsidiaries			386
Additions			914
Foreign translation adjustment			3
Balance at end of period	$		$1,615

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

For the three months ended March 31, 2025 and 2024, the Company has assessed the probable loss and made a provision for allowance for expected credit losses of approximately $ XX and $0.2 million on accounts receivable, respectively.

NOTE 7 — LOANS AND NOTES RECEIVABLE, NET

(a)	Loans Receivables, net

The Company’s loans receivable, net was as follows:

	As of
	Mrach 31, 2025		December 31, 2024
Residential mortgage loans	$		$1,164
Less: allowance for expected credit losses		)	(38)
Loans receivable, net	$		$1,126

Classifying as:
Current portion	$		$92
Non-current portion			1,034
Loans receivable, net	$		$1,126

The interest rates on loans issued ranged between 10.00% and 10.50% (2024: 9.00% to 10.50%) per annum for the three months ended March 31, 2025 and 2024. Mortgage loans are secured by collateral in the pledge of the underlying residential properties owned by the borrowers. As of March 31, 2025, the net carrying amount of the loans receivable was approximately $1.1 million which included an interest receivable of approximately $0.06 million.

Mortgage loans are made to either business or individual customers in Hong Kong for a period of 1 to 25 years, which are fully collateralized and closely monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of Mrach 31, 2025 and December 31, 2024.

The following table presents the activity in the allowance for expected credit losses:

	As of
	March 31, 2025	December 31, 2024
Balance at beginning of period	$38	$1
Additions		36
Foreign translation adjustment		1
Balance at end of period	$38	$38

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

For the three months ended March 31, 2025 and 2024, the Company has assessed the probable loss and made an allowance for expected credit losses of approximately $36,000 and $1,000 on loans receivable, respectively.

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

In accordance with ASC Topic 326, the Company accounts for its allowance for expected credit losses on notes receivable using the CECL model. Periodic changes to the allowance for expected credit losses are recognized in the consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2025 and 2024, the Company has evaluated the probable losses on the notes receivable and made an allowance for expected credit losses of approximately $0.16 million and $0.07 million, respectively.

NOTE 8 — LONG-TERM INVESTMENTS, NET

Long-term investments, net consisted of the following:

	As of
	Ownership interest	March 31, 2025		Ownership interest	December 31, 2024
Marketable equity securities:
Investment C	0.00%*		1	0.00%*	1

Non-marketable equity securities:
Investment A	8.37%			8.37%	5,479
Investment B	3.63%			3.63%	255
Investment D	4.49%			4.49%	16,621
Investment E, related party	4.00%			4.00%	525
Investment F (a)	—			—%	—
Investment G (b)	56.93%			56.93%	—
Investment H (c)	3.76%			3.76%	2,574
Net carrying value		$			$25,455

*	Less than 0.001%

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

(c)

In September 2024, the Company subscribed 285,353 Class C Units of Investment H, a Nevada limited liability private company, representing a 3.79% equity interest of Investment H as of transfer date, for a non-cash consideration of approximately $18.5 million. The consideration was payable by the issuance of 7.35 million shares of ordinary shares of AGBA at the current market value of $2.51 per share. Accordingly, the Company accounted for its investment in Investment H as a non-marketable equity security measured at cost less impairment in accordance with ASC 321, Investments — Equity Securities. (see Note 19(a)(vi))

Subsequently in January 2025, the Company agreed to transfer all its equity interest in Investment H to a consulting firm for partial settlement of consultancy services (see Note 26(ii)).

The following table presents the movement of non-marketable equity securities as of Mrach 31, 2025 and December 31, 2024:

	As of
	March 31, 2025		December 31, 2024
Balance at beginning of period/year	$25,455		$25,725
Additions			18,457
Disposal		)	(2,152
Adjustments:
Downward adjustments		)	(15,971)
Foreign exchange adjustment		)	(604
Balance at end of period/year	$25,455		$25,455

Cumulative unrealized gains and losses, included in the carrying value of the Company’s non-marketable equity securities:

	As of
	March 31, 2025		December 31, 2024
Downward adjustments (including impairment)	$	)	$(53,318)
Upward adjustments			6,209
Total	$	)	$(47,109)

Investment loss, net is recorded as other expense in the Company’s condensed consolidated statements of operations and comprehensive loss and consisted of the following:

	For the three months ended March 31,
	2025		2024
Marketable equity securities:
Realized gain from sale of Investment C	$		$—

Non-marketable equity securities:
Unrealized losses (including impairment) – Investment B		)	(37)
Unrealized losses (including impairment) – Investment H		)	—
Investment loss, net	$	)	$(37)

NOTE 9 — ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consisted of the followings:

	As of
	March 31, 2025	December 31, 2024
Accounts payable	$	$53,752
Provision for potential litigation expense		22,962
Music contingencies		23,793
Accrued professional expenses		28,627
Redemption liability		7,298
Loan interest payable		3,489
Loan interest payable – related party		1,251
Accrued payroll		2,636
Other accrued liabilities		7,344
Total	$	$151,152

NOTE 10 — BORROWINGS

The borrowings consisted of the followings:

	As of
	March 31, 2025	December 31, 2024
Mortgage borrowings (a)	$	$868
Short-term loans (b)		11,642
Short-term loans, related parties (c)		29,181
Factoring loan (d)		197
Total	$	$41,888

Notes:

(a)	Mortgage Borrowings

In February 2023, the Company obtained a mortgage loan of approximately $1.8 million (equivalent to HK$14.0 million) from a finance company in Hong Kong, which bears an average interest rate at 13.75% per annum and becomes repayable in February 2024. The loan was pledged by a fixed charge on an office premise owned by the Company. As of December 31, 2024, the carrying value of the loan is approximately $0.9 million. On October 31, 2024, the Company entered into a preliminary sales and purchase agreement with an independent third party to sell the office premises with a cash consideration of approximately $1.6 million. The transaction is completed in February and June 2025.

In July 2024, the Company partially settled approximately $0.8 million, including approximately $0.02 million interest expense (equivalent to principal and interest of approximately HK$6.0 million and HK$0.15 million, respectively). The remaining principal and accrued interest are settled in January and June 2025.

(b)	Short-term Loans

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, which includes the short-term notes assumed at an aggregate principal amount of $9.5 million issued to various lenders (collectively, the “Short-term Loans”). The Short-term loans mature at various dates within the next twelve months and are included as current liabilities in the accompanying condensed consolidated balance sheets. The Company incurred approximately $2.1 million in interest expense and made aggregate payments of approximately $4.1 million toward the various short-term loans during the three months ended December 31, 2024. As of December 31, 2024, the aggregate outstanding principal and accrued interest was approximately $11.0 million.

On November 27, 2024, the Company also obtained a short-term loan of approximately $0.6 million from an independent third party in Hong Kong with a fixed interest rate of 6% per annum, repayable on December 31, 2024. The loan is unsecured and the fixed interest rate will increase to 15% per annum if there is any default on repayment.

As of the date of issuance of these condensed consolidated financial statements, the Company has not repaid the amount due and considered default of settlement.

(c)	Short-term Loans, Related Parties

In September 2023, the Company obtained short-term loans of approximately $5.0 million from Giant Wisdom Ventures Limited, a company controlled by major stockholder of the Company, which bears interest at a fixed rate of 12% per annum, repayable in October 2023. The borrowing is secured by a lien on the partial equity interest in Investment D owned by the Company.

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, which includes the borrowing entered with De Silva 2000 Living Trust for a principal of approximately $0.2 million with a fixed interest rate of 1.85% per annum.

In October 2024, the Company entered a loan facility agreement with one of its stockholders, TAG Holding Limited for borrowings up to $30.0 million. The loan is unsecured, repayable on demand and bears interest at a fixed rate of 6% per annum. As of December 31, 2024, the outstanding loan balance was approximately $18.4 million.

On October 16, 2024, Triller Corp. entered a short-term loan agreement with Giant Wisdom Ventures Limited for a principal of approximately $5.0 million with a fixed interest rate of 18% per annum. The loan is guaranteed by Triller Group and is collateralized by 5,000,000 shares of BKFC common stock. Both principal and accrued interest are due on January 16, 2025. In the event of a default, the interest rate increases to 21% per annum. As of December 31, 2024, the aggregate outstanding principal and accrued interest was approximately $5.2 million.

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

NOTE 11 — CONVERTIBLE DEBTS, NET

(i)	TFI Note

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, which includes convertible notes issued to Total Formation Inc. (“TFI”), stockholder of the Company, with a total principal balance of approximately $35.3 million and fair value of approximately $46.3 million (the “TFI Note”) as of the Acquisition Date. The TFI Note bears 15% annual interest and payable on demand by TFI at any time on or after August 1, 2024. The Company may prepay any amount owed under the note in whole or in part at any time without penalty or premium, plus unpaid accrued interest as of the date of such repayment. In the event that the Company fails to pay any amount due under this note when due or if the Company commences any case, proceeding, or other action relating to bankruptcy, insolvency, or reorganization, these events will constitute an event of default. An event of default will result in TFI having the option, by written notice to the Company, to declare the entire principal amount, together with all accrued but unpaid interest, payable immediately. If any amount payable under this TFI Note is not paid when due, such overdue amount shall bear interest at the default rate of 16% from the date of such non-payment until such amount is paid in full.

As of December 31, 2024, the TFI Note was reported at a fair value of approximately $46.3 million and is included in convertible debts under current liabilities in the condensed consolidated balance sheets. For the period from the Acquisition date through December 31, 2024, the Company recognized a gain of approximately $5.8 million on the change in fair value of convertible debts in the accompanying condensed consolidated statements of operations and comprehensive loss. As of the date of issuance of these condensed consolidated financial statements, the Company has not repaid the amount due and considered default of settlement.

(ii)	Exchangeable Note

On October 16, 2024, the Company issued an exchangeable note of approximately $5.4 million to Giant Wisdom Ventures Limited which bears interest at a fixed rate of 15% per annum and mature on January 16, 2025. The note is secured by a pledge of 5,000,000 shares of common stock of BKFC owned by the Company. As of December 31, 2024, the fair value of the note is approximately $6.8 million. As of the date of issuance of these condensed consolidated financial statements, the Company has not repaid the amount due and considered default of settlement.

(iii)	Convertible Promissory Note - Yorkville

On April 25, 2024, the Company entered into an amended and restated standby equity purchase agreement (the “First A&R SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership (“Yorkville”), and Triller Corp.

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

On June 28, 2024, the Company, Triller Corp and Yorkville entered into the Second A&R SEPA to modify the First A&R SEPA dated April 25, 2024. Pursuant to the Second A&R SEPA, Yorkville provides to the Company financing in the principal amount of $25 million (the “Second Pre-Paid Advance”) in the form of an additional convertible promissory note, subject to the same terms in interest charge and maturity under the First Pre-Paid Advance. The Second Pre-Paid Advance amounted to 94.0% of the principal amount to be drawn down.

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

The Company recorded amortization of debt discount and direct issuance costs and accrued interest of convertible promissory notes payable in interest expense in the condensed consolidated statements of operations and comprehensive loss of approximately $2.2 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively.

On November 26, 2024, Yorkville initiated litigation against Triller, Triller Corp., Triller Hold Co LLC, and Convoy Global Holdings Limited (“Defendants”) by filing a motion for summary judgment in lieu of a complaint pursuant to NY CPLR 3213 (the “Motion”), seeking a judgment finding Defendants liable for all amounts allegedly owed under the convertible promissory note, including interest, plus costs, legal fees, and expenses incurred by Yorkville (see Note 25). As of the date of issuance of these condensed consolidated financial statements, the Company has not repaid the amount due and considered default of settlement.

NOTE 12 — WARRANTS

In connection with the Merger Transaction aforementioned in Note 4, the exercise prices for, and the shares underlying, all previously outstanding public warrants (“AGBA Public Warrants”), Class A warrants (“AGBA Class A Warrants”), and common warrants (“AGBA Common Warrants”) (collectively, “AGBA Warrants”) issued by AGBA were adjusted in accordance with the terms of such warrant instruments to reflect the previously announced and implemented 1.9365-to-1 Forward Split and 1-for-4 Reverse Split. An equitable adjustment with a combined ratio of 0.5:1 applied to the number of AGBA Ordinary Shares issuable on the exercise of each AGBA Warrants and the warrant price. Upon the closing, all warrants issued by AGBA and Triller Corp. were assigned to and assumed by Triller Group (“Triller Group Warrants”). Accordingly, as of the close of business acquisition on October 15, 2024, each AGBA Public Warrant and each AGBA SPAC Private Warrant became one Triller Group Warrant which entitles the holder thereof to purchase 0.25 shares of Triller Group Common Stock at an adjusted exercise price of $23.00 per whole share (provided, however, warrants are not exercisable for fractional shares, only whole shares; thereby a warrant holder would need to hold four warrants to yield one share). Each AGBA Class A Warrant and each AGBA Common Warrant became one Triller Group Warrant which entitles the holder thereof to purchase 0.5 shares of Triller Group Common Stock at an adjusted exercise price of two times of the original exercise price per whole share (provided, however, warrants are not exercisable for fractional shares, only whole shares; thereby a warrant holder would need to hold two warrants to yield one share). AGBA Public Warrants started trading on a post-adjustment basis as Triller Group Warrants on October 16, 2024 under the new ticker symbol “ILLRW”. All the warrants and their exercise prices are retroactively restated in effect to the forward stock split and reverse stock split (see Note 19).

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

The public warrants qualify for the derivative scope exception under ASC 815 and are therefore presented as a component of stockholders’ (deficit) equity on the condensed consolidated balance sheets without subsequent fair value re-measurement.

As of March 31, 2025 and December 31, 2024, there were XX and 4,600,000 public warrants of Triller Group Warrants outstanding.

(b)	Replacement Warrants

On October 15, 2024, pursuant to the Merger Agreement, the Company issued 49,697,115 Triller Group Replacement Warrants to replace Triller Corp. warrants. Each replacement warrant entitles the holder thereof to purchase one share of common stock at a price of $3.1946 per full share, subject to adjustment as discussed herein.

The replacement warrants may be exercised in full or in part during the exercise period from the issue date to 2028. The holders will have the option to exercise warrants on a “cashless exercise.” In such event, each holder would pay the exercise price by surrendering the whole warrants for that number of shares equal to the quotient obtained by dividing (x) the product of the number of shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the volume average reported last sale price of the shares for the 10 trading days prior to the exercise date.

As of March 31, 2025 and December 31, 2024, there were XX and 49,697,115 replacement warrants of Replacement Warrants outstanding, respectively.

Liability Classified Warrants

(a)	Warrant - Class A

On May 2, 2024, the Company issued 3,557,932 shares of common stock and the associated warrants to purchase up to 734,920 shares of common stock at a purchase price of $1.40 per share under the private placement, to an institutional investor, a director, officers and employees of the Company. The subscribers in private placement will receive one Warrant – Class A for every five shares of common stock subscribed. Each Warrant – Class A entitles the holder to purchase 0.5 share of common stock at an exercise price of $2.00 per share and shall be exercised with more than $500,000 per tranche. The warrants will be exercisable six months after the issuance date for a period of five years after the exercise date.

As of March 31, 2025 and December 31, 2024, there were XXX and 1,469,840 Warrants - Class A of Triller Group Warrants outstanding, respectively, with aggregate value of approximately $1.0 million and nil, respectively.

(b)	Common Warrants

On June 28, 2024, the Company issued 1,431,561 common warrants to Yorkville, in connection with the Second A&R SEPA (see Note 16). Each common warrant entitles the holder to purchase 1 share of common stock with an exercise price of $5.85 per share.

As of March 31, 2025 and December 31, 2024, there were XX and 1,431,561 common warrants of Triller Group Warrants outstanding, respectively.

The Company has accounted for and presented Warrant – Class A and Common Warrants as liabilities on the condensed consolidated balance sheets, in accordance with ASC 480. The fair value of the warrant liabilities is valued by an independent valuer using a Binominal pricing model. The warrant liabilities were classified as Level 3 due to the use of unobservable inputs.

The key inputs into the Binominal pricing model were as follows at their measurement dates:

	As of March 31, 2025
	Common Warrants	Warrants – Class A
Input
Share price	$2.38	$2.38
Risk-free interest rate	4.38%	4.37%
Volatility	52.67%	52.71%
Exercise price	$5.85	$2.00
Warrant remaining life (years)	4.49	4.84

NOTE 13 — OPERATING LEASES

The Company has entered into a commercial operating lease with an independent third party for the use of an office in Hong Kong. The lease has an original term exceeding 1 year, but not more than 3 years with an option to renew a further term of 3 years. The operating leases are included in “Right-of-use asset, net” on the condensed consolidated balance sheets and represents the Company’s right to use the underlying assets during the lease term. The Company’s obligation to make lease payments are included in “Operating lease liabilities” on the condensed consolidated balance sheets.

Supplemental balance sheet information related to the operating lease was as follows:

	As of
	March 31, 2025	December 31, 2024
Operating lease:
Right-of-use asset	$12,626	$12,512
Less: accumulated amortization and impairment	(12,626)	(1,004)
Right-of-use asset, net	$—	$11,508

Lease liabilities:
Current lease liabilities	$1,867	$1,229
Non-current lease liabilities	807	10,646
Total lease liabilities	$2,674	$11,875

Operating lease expense for the three months ended March 31, 2025 and 2024 was approximately $2.6 million and $1.5 million, respectively.

In December 2024, the Company assessed that due to change of operation strategy in its financing service business, the Company believes that the right-of-use asset may not generate economic benefits in the foreseeable future. The Company considered it is reasonably certain not to exercise the renewal option and remeasured the right-of-use assets and corresponding lease liabilities as of the effective date of modification. The Company recorded a reduction in operating right-of-use assets and lease liabilities of approximately $8 million for the three months ended March 31, 2025 and 2024. Consequently, the Company recorded impairment of right-of-use asset of approximately $1.7 million during the three months ended March 31, 2025 and 2024.

Other supplemental information about the Company’s operating lease as of March 31, 2025 and December 31, 2024 are as follow:

	As of
	March 31, 2025	December 31, 2024
Weighted average discount rate	5.25%	6.58%
Weighted average remaining lease term (years)	1.42	5.42

Maturities of operating lease liabilities as of March 31, 2025 were as follows:

For the year ending March 31,	Operating lease
2025	$1,952
2026	814
Total minimum lease payments	2,766
Less: imputed interest	(92)
Total operating lease liabilities	$2,674

NOTE 14 — STOCKHOLDERS’ (DEFICIT) EQUITY

(a)	Common Stock

The Company has 150,000,000,000 authorized shares of common stock, with a par value of $0.001 per share.

During the three months ended March 31, 2025, the Company issued XX shares of common stock as follows:

(i)	167,586 shares of common stock to the directors and officers of the Company under the Share Award Scheme (the “Scheme”), whose shares were vested in 2023.

(ii)	8,079,002 shares of common stock to a director, officers and employees of the Company to compensate for the contributions of their services and performance.

(iii)	3,157,068 shares of common stock to certain consultants to compensate their services rendered which included 636,899 shares issued to a related company owned by the former Chairman of the Company for advisory services. As of December 31, 2024, the unrecognized deferred equity compensation amounting to approximately $6.4 million was recorded and will be amortized over the remaining service period.

(iv)	484,125 shares of common stock to Apex Twinkle Limited to partially settle the finder fee payable.

(v)	3,557,932 shares of common stock and the associated warrants to purchase 734,920 shares of common stock at a purchase price of $1.45 per share under the private placement, to an institutional investor, a director, officers and employees of the Company, on May 2, 2024. Among 3,557,932 shares of common stock, in December 2023, the Company received gross proceeds of approximately $1.9 million from an institutional investor in exchange of 1,279,688 shares of common stock and settled the accrued salaries of approximately $1.2 million with an aggregate of 859,564 shares of common stock to a director, officers and employees of the Company. The remaining 1,418,680 shares of common stock were issued to a director of the Company.

(vi)	3,558,319 shares of common stock to stockholder of Investment H in September 2024 with the aggregate fair value of approximately $18.5 million, at the current market value of $2.51 per share in exchange of 285,353 units of Class C of Investment H, equal to 3.79% of its equity interest. (see Note 10(c))

(vii)	1,306,970 shares of common stock for the settlement of the accrued salaries and salaries incurred during the year to the directors and officers.

(viii)	290,475 shares of common stock to the independent directors of the Company under the 2024 Equity Incentive Plan.

(ix)	480,426 shares of common stock to Yorkville as a commitment fee pursuant to A&R SEPA. (see Note 16(iii))

(x)	83,468,631 shares of common stock to the Triller Corp stockholders in connection with the Merger Transaction. (see Note 4)

(xi)	183,815 shares of common stock for settlement of claims that relate to the affairs of Triller Corp. prior to the Closing date with common stock held in escrow. (see Note 4)

(xii)	168,477 fractional shares of common stock resulting from rounding up to whole shares upon the effectiveness of Reverse Split.

There were XX and 138,143,817 shares of common stock issued and outstanding, as of March 31, 2025 and December 31, 2024, respectively.

To the date of the accompanying condensed consolidated financial statements issued, there were 197,266,991 shares of common stock issued and outstanding. The subsequent issuance of common stocks is listed from (i) to (vii) in Note 26.

For the three months ended March 31, 2025 and 2024, the Company recorded approximately $77.8 million and $11.2 million stock-based compensation expense, respectively which is included in the personal and benefit expense and legal and professional fee in the condensed consolidated statements of operations and comprehensive loss.

(b)	Preferred Stock

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

In connection with the Merger Transaction, the Company issued 11,801,804 shares of Series A-1 Preferred Stock to the holders of Triller Corp preferred stock and 11,801,804 shares of Series A-1 Preferred Stock to be issued to Giant Wisdom Ventures Limited.

There were XX and 11,801,804 shares of Series A-1 Preferred Stock issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.

Series B Preferred Stock

The Company designated up to 35,000 shares of Series B Preferred Stock, with a par value of $0.001 per share. Each share of Series B Preferred Stock shall be entitled to 10,000 votes for each share of Series B Preferred Stock held by such holder.

In connection with the Merger Transaction, the Company issued 30,851 shares of Series B Preferred Stock to Green Nature Limited, an affiliate of the Company’s majority stockholder.

There were XX and 30,851 shares of Series B Preferred Stock issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.

(c)	Preferred Stock To Be Issued

There were 11,801,804 shares of Series A-1 preferred stock to be issued in connection with the Merger Transaction which were subsequently settled with 11,807,332 common stocks in March 2025 (see Note 4).

(d)	Common Stock To Be Issued

The Company has committed to issue common stocks as compensation for services:

(i)	9,672,500 common stocks to a consultant under a consulting agreement.

(ii)	5,340,211 common stocks to directors, officers and employees under equity incentive plans for their service and performance

There were 15,022,711 and 2,350,081 shares of common stock to be issued, as of March 31, 2025 and 2024, respectively.

(e)	Common Stock Held In Escrow

There were 24,206,246 shares of common stock deposited into an escrow account in the name of the Company, acting as escrow agent, in connection with the Merger Transaction (see Note 4).

During the three months ended March 31, 2025 and 2024, 183,815 and nil shares common stock held in escrow are transferred out to settle claims that relate to the affairs of Triller Corp. prior to the Closing date with common stock held in escrow.

There were XX and 24,022,431 shares of common stock held in escrow issued and outstanding as of March 31, 2025 and 2024, respectively.

(f)	Forgiveness of Amount Due to the Holding Company

During the three months ended March 31, 2025 and 2024, the holding company of the Company agreed to forgive a debt of nil and approximately $12.6 million , in aggregate, respectively representing certain amounts due to it and treat as additional paid-in capital.

(g)	2023 Share Award Scheme (the “Scheme”)

Pursuant to the Share Award Scheme, the Company filed S-8 registration statement to register up to 5,652,352 shares of common stock on February 24, 2023.

The fair value of the common stock granted during the period is measured based on the closing price of the Company’s common stocks as reported by Nasdaq Exchange on the date of grant. For those vested immediately on the date of grant, the fair value is recognized as stock-based compensation expense in the condensed consolidated statements of operations and comprehensive loss.

(h)	Restricted Share Units (“RSUs”)

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

As of March 31, 2025 and December 31, XX and 2024, 388,683 shares of common stock are available to issue under this plan.

During the three months ended March 31, 2025 and 2024, the Company recorded approximately $0.8 million and $1.9 million stock-based compensation expense, respectively which is included in the personnel and benefit expenses in the condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2025 and December 31, 2024, total unrecognized compensation remaining to be recognized in future periods for RSUs totaled approximately $0.7 million. They are expected to be recognized over the weighted average period of 1.37 years.

A summary of the activities for the Company’s RSUs as of March 31, 2025 and December 31, 2024 is as follow:

	As of December 31,
	March 31, 2025			December 31, 2024
	Number of RSUs		Weighted Average Grant Price	Number of RSUs	Weighted Average Grant Price

Outstanding, beginning of year	388,683		$2.47	634,072	$2.47
Granted	—		$—	—)	$—
Vested		)	$2.47	(95,525)	$2.47
Forfeited		)	$2.47	(149,864	$2.47
Outstanding, end of year			$2.47	388,683	$2.47

(i)	2024 Equity Incentive Plan

Pursuant to the 2024 Equity Incentive Plan (the “2024 Plan”), the Company filed S-8 registration statement to register 7,746,000 shares of common stock on August 29, 2024.

The fair value of the common stock granted during the period is measured based on the closing price of the Company’s common stock as reported by Nasdaq Exchange on the date of grant. For those vested immediately on the date of grant, the fair value is recognized as stock-based compensation expense in the condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2025 and December 31, 2024, XX and 36,016 shares of common stock are available to issue under this plan.

NOTE 15 — INCOME TAX EXPENSE

The provision for income tax expense consisted of the following:

	For the three months ended March 31,
	2025	2024
U.S.	$—	$—
Other than U.S.	—	287
Income tax expense	$—	$287

	For the three months ended March 31,
	2025	2024
Current tax	$—	$332
Deferred tax	—	(45)
Income tax expense	$—	$287

The Company’s subsidiaries mainly operate in Hong Kong and the U.S. that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is formed in the State of Delaware, the Company is subject to the federal income tax rate of 21%.

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

For the three months ended March 31, 2025 and 2024, Hong Kong profits tax is calculated in accordance with the two-tiered profits tax rates regime. The applicable tax rate for the first HK$ 2 million of assessable profits is 8.25% and assessable profits above HK$ 2 million will continue to be subject to the rate of 16.5% for corporations in Hong Kong, effective from the year of assessment 2018/2019.

The reconciliation of income tax rate to the effective income tax rate based on loss before income tax expense for the three months ended March 31, 2025 and 2024 are as follows:

	For the three months ended March 31,
	2025	2024

Loss before income taxes	$(1,138,036)	$(48,919)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(187,776)	(8,072)
Income not subject to taxes	(7,641)	(2,563)
Non-deductible items:
- Share based compensation	12,833	1,854
- Investment loss	2,635	1,135
- Others (a)	178,777	—
Effect of difference tax jurisdiction	(309)	—
Under provision of prior years	—	221
Change in valuation allowance	1,481	7,733
Tax holiday	—	(21)
Income tax expense	$—	$287

Note:

(a)	For the three months ended December 31, 2024, other non-deductible expenses mainly consisted of impairment loss on goodwill and other non-current assets.

The following table sets forth the significant components of the deferred tax assets of the Company as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024
Deferred tax assets, net:
Net operating loss carryforwards	$10,446	$8,909
Less: valuation allowance	(10,446)	(8,909)
Deferred tax assets, net:	$—	$—

The movement of valuation allowance is as follows:

	For the three months ended March 31,
	2025	2024
Balance as of beginning of the period	$(8,909)	$(5,461)
Additions	(1,537)	(3,448)
Balance as of end of the period	$(10,446)	$(8,909)

As of Mrach 31, 2025 and December 31, 2024, the operations incurred approximately $61.5 million and $54.0 million, respectively of cumulative net operating losses, which can be carried forward to offset future taxable income. Net operating loss can be carried forward indefinitely but cannot be carried back to prior years. There are no group relief provisions for losses or transfers of assets under Hong Kong tax regime. Each company within a corporate group is taxed as a separate entity. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes that it is more likely that not all of these assets will be realized in the future. The valuation allowance is reviewed annually.

Uncertain tax positions

The Company evaluates the uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of March 31, 2025 and December 31, 2024, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties related to potential underpaid income tax expenses for the three months ended March 31, 2025 and 2024 and also did not anticipate any significant increases or decreases in unrecognized tax benefits in the next 12 months from March 31, 2025.

NOTE 16 — RELATED PARTY BALANCES AND TRANSACTIONS

The table below sets forth major related parties of the Company and their relationships with the Company.

Name	Relationship with the Company
JFA Capital	Investment private funds controlled by the holding company of the Company
NSD Capital	Investment private funds controlled by the holding company of the Company
TAG Holdings Limited	Stockholder of the Company
TAG Financial Holdings Limited	Company controlled by common stockholder of the Company
Convoy Financial Services Limited	Company controlled by common stockholder of the Company
Convoy Global Holdings Limited	Company controlled by common stockholder of the Company
Giant Wisdom Ventures Limited	Company controlled by major stockholder of the Company
Atlas Merchant Capital LLC	Company controlled by the former chairman of the Company
Wong Suet Fai Almond	Chief Operating Officer of the Company
De Silva Trust	Company controlled by director of subsidiaries of the Company
HCMPS Healthcare Holdings Limited	Company with common director of the Company
Total Formation Inc.	Stockholder of the Company

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by the stockholder. Amounts represent advances or amounts paid in satisfaction of liabilities.

(i)	Related party balances

Related party balances consisted of the following:

		As of
		March 31, 2025	December 31, 2024
Balance with related parties:
Accounts receivable	(a)	$—	$1,094
Other current liabilities	(b)	$1,251	$—
Borrowings	(c)	$29,181	$5,000
Amount due to the holding company	(d)	$—	$2,906
Long-term investment – Investment E	(e)	$525	$523
Convertible debts	(f)	$53,106	$—

(a)	Accounts receivable due from related parties represented the management service rendered to two individual close-ended investment private funds registered in the Cayman Islands, which is controlled by the holding company.

(b)	Other current liabilities due to related parties represented the interest payable accrued on the short-term borrowings from four related parties (see Note 15(c)).

(c)	Borrowings consisted of short-term loans obtained from the Company’s senior management, major stockholder of ultimate holding company, a company controlled by director of subsidiaries and a stockholder. The amounts were secured, interest-bearing and repayable on demand (see Note 15(c)).

(d)	Amount due to the holding company are those nontrade payables arising from transactions between the Company and the holding company, such as advances made by the holding company on behalf of the Company, advances made by the Company on behalf of the holding company, and allocated shared expenses paid by the holding company. During the three months ended March 31, 2025 and 2024, amounts due to the holding company of nil and $12.6 million, respectively, were forgiven (see Note 19).

(e)	The Company purchased 4% equity interest in Investment E from a related party in May 2021, based on historical cost. The Company has a common director with Investment E.

(f)	TFI Note obtained from the Company’s major stockholder of ultimate holding company. The amount was secured, interest-bearing, and repayable in June 2026 (see Note 16).

(ii)	Transactions with related parties

In the ordinary course of business, during the three months ended March 31, 2025 and 2024, the Company involved with transactions, either at cost or current market prices and on the normal commercial terms among related parties. The following table provides the transactions with these parties for the periods as presented (for the portion of such period that they were considered related):

		For the three months ended March 31,
		2025	2024

Asset management service income	(g)	$-	$970
Office rental and operating fees	(h)	$4,303	$6,040
Legal and professional fees	(i)	$1,000	$333
Interest expense	(j)	$1,024	$-

(g)	Under the management agreements, the Company shall provide management service to the portfolio assets held by two individual close-ended investment private funds in the Cayman Islands, which is controlled by the shareholder, for a compensation of asset management service fee income at the predetermined rate based on the respective portfolio of asset values invested by the final customers.

(h)	Pursuant to the service agreement, the Company agreed to pay the office and administrative expenses to the holding company for the use of office premises, including, among other things, building management fees, government rates and rent, office rent, and lease-related interest and depreciation that were actually incurred by the holding company.

(i)	On September 19, 2023, the Company entered into an advisory services agreement with a related company, which owned by the Chairman of the Company, for a monthly fee of approximately $0.8 million. The service will be terminated by either party upon 90 days prior written notice.

(j)	The interest expense incurred for borrowings from four related parties.

Apart from the transactions and balances detailed above and elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 17 — RISK AND UNCERTAINTIES

The Company is exposed to the following concentrations of risks:

(a)	Major customers

For the three months ended March 31, 2025 and 2024, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	For the three months ended March 31, 2025		As of March 31, 2025
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$4,726	17%	$141
Customer B	$3,841	14%	$—
Customer C	$2,583	9%	$420

	For the three months ended March 31, 2024		As of March 31, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$14,452	27%	$1,092
Customer B	$5,961	11%	$61
Customer D	$5,923	11%	$2

(b)	Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents, restricted cash, accounts receivable, loans receivable, and notes receivables. Cash equivalents are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. As of Mrach 31, 2025, the Company maintained a total of approximately $17.26 million at financial institutions, consisting of approximately $15.86 million held in Hong Kong, including a cash balance of approximately $1.66 million and escrow funds of approximately $14.20 million, of which approximately $15.86 million was subject to credit risk, and approximately $1.40 million in cash held in the United States. These balances are protected by the Hong Kong Deposit Protection Board, which provides coverage up to a limit of HK$0.8 million (approximately $0.1 million) if the bank with which an individual/a company hold its eligible deposit fails, effective from October 1, 2024, and the Federal Deposit Insurance Corporation (“FDIC”) in the United States. While management considers these financial institutions to be of high credit quality, it continuously monitors their creditworthiness.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements.

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

For the three months ended March 31, 2025 and 2024, the Company recorded the foreign exchange loss of approximately $0.70 million and foreign exchange gain of approximately $0.91 million, respectively, mainly attributable from the long-term investments which are mostly denominated in Sterling.

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

NOTE 18 — COMMITMENTS AND CONTINGENCIES

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

The following describes material legal proceedings in which the Company is involved as of March 31, 2025:

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

On December 15, 2020, the writs of summons were issued against the Company and the former consultant by the Plaintiff. This action alleged the misrepresentation and conspiracy causing the loss from the investment in corporate bond and claimed for compensatory damage of approximately $1.7 million. The Company previously made approximately $0.8 million as contingency loss for the year ended December 31, 2021. Parties participated in a mediation held on March 25, 2022 and negotiated for settlement through without prejudice correspondence, no settlement was reached. The pre-trial review is fixed to be heard on January 29, 2026 and the 6-days trial is fixed to be heard from May 14 to 21, 2026. The case is on-going and legal counsel of the Company will continue to handle this matter. As of March 31, 2025, the Company accrued a legal provision of approximately $0.8 million as a liability in the condensed consolidated balance sheets.

(iv)	Sony Music Entertainment

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the litigation with Sony Music Entertainment (“Sony”) alleging claims for breach of contract, copyright infringement, contributory copyright infringement, and vicarious copyright infringement. The court entered judgement pursuant to stipulation in the amount of approximately $3.6 million requiring Triller Corp to make monthly payments through May 21, 2025. Triller Corp defaulted on the payments and judgement was entered against Triller Corp on August 27, 2024 for the full amount due. As of March 31, 2025, approximately $3.6 million is included as a liability in the condensed consolidated balance sheets.

(v)	Sony Music Publishing Europe Limited (“SOLAR”)

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the complaint filed by SOLAR in the London, United Kingdom Circuit Common Court alleging claims of songwriter/producer music publishing rights infringement. A default judgement for £3.8 million was ruled in SOLAR’s favor and SOLAR filed an action in the Superior Court of California for the County of Los Angeles for recognition of this foreign country money judgment in the amount of approximately $4.4 million. As of March 31, 2025, this amount is included as a liability in the condensed consolidated balance sheets.

(vi)	Music Licensing

Triller Corp has outstanding contractual obligations to various record labels, music publishers and performing rights organizations (collectively, “Rightsholders”) who have licensed to Triller Corp the right to use sound recordings and musical compositions in connection with the operation of the Triller app and other aspects of the Company’s business. As of March 31, 2025, the Company has recorded liabilities in the amount of approximately $30.0 million for unpaid amounts owed under its music licenses. Triller Corp is also involved in various legal proceedings and has received threats of litigation from Rightsholders. Triller Corp believes it may be or become liable to Rightsholders for additional amounts such as interest, penalty fees, attorneys’ fees, copyright infringement damages and other amounts, but is currently unable to estimate the probability of loss associated with these actions or the range or reasonably possible losses, if any, or the impact such losses may have on the Company’s results of operations, financial condition or cash flows.

(vii)	Fox Plaza Lease

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the ongoing litigation with Fox Plaza, LLC due to an alleged breach of a commercial office lease agreement as a result of an alleged failure to pay rents under the agreement. The plaintiff seeks damages in excess of approximately $3.5 million, plus attorney’s fees, costs of suit, and additional damages to be proven at trial. Triller Corp intends to vigorously defend itself in this matter. The Company has accrued approximately $1.8 million as a liability pertaining to this claim on the condensed consolidated balance sheets. It is reasonably possible that the potential loss may exceed the accrued liability amount.

(viii)	Concentrix Daksh

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the arbitration with Concentrix Daksh Services India Private Ltd. (“Concentrix”). Concentrix alleges wrongful early termination of a services agreement and seeks damages of approximately $2.0 million in lost profits, plus interest and fees. The Company has accrued approximately $2.0 million as a liability pertaining to this matter. While the Company intends to defend the claim vigorously, management believes the recorded amount represents the probable loss as of March 31, 2025.

(ix)	Epic Sports & Entertainment

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Hold Co LLC and Triller Fight Club LLC related to litigation with Epic Sports & Entertainment, Inc. (“Epic”) for alleged breach of a settlement agreement. Epic initially claimed damages of approximately $1.8 million, and recent settlement discussions indicate a potential settlement range of approximately $0.6 to $2.0 million. As of March 31, 2025, the Company accrued a legal provision of approximately $1.9 million as a liability in the condensed consolidated balance sheets.

(x)	Samsung Arbitration Award

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the arbitration with Samsung Electronics Co., Ltd due to a breach of a commercial agreement and failure to pay the amounts owed under the contract. The U.S. District Court for the Central District of California confirmed the award and entered a judgment of approximately $2.6 million in May 2024, accruing interest at $368.43 per day, at a rate of 5.17% per annum until repaid. A writ of execution was issued on August 2, 2024, and a Judgment Debtor Examination is scheduled for February 24, 2025. The Company provided financial records in December 2024 in response to a subpoena. As of March 31, 2025, the Company accrued approximately $3.0 million as a liability in the condensed consolidated balance sheets.

(xi)	Prem Parameswaren

In connection with the Merger Transaction, the Company assumed potential liabilities related to claims asserted by Prem Parameswaran, the former Chief Executive Officer of Triller Corp for alleged unpaid compensation. To avoid litigation, the parties reached an agreement in principle for a settlement consisting of $500,000 in cash and 625,000 stock units, subject to approval by AGBA Group Holding Limited. As of March 31, 2025, the Company has accrued approximately $2.4 million as a liability pertaining to this matter, representing the probable settlement amount.

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

 The Company is subject to claims asserted by Bobby Sarnevesht for alleged breach of a merger agreement and related contracts. The Company disputes the claims and the matter remains unresolved. As of March 31, 2025, the Company has accrued approximately $3.0 million as a liability pertaining to this dispute, which represents management’s best estimate of the probable loss.

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

Subsequent to March 31, 2025, the Company is involved in the following material legal proceedings:

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

NOTE 19 — SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2025, up to the date that the unaudited condensed consolidated financial statements were available to be issued.

(i)	In April 2025, the Company issued an aggregate of 603,839 shares of common stock to the directors and officers of the Company under the Share Award Scheme, whose shares were vested in 2023.

(ii)	In April 2025, the Company issued an aggregate of 823,642 shares of common stock to the employees of the Company to compensate for the contributions of their services and performance, at a price range from $1.072 to $2.532 per share.

(vi)	In April 2025, the Company issued an aggregate 304,478 shares of common stock to the employees of Triller Corp. under the share award scheme of Triller Corp.

In April 2025, the Company issued 3,227,500 shares of common stock to 13080 Advisors LLC for the first installment.

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

The Warrant will be exercisable in a year after the Company’s next qualified equity financing with a term of five years.

(ix)	On April 17, 2025, the Company received a written notice (the “Notice”) from Nasdaq, notifying that the Company failed to comply with Nasdaq Listing Rule 5250(c)(1) as the Company failed to timely file its Annual Report on Form 10-K for the year ended December 31, 2024. The Notice had no immediate effect but, before June 16, 2025, the Company was required to submit a plan to Nasdaq to regain compliance with the Nasdaq Listing Rule. If Nasdaq accepts the Company’s plan, Nasdaq will grant the Company up to 180 calendar days from the filing due date to regain compliance. Otherwise, after the date, subject to other requirements and conditions, the Company may proceed to delisting procedures. On August 19, 2025, Nasdaq accepted the Company’s plan to regain the compliance by October 13, 2025.

(x)	On May 20, 2025, the Company received a written notice (the “Notice”) from Nasdaq, notifying that the Company failed to comply with Nasdaq Listing Rule 5250(c)(1) as the Company failed to timely file its quarterly report on Form 10-Q for the period ended March 31, 2025. The Notice had no immediate effect but, before June 16, 2025, the Company was required to submit a plan to Nasdaq to regain compliance with the Nasdaq Listing Rule. If Nasdaq accepts the Company’s plan, Nasdaq will grant the Company up to 180 calendar days from the filing due date to regain compliance. Otherwise, after the date, subject to other requirements and conditions, the Company may proceed to delisting procedures. On August 19, 2025, Nasdaq accepted the Company’s plan to regain the compliance by October 13, 2025.

(xi)	On June 20, 2025, Yorkville effected a foreclosure under the Amended and Restated Pledge Agreement, dated June 28, 2024, between Triller Hold Co LLC and Yorkville (the “Triller Pledge Agreement”). This action was undertaken by Yorkville following its allegations of various events of default by the Company under the terms of the Yorkville Convertible Promissory Note, dated June 28, 2024, and other related transaction documents, including the Second A&R SEPA. Yorkville had previously sought to accelerate payment of all amounts due under the Yorkville Convertible Promissory Note. Although the Company has not received a formal notice of foreclosure from Yorkville, the Company became aware through a transfer agent statement that 3,000,000 shares of common stock of BKFC, previously pledged by Triller Hold Co LLC as collateral, were transferred to Yorkville on June 20, 2025. These 3,000,000 shares represented a 17.2% ownership interest in BKFC as specifically pledged to Yorkville. As a direct result of this transfer, the Company’s beneficial ownership in BKFC declined from 56.93% to 38.91% of BKFC’s outstanding common shares. Following this change in ownership, the majority stockholders of BKFC approved amendments to BKFC’s certificate of incorporation and its Stockholders Agreement, which included the removal of the Company’s board designation rights. These amendments became effective on July 1, 2025. Consequently, the Company no longer holds a majority stake in BKFC and has lost its contractual rights to appoint directors to the BKFC board. As a result of losing control over BKFC, BKFC will be deconsolidated from the Company’s condensed consolidated financial statements as of July 1, 2025, the effective date of the amended and restated Stockholders Agreement. The Company is currently evaluating the accounting and reporting implications of this deconsolidation, which may include potential impairment charges, recognition of a gain or loss on deconsolidation, and any required restatement of prior period comparative information.

(xii)	On June 30, 2025, the Company received a written notice (the “Notice”) from Nasdaq, notifying that the Company had publicly traded under $1.00 per share for a period of 30 consecutive trading days or more, which failed to comply with Nasdaq Listing Rule 5550(a)(2) and Nasdaq Listing Rule 5810(c)(3)(A). The Notice had no immediate effect but, before December 29, 2025, the Company was required to regain compliance by trading at least $1.00 per share for a minimum of 10 consecutive trading days. Otherwise, after the date, subject to other requirements and conditions, the Company may proceed to delisting procedures. As of the date of the condensed consolidated financial statements, the Company is still consecutively trading under $1.00, directors of the Company are investigating actions, where appropriate, to regain the compliance, by December 29, 2025.

(xiii)	On June 30, 2025, the Company and Green Ventures entered into Amendment No. 5 to the Green Ventures Note, in which Green Ventures agreed (i) amend certain terms and conditions of the Green Ventures Note, including reducing the interest rates for the Green Ventures Note to 8%, reducing the rate of the default interest rate to 11%, extending the maturity date to June 6, 2026 and (ii) waive all existing events of default under the Green Ventures Note (collectively, the “Requested Amendments and Waivers”). As consideration for granting the Requested Amendments and Waivers, Triller has agreed to provide additional collateral to secure the outstanding obligations under the Green Ventures Note, and to procure its affiliate, TAG Technologies, to guarantee the due and punctual performance and payment obligations under the Green Ventures Note.

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

NOTE 20 — PARENT ONLY FINANCIAL INFORMATION

The Company performed a test on the restricted net assets of consolidated subsidiaries in accordance with Securities and Exchange Commission Regulation S-X Rule 5-04 and concluded that it was applicable for the Company to disclose the financial statements for Triller Group Inc., the parent company.

The Company did not have significant capital and other commitments, long-term obligations, or guarantees as of March 31, 2025 and December 31, 2024. Certain information and footnote disclosures generally included in financial statements prepared in accordance with U.S. GAAP have been condensed and omitted.

The following presents condensed parent company only financial information of Triller Group Inc.

Condensed balance sheets

	As of
	March 31, 2025			December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$			$3
Amounts due from the holding company				—
Amounts due from subsidiaries				66,088
Promissory notes receivable, related party				33,949
Prepayments				155
Total current assets				100,195

Non-current assets:
Investments in subsidiaries				785,733
Total non-current assets				785,733

TOTAL ASSETS	$			$885,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other payable and accrued liabilities	$			$8,929
Borrowings				32,552
Borrowings, related party				18,443
Warrant liabilities				977
Total current liabilities				60,901

TOTAL LIABILITIES				60,901

Commitments and contingencies (Note 25)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A-1 preferred stock, $0.001 par value, 50,000,000 and nil shares authorized, XX and 11,801,804 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively		12		12
Series B preferred stock, $0.001 par value, 50,000,000 and nil shares authorized, XX and 30,851 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively		—	*	—
Common stock, $0.001 par value; 150,000,000,000 and 484,125,000 shares authorized, XX and 138,143,817 shares issued and outstanding as of Mrach 31, 2025 and December 31, 2024, respectively		138		138
Common stock to be issued		15		15
Series A-1 preferred stock to be issued		12		12
Common stock held in escrow		24		24
Additional paid-in capital		909,806		909,806
Accumulated deficit			)	(84,980)
Total stockholders’ equity (deficit)				825,027)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$			$885,928

*	Less than $1,000

Condensed Statements of Operations

	Three Months ended March 31,
	2025	2024
Operating cost and expenses:
Stock-based compensation expense	$(51,671)	$(9,933)
Other general and administrative expenses	(11,066)	(3,764)
Total operating cost and expenses	(62,737)	(13,697)

Loss from operations	(62,737)	(13,697)

Other income (expense):
Interest income	765	—
Interest expense	(4,546)	—
Interest expense, related party	(231)	—
Change in fair value of warrant liabilities	3,463	4
Change in fair value of forward share purchase liability	—	(82)
Loss on settlement of forward share purchase agreement	—	(379)
Sundry income	—	344
Total other income (expense), net	(549)	(113)

Loss before income taxes	(63,286)	(13,810)

Income tax expense	—	—

NET LOSS	$(63,286)	$(13,810)

Condensed Statement of Cash Flows

	Three Months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(63,286)	$(13,810)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	51,671	9,933
Change in fair value of warrant liabilities	(3,463)	(4)
Change in fair value of forward share purchase liability	—	82
Loss on settlement of forward share purchase agreement	—	379
Interest income from promissory note receivable, related party	(765)	—
Interest expenses on borrowings	4,777	—

Change in operating assets and liabilities:
Prepayments	658	(17)
Other payables and accrued liabilities	6,399	1,161
Net cash used in operating activities	(4,009)	(2,276)

Cash flows from investing activities:
Issuance of promissory notes receivable, related party	(15,465)	—
Net cash used in investing activities	(15,465)	—

Cash flows from financing activities:
Advances to related companies	(4,003)	(934)
Proceeds from convertible promissory note payables	23,350	—
Settlement of forward share purchase agreement	—	(13,953)
Proceeds from private placement	—	1,850
Net cash provided by (used in) financing activities	19,347	(13,037)

Net change in cash, cash equivalent and restricted cash	(127)	(15,313)

BEGINNING OF PERIOD	130	15,443

END OF PERIOD	$3	$130

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

Nasdaq Listing Extension

We received a delisting determination letter on October 14, 2025 and an additional delisting determination letter on November 17, 2025 from the Listing Qualifications Staff (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”), due to the our non-compliance with Nasdaq’s filing requirements set forth in Listing Rule 5250(c)(1) (the “Listing Rule”) for its failure to timely file the Form 10-K for the year ended December 31, 2024, and the Forms 10-Q for the periods ended March 31, 2025, June 30, 2025 and September 30, 2025, respectively.

We requested a hearing before the Nasdaq Hearings Panel (the “Panel”) on October 21, 2025, and the hearing was held on November 25, 2025. On December 3, 2025, we received a decision letter from the Staff of Nasdaq, indicating that based on the information presented at the hearing, the Panel has determined to grant us an exception period to continue its listing on Nasdaq subject to the conditions that: (1) on or before December 24, 2025, we shall demonstrate compliance with the Listing Rule; (2) on or before February 27, 2026, we shall demonstrate compliance with the $1.00 per share minimum bid price requirement; and (3) on or before March 31, 2026, we shall file the Form 10-K for the year ended December 31, 2025. It is a requirement during the exception period that the we provide prompt notification of any significant events that occur during this time that may affect the our compliance with Nasdaq requirements.

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

During 2025, we continued to make significant investments into developing and expanding our financial advisors salesforce, broadening and deepening the product range, as well as upgrading the supporting infrastructure. Our infrastructure not only supports the financial consultants in engaging with their customers, it also provides extensive operational support in relation to the processing of transactions, associated payment flows, as well as after-sales services. Building our infrastructure required substantial investments into technological, operational and financial systems, as well as the development of comprehensive operational and support teams (operations support, customer services, payments, etc.). Since many of the financial products offered to our customers are regulated, on top of the various operational requirements, we have built significant internal capabilities in the areas of risk and internal control, as well as legal and compliance to ensure an appropriate level of regulatory compliance and supervision.

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

Critical Accounting Policies, Judgements and Estimates

The preparation of financial statements in conformity with GAAP requires us to make judgments, estimates, and assumptions in the preparation of our unaudited condensed consolidated financial statements. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies and estimates as reported in our 2024 Annual Report on Form 10-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1***	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2***	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32***	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	Inline XBRL Instance Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.
***	To be filed by an amendment.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Triller Group Inc.

Date: January 26, 2026	By:	/s/ Ng Wing Fai
	Name:	Ng Wing Fai
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: January 26, 2026	By:	/s/ Shu Pei Huang, Desmond
	Name:	Shu Pei Huang, Desmond
	Title:	Acting Chief Financial Officer
(Principal Financial and Accounting Officer)