Form 10-Q
period 2025-06-30
Triller Group Inc.
filed 2026-01-27
CIK 1769624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, there were 182,735,495 shares of common stock issued and outstanding.

Triller Group Inc.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRILLER GROUP INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in thousands of United States Dollars, except for number of shares)

	As of
	June 30, 2025	June 30, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,095	$2,130
Restricted cash	12,030	12,793
Accounts receivable, net	1,131	1,131
Loans and notes receivables, net	96	111
Deposit, prepayments, and other receivables, net	1,308	1,652
Assets held for sale	465	469
Total current assets	18,175	18,175

Non-current assets:
Loans receivables, net	542	1,013
Long-term investments, net	27,231	25,624
Investment in subsidiaries	14,967	-
Long-term investments, net, related party	520	524
Total non-current assets	27,162	27,162

TOTAL ASSETS	$60,384	$45,448

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and other current liabilities	$179,386	$147,553
Other current liabilities, related parties	1,078	1,078
Escrow liabilities	12,030	12,793
Borrowings	52,634	48,801
Borrowings, related party	-	-
Convertible debts, net	-	-
Convertible debts, related party	53,106	53,106
Promissory notes payable	35,395	33,966
Warrant liabilities	977	977
Operating lease liabilities, current	1,734	1,888
Total current liabilities	335,318	300,188

Non-current liabilities:
Operating lease liabilities, non-current	-	324
Total non-current liabilities	-	324

TOTAL LIABILITIES	335,318	300,512

Commitments and contingencies (Note XX)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A-1 preferred stock, $0.001 par value, 50,000,000 shares authorized, 11,801,804 and 11,801,804 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	12	12
Series B preferred stock, $0.001 par value, 50,000,000 shares authorized,30,851 and 30,851 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	— *	— *
Common stock, $0.001 par value; 150,000,000,000 shares authorized, 153,267,991 and 138,143,817 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	160	153
Series A-1 preferred stock to be issued	12	12
Common stock to be issued	15	15
Common stock held in escrow	2	24
Additional paid-in capital	(1,024,176)	994,332
Accumulated other comprehensive loss	(236)	(487)
Accumulated deficit	(1,295755)	(1,244,312)
Total stockholders’ deficit	(274,933)	(45,448)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$(60,384)	$(281,902)

*	Less than $1,000

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLER GROUP INC. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in thousands of United States Dollars, except for number of shares)

	Three months ended June 30,
	2025	2024
Revenues
Loan interest income	$16	$22
Commissions	5,227	4,153
Recurring asset management service fees	270	503
Recurring asset management service fees, related parties		242
Advertising revenue	-	—
SaaS fees	-	—
Subscription fee and paid-per-view fees	-	—
Total revenues	5,514,531	4,920

Operating expenses
Operating expense for social media and streaming platform	--	—
Commission expense	(3,307)	(1,316)
Sales and marketing expense	(118)	(29)
Triller operating expenses	(5,431)
Research and development expense	(1,702)	(495)
Personal and benefit expense	(21,039)	(5,478)
Legal and professional fee	(1,748)	(1,487)
Legal and professional fee, related party	-	(25=49)
Office and operating fee, related party	(1,187)	(1,074)
Provision for allowance for expected credit losses	(95)	(751)
Other general and administrative expenses	(1,135)	(1,408)
Total operating expenses	(40,617)	(15,310)

Loss from operations	(35,102)	(7,654)

Other income (expense)
Interest income	3	74
Interest expense	(5,173)	(51)
Foreign exchange (loss) gain, net	(1,305)	(227)
Investment loss, net	(1)	52)
Change in fair value of warrant liabilities		—
Sundry income	44	18
Total other income, net	11,366)	(3,607)

Loss before income tax expense	(36,361)	(11,346)
Income tax expense	(29)	(23)

Net loss	(36,390)	(11,369)

Comprehensive loss
Net loss	$(36,390)	$(11,369)
Other comprehensive loss
Foreign currency translation adjustment	722	(34)
Comprehensive loss	$35,668	$(11,403)

Weighted average number of common stock outstanding#
- Basic and diluted	33,942,768	33,942,768

Net loss per share#
- Basic and diluted	$(0.27)	$(0.14)

#	Giving retroactive effect to the forward stock split and reverse stock split (see Note 19)

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLER GROUP INC. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY*

(Currency expressed in thousands of United States Dollars, except for number of shares)

For the three months ended June 30, 2025
		Series A-1 preferred stock		Series B preferred stock			Common stock		Series A-1 preferred stock to be issued		Common stock to be issued			Common stock held in escrow			Additional		Accumulated other		Total
	Note	No. of share	Amount	No. of share	Amount		No. of share#	Amount	No. of share	Amount	No. of share#	Amount		No. of share		Amount	paid-in capital		comprehensive loss	Accumulated deficit	stockholders’ deficit
Balance as of January 1, 2025		11,801,804	$12	30,851	$—	*	138,143,817	$138	11,801,804	$12	15,022,711	$15		24,022,431		$24	$958,017		$(548)	$(1,203,637)	$(245,967)

Issuance of common stock to settle finder fee	(19)(a)(iv)	—	—	—	—				—	—	—	—		—		—			—	—
Issuance of common stock and warrant liabilities for private placement	(19)(a)(v)	—	—	—	—				—	—			)	—		—		)	—	—
Issuance of common stock to independent directors under 2024 Equity Incentive Plan	(19)(a)(viii)	—	—	—	—				—	—	—	—		—		—			—	—
Stock-based compensation to consultants	(19)(a)(iii),(d)(i)	—	—	—	—				—	—				—		—			—	—
Stock-based compensation to directors, officers, and employees	(19)(a)(i), (ii), (vii),(d)(ii)	—	—	—	—				—	—				—		—			—	—
Shares issued for Investment H	(19)(a)(vi)	—	—	—	—				—	—	—	—		—		—			—	—
Issuance of common stock for commitment fee	(19)(a)(ix)	—	—	—	—			—	—	—	—	—		—		—			—	—
Issuance of Series A-1, Series B preferred stocks and common stocks, replacement warrants and Series A-1 preferred stocks to be issued in related to the Merger Transaction	(19)(a)(x),(b),(c),(e)				—						—	—							—	—
Settlement of payables with common stock held in escrow	(19)(a)(xi),(c)	—	—	—	—			—	—	—	—	—			)	—	—		—	—	—
Fractional shares from forward and reverse splits	(19)(a)(xii)	—	—	—	—			—	—	—	—	—		—		—	—		—	—	—
Foreign currency translation adjustment		—	—	—	—		—	—	—	—	—	—		—		—	—			—
Net loss for the year		—	—	—	—		—	—	—	—	—	—		—		—	—		—

Balance as June 30, 2025		11,801,804	$12	30,851	$—	*	138,143,817	$138	11,801,804	$12	15,022,711	$15		24,022,431		$24	$958,017		$(548)	$(1,203,637)	$(245,967)

*	Less than $1,000

	For the three months ended June 30, 2025
	Common stock		Common stock to be issued		Additional	Accumulated other		Total
	No. of shares#	Amount	No. of Shares#	Amount	paid-in capital	comprehensive loss	Accumulated deficit	stockholders’ equity

Balance as of January 1, 2024	33,240,990	$33	2,350,080	$2	$74,142	$(473)	$(65,601)	$8,103
Issuance of common stocks to management team	210,829	—	(210,829)	—	—	—	—	—
Issuance of common stock to settle finder fee	484,125	1	—	—	402	—	—	403
Stock-based compensation	2,078,772	2	436,148	—	2,105	—	—	2,107
Foreign currency translation adjustment	—	—	—	—	—	191	—	191
Net loss for the period	—	—	—	—	—	—	(8,060)	(8,060)

Balance as of June 30, 2024	36,014,716	$36	2,575,399	$2	$76,649	$(282)	$(73,661)	$2,744

#	Giving retroactive effect to the forward stock split and reverse stock split (see Note 19).

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLER GROUP INC. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in thousands of United States Dollars, except for number of shares)

	For the three months ended June 30,
	2025			2024
Cash flows from operating activities:
Net loss	$		)	$(8,060)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation				1,748
Lease expense				642
Depreciation and amortization				23
Interest income			)	(11)
Interest expense on borrowings				207
Foreign exchange loss (gain), net				227
Investment loss, net				37
Allowance for expected credit losses				991
Change in fair value of warrant liabilities			)	—
Change in fair value of convertible debts			)	—
Loss (gain) on disposal of property and equipment				(15)

Change in operating assets and liabilities:
Accounts receivable				1,180
Loans receivable			)	(17)
Deposits, prepayments, and other receivables			)	(245)
Accounts payable and other current liabilities				(1,661)
Escrow liabilities			)	(1,228)
Operating lease liabilities			)	(485)
Income tax payable			)	(190)
Net cash used in operating activities			)	(6,857)

Cash flows from investing activities:
Proceeds from sale of long-term investments				2,152
Proceeds from sale of property and equipment				15
Net cash provided by investing activities				2,167

Cash flows from financing activities:
Advances from the holding company				3,501
Proceeds from convertible debts				—
Repayments of convertible debts			)	—
Proceeds from borrowings				—
Repayments of borrowings			)	—
Net cash provided by financing activities				3,501

Effect on exchange rate change on cash, cash equivalents and restricted cash			)	239

Net change in cash, cash equivalent and restricted cash			)	(950)
Beginning of period		17,261		18,678

End of period	$			$17,728

Supplemental cash flow information:
Cash paid for income taxes	$			$227
Cash received from interest	$			$1
Cash paid for interest	$			$65

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stocks to settle payables	$			$403
Remeasurement of operating lease right-of-use assets and lease liabilities	$			$—

	As of
	June 30, 2025	December 31, 2024
Reconciliation to amounts on condensed consolidated balance sheets:
Cash and cash equivalents	$	$2,139
Restricted cash		15,589
Total cash, cash equivalents and restricted cash	$	$17,728

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLER GROUP INC. AND ITS SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

The unaudited condensed consolidated financial statements as of June 30, 2025 and December 31, 2024 and for the three months ended June 30, 2025 and 2024, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three months ended June 30, 2025 and 2024 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

Translation of amounts from HK$ into US$ has been made at the following exchange rates for the three months ended June 30, 2025 and 2024:

	June 30,
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

The Company uses the management approach to determine reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making decisions, allocating resources and assessing performance. The Company’s CODM has been identified as the Chief Executive Officer (“CEO”), who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on management’s assessment, the Company determined that it has three reportable segments, which are Social Media, Sports streaming and Financial Services during the three months ended June 30, 2025.

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

For the three months ended June 30, 2025 and 2024, the Company evaluated the probable losses on account receivables and recorded a provision for allowance for expected credit losses of million and $0.2 million, respectively.

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

For the three months ended June 30, 2025 and 2024, the Company evaluated the probable losses on loans and notes receivable and recorded a provision for allowance for expected credit losses of approximately $[x] million and $0.2 million, respectively.

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

For the three months ended June 30, 2025 and 2024, the aggregated provision for allowance for expected credit losses on accounts receivable, loans receivable, notes receivable, deposits and other receivables was approximately $[x] million and $1.0 million, respectively.

●	Deposits, Prepayments and other Receivable, net

Deposits, prepayments and other receivables, net primarily consist of prepayments of professional service fees such as consulting services and business insurance. These advances are unsecured and reviewed periodically to determine whether their carrying value has become impaired.

For the three months ended June 30, 2025 and 2024, the Company evaluated the probable losses on deposits, prepayments and other receivables and recognized a provision for allowance for expected credit losses of approximately $[x] million and $0.6 million, respectively.

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

For the three months ended June 30, 2025 and 2024, the Company evaluated the approximately $[x] million and $0.6 million, respectively.

●	Impairment of Long-Lived Assets

In accordance with the provisions of ASC Topic360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cashflows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. No impairment losses were recognized for the three months ended June 30, 2025 and 2024.

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

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The following table presents the revenue streams disaggregated by nature and geographic location:

	For the three months ended June 30,
	2025	2024
At a point in time
Paid-per-view fees	$	$—
Commissions		6,723
Total revenue from the transfer of goods and services at a point in time		6,723

Over time
Advertising revenue		—
Saas fees		—
Subscription fees		—
Recurring asset management service fees		892
Loans interest income		41
Total revenue from the transfer of goods and services over time		933
Total revenue	$	$7,656

	For the three months ended June 30,
By geography:	2025	2024
Hong Kong	$	$7,656
United States		—
Others		—
Total	$	$7,656

Contract Balances

The following table provides information about contract liabilities from the Company’s contracts with customers:

	As of
	June 30, 2025	December 31, 2024
Contract liabilities, included in other current liabilities	$—	$1,683

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

For the three months ended June 30, 2025 and 2024, there were no revenues recognized relating to performance obligations satisfied or partially satisfied in prior periods.

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

For the three months ended June 30, 2025 and 2024, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2025 and December 31, 2024, the Company did not have any significant unrecognized uncertain tax positions.

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

The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of June 30,	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable equity securities	$	$	$—	$—

Liabilities:
Warrant liabilities	$	$—	$—	$
Convertible debts for which the fair value option has been elected (a)		—	—
Total	$	$—	$—	$

	As of December 31,	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable equity securities	$1	$1	$—	$—

Liabilities:
Warrant liabilities	$977	$—	$—	$977
Convertible debts for which the fair value option has been elected (a)	53,106	—	—	53,106
Total	$54,083	$—	$—	$54,083

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended June 30, 2025:

	Warrant liabilities		Convertible debts
Balance as of December 31, 2024	$977		$53,106
Additions from new issuance
Addition from acquisition of subsidiaries
Settlement				)
Fair value measurement adjustments		)		)
Balance as of June 30, 2025	$977		$53,106

Note:

(a)	Certain of the Company’s convertible debts are accounted for under the fair value option election in ASC 825. Under the fair value option election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented within other income (expense) in the condensed consolidated statements of operations and comprehensive loss. The Company classifies its convertible debts that are being valued under the fair value option election as Level 3 due to the lack of relevant observable market data over fair value inputs, such as the probability weighting of the various scenarios that can impact settlement of the arrangement.

The estimated fair value of the convertible debts as of June 30, 2025 was computed using the models and assumptions shown below. A net gain from fair value movements of approximately $4.4 million for the year ended December 31, 2024 is included in condensed consolidated statements of operations and comprehensive loss.

The significant inputs in the valuation models as of June 30, 2025, are as follows:

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

For the three months ended June 30June 30, 2025, the Company reported net loss of approximately $XX million and net cash outflows from operating activities of approximately $XX million. As of June 30, 2025, the Company had a working capital deficit of approximately $271.7 million and a stockholders’ deficit of approximately $246.0 million.

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

For the three months ended June 30, 2025 and 2024, the Company’s reportable segments comprised of the following:

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

The following tables present the summary information by segment for the three months ended June 30, 2025 and 2024:

Three months ended June 30, 2025
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

	Three months ended June 30, 2024
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

The following tables present a summary of the Company’s assets by reportable segment as of June 30, 2025 and December 31, 2024:

As of June 30, 2025
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

The Company had no capital expenditures by reportable segment for the three months ended June 30, 2025 and 2024.

The Company’s major customers and operations are based in Hong Kong and the United States.

NOTE 5 — RESTRICTED CASH

As of June 30, 2025 and December 31, 2024, the Company has approximately $X million and $14.2 million fund held in escrow, respectively. Fund held in escrow primarily comprised of escrow funds held in bank accounts on behalf of the Company’s customers. The Company is currently acted as a custodian to manage the assets and investment portfolio on behalf of its customers under the terms of certain contractual agreements, which the Company does not have the right to use for any purposes, other than managing the portfolio. Upon receiving escrow funds, the Company records a corresponding escrow liability.

NOTE 6 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	As of
	June 30, 2025		June 30, 2025
Accounts receivable	$		$3,388
Accounts receivable – related parties			1,100
Less: allowance for expected credit losses		)	(1,615)
Accounts receivable, net	$		$2,873

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

The following table presents the activity in the allowance for expected credit losses:

	As of
	June 30, 2025		June 30, 2025
Balance at beginning of period		$1,615	$312
Additions from acquisition of subsidiaries			386
Additions			914
Foreign translation adjustment			3
Balance at end of period	$		$1,615

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

For the three months ended June 30, 2025 and 2024, the Company has assessed the probable loss and made a provision for allowance for expected credit losses of approximately $ XX and $0.2 million on accounts receivable, respectively.

NOTE 7 — LOANS AND NOTES RECEIVABLE, NET

(a)	Loans Receivables, net

The Company’s loans receivable, net was as follows:

	As of
	June 30, 2025		June 30, 2024
Residential mortgage loans	$		$1,164
Less: allowance for expected credit losses		)	(38)
Loans receivable, net	$		$1,126

Classifying as:
Current portion	$		$92
Non-current portion			1,034
Loans receivable, net	$		$1,126

The interest rates on loans issued ranged between 10.00% and 10.50% (2024: 9.00% to 10.50%) per annum for the three months ended June 30, 2025 and 2024. Mortgage loans are secured by collateral in the pledge of the underlying residential properties owned by the borrowers. As of June 30, 2025, the net carrying amount of the loans receivable was approximately $1.1 million which included an interest receivable of approximately $0.06 million.

Mortgage loans are made to either business or individual customers in Hong Kong for a period of 1 to 25 years, which are fully collateralized and closely monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of Mrach 31, 2025 and December 31, 2024.

The following table presents the activity in the allowance for expected credit losses:

	As of
	June 30, 2025	June 30, 2025
Balance at beginning of period	$38	$1
Additions		36
Foreign translation adjustment		1
Balance at end of period	$38	$38

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

For the three months ended June 30, 2025 and 2024, the Company has assessed the probable loss and made an allowance for expected credit losses of approximately $36,000 and $1,000 on loans receivable, respectively.

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

In accordance with ASC Topic 326, the Company accounts for its allowance for expected credit losses on notes receivable using the CECL model. Periodic changes to the allowance for expected credit losses are recognized in the consolidated statements of operations and comprehensive loss. For the three months ended June 30, 2025 and 2024, the Company has evaluated the probable losses on the notes receivable and made an allowance for expected credit losses of approximately $0.16 million and $0.07 million, respectively.

NOTE 8 — LONG-TERM INVESTMENTS, NET

Long-term investments, net consisted of the following:

	As of
	Ownership interest	June 30, 2025		Ownership interest	June 30, 2025
Marketable equity securities:
Investment C	0.00%*		1	0.00%*	1

Non-marketable equity securities:
Investment A	8.37%			8.37%	5,479
Investment B	3.63%			3.63%	255
Investment D	4.49%			4.49%	16,621
Investment E, related party	4.00%			4.00%	525
Investment F (a)	—			—%	—
Investment G (b)	56.93%			56.93%	—
Investment H (c)	3.76%			3.76%	2,574
Net carrying value		$			$25,455

*	Less than 0.001%

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

The following table presents the movement of non-marketable equity securities as of Mrach 31, 2025 and December 31, 2024:

	As of
	June 30, 2025		March 31, 2025
Balance at beginning of period/year	$25,455		$25,725
Additions			18,457
Disposal		)	(2,152
Adjustments:
Downward adjustments		)	(15,971)
Foreign exchange adjustment		)	(604
Balance at end of period/year	$25,455		$25,455

Cumulative unrealized gains and losses, included in the carrying value of the Company’s non-marketable equity securities:

	As of
	June 30, 2025		December 31, 2024
Downward adjustments (including impairment)	$	)	$(53,318)
Upward adjustments			6,209
Total	$	)	$(47,109)

Investment loss, net is recorded as other expense in the Company’s condensed consolidated statements of operations and comprehensive loss and consisted of the following:

	For the three months ended June 30,
	2025		2024
Marketable equity securities:
Realized gain from sale of Investment C	$		$—

Non-marketable equity securities:
Unrealized losses (including impairment) – Investment B		)	(37)
Unrealized losses (including impairment) – Investment H		)	—
Investment loss, net	$	)	$(37)

NOTE 9 — ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consisted of the followings:

	As of
	June 30, 2025	June 30, 2025
Accounts payable	$	$53,752
Provision for potential litigation expense		22,962
Music contingencies		23,793
Accrued professional expenses		28,627
Redemption liability		7,298
Loan interest payable		3,489
Loan interest payable – related party		1,251
Accrued payroll		2,636
Other accrued liabilities		7,344
Total	$	$151,152

NOTE 10 — BORROWINGS

The borrowings consisted of the followings:

	As of
	June 30, 2025	June 30, 2025
Mortgage borrowings (a)	$	$868
Short-term loans (b)		11,642
Short-term loans, related parties (c)		29,181
Factoring loan (d)		197
Total	$	$41,888

Notes:

(a)	Mortgage Borrowings

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

The Company recorded amortization of debt discount and direct issuance costs and accrued interest of convertible promissory notes payable in interest expense in the condensed consolidated statements of operations and comprehensive loss of approximately $2.2 million and $0.9 million for the three months ended June 30, 2025 and 2024, respectively.

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

As of June 30, 2025 and December 31, 2024, there were XX and 4,600,000 public warrants of Triller Group Warrants outstanding.

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

As of June 30, 2025 and December 31, 2024, there were XX and 49,697,115 replacement warrants of Replacement Warrants outstanding, respectively.

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

As of June 30, 2025 and December 31, 2024, there were XXX and 1,469,840 Warrants - Class A of Triller Group Warrants outstanding, respectively, with aggregate value of approximately $1.0 million and nil, respectively.

(b)	Common Warrants

On June 28, 2024, the Company issued 1,431,561 common warrants to Yorkville, in connection with the Second A&R SEPA (see Note 16). Each common warrant entitles the holder to purchase 1 share of common stock with an exercise price of $5.85 per share.

As of June 30, 2025 and December 31, 2024, there were XX and 1,431,561 common warrants of Triller Group Warrants outstanding, respectively.

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

	As of June 30, 2025
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

Supplemental balance sheet information related to the operating lease was as follows:

	As of
	June 30, 2025	June 30, 2025
Operating lease:
Right-of-use asset	$12,626	$12,512
Less: accumulated amortization and impairment	(12,626)	(1,004)
Right-of-use asset, net	$—	$11,508

Lease liabilities:
Current lease liabilities	$1,867	$1,229
Non-current lease liabilities	807	10,646
Total lease liabilities	$2,674	$11,875

Operating lease expense for the three months ended June 30, 2025 and 2024 was approximately $2.6 million and $1.5 million, respectively.

In December 2024, the Company assessed that due to change of operation strategy in its financing service business, the Company believes that the right-of-use asset may not generate economic benefits in the foreseeable future. The Company considered it is reasonably certain not to exercise the renewal option and remeasured the right-of-use assets and corresponding lease liabilities as of the effective date of modification. The Company recorded a reduction in operating right-of-use assets and lease liabilities of approximately $8 million for the three months ended June 30, 2025 and 2024. Consequently, the Company recorded impairment of right-of-use asset of approximately $1.7 million during the three months ended June 30, 2025 and 2024.

Other supplemental information about the Company’s operating lease as of June 30, 2025 and December 31, 2024 are as follow:

	As of
	June 30, 2025	June 30, 2025
Weighted average discount rate	5.25%	6.58%
Weighted average remaining lease term (years)	1.42	5.42

Maturities of operating lease liabilities as of June 30, 2025 were as follows:

For the year ending June 30,	Operating lease
2025	$1,952
2026	814
Total minimum lease payments	2,766
Less: imputed interest	(92)
Total operating lease liabilities	$2,674

NOTE 14 — STOCKHOLDERS’ (DEFICIT) EQUITY

(a)	Common Stock

The Company has 150,000,000,000 authorized shares of common stock, with a par value of $0.001 per share.

During the three months ended June 30, 2025, the Company issued XX shares of common stock as follows:

(i)	167,586 shares of common stock to the directors and officers of the Company under the Share Award Scheme (the “Scheme”), whose shares were vested in 2023.

(ii)	8,079,002 shares of common stock to a director, officers and employees of the Company to compensate for the contributions of their services and performance.

(iii)	3,157,068 shares of common stock to certain consultants to compensate their services rendered which included 636,899 shares issued to a related company owned by the former Chairman of the Company for advisory services. As of December 31, 2024, the unrecognized deferred equity compensation amounting to approximately $6.4 million was recorded and will be amortized over the remaining service period.

(iv)	484,125 shares of common stock to Apex Twinkle Limited to partially settle the finder fee payable.

(v)	3,557,932 shares of common stock and the associated warrants to purchase 734,920 shares of common stock at a purchase price of $1.45 per share under the private placement, to an institutional investor, a director, officers and employees of the Company, on May 2, 2024. Among 3,557,932 shares of common stock, in December 2023, the Company received gross proceeds of approximately $1.9 million from an institutional investor in exchange of 1,279,688 shares of common stock and settled the accrued salaries of approximately $1.2 million with an aggregate of 859,564 shares of common stock to a director, officers and employees of the Company. The remaining 1,418,680 shares of common stock were issued to a director of the Company.

(vi)	3,558,319 shares of common stock to stockholder of Investment H in September 2024 with the aggregate fair value of approximately $18.5 million, at the current market value of $2.51 per share in exchange of 285,353 units of Class C of Investment H, equal to 3.79% of its equity interest. (see Note 10(c))

(vii)	1,306,970 shares of common stock for the settlement of the accrued salaries and salaries incurred during the year to the directors and officers.

(viii)	290,475 shares of common stock to the independent directors of the Company under the 2024 Equity Incentive Plan.

(ix)	480,426 shares of common stock to Yorkville as a commitment fee pursuant to A&R SEPA. (see Note 16(iii))

(x)	83,468,631 shares of common stock to the Triller Corp stockholders in connection with the Merger Transaction. (see Note 4)

(xi)	183,815 shares of common stock for settlement of claims that relate to the affairs of Triller Corp. prior to the Closing date with common stock held in escrow. (see Note 4)

(xii)	168,477 fractional shares of common stock resulting from rounding up to whole shares upon the effectiveness of Reverse Split.

There were XX and 138,143,817 shares of common stock issued and outstanding, as of June 30, 2025 and December 31, 2024, respectively.

To the date of the accompanying condensed consolidated financial statements issued, there were 197,266,991 shares of common stock issued and outstanding. The subsequent issuance of common stocks is listed from (i) to (vii) in Note 26.

For the three months ended June 30, 2025 and 2024, the Company recorded approximately $77.8 million and $11.2 million stock-based compensation expense, respectively which is included in the personal and benefit expense and legal and professional fee in the condensed consolidated statements of operations and comprehensive loss.

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

There were XX and 11,801,804 shares of Series A-1 Preferred Stock issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.

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

There were 30,851 and 30,851 shares of Series B Preferred Stock issued and outstanding as of June 30, 2025 and June 30, 2025, respectively.

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

(ii)	5,340,211 common stocks to directors, officers and employees under equity incentive plans for their service and performance

There were 15,022,711 and 2,350,081 shares of common stock to be issued, as of June 30, 2025 and 2024, respectively.

(e)	Common Stock Held In Escrow

There were 24,206,246 shares of common stock deposited into an escrow account in the name of the Company, acting as escrow agent, in connection with the Merger Transaction (see Note 4).

During the three months ended June 30, 2025 and 2024, 183,815 and nil shares common stock held in escrow are transferred out to settle claims that relate to the affairs of Triller Corp. prior to the Closing date with common stock held in escrow.

There were XX and 24,022,431 shares of common stock held in escrow issued and outstanding as of June 30, 2025 and 2024, respectively.

(f)	Forgiveness of Amount Due to the Holding Company

During the three months ended June 30, 2025 and 2024, the holding company of the Company agreed to forgive a debt of nil and approximately $12.6 million , in aggregate, respectively representing certain amounts due to it and treat as additional paid-in capital.

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

As of June 30, 2025 and December 31, XX and 2024, 388,683 shares of common stock are available to issue under this plan.

During the three months ended June 30, 2025 and 2024, the Company recorded approximately $0.8 million and $1.9 million stock-based compensation expense, respectively which is included in the personnel and benefit expenses in the condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2025 and December 31, 2024, total unrecognized compensation remaining to be recognized in future periods for RSUs totaled approximately $0.7 million. They are expected to be recognized over the weighted average period of 1.37 years.

A summary of the activities for the Company’s RSUs as of June 30, 2025 and March 31, 2025 is as follow:

	As of December 31,
	June 30, 2025			March 31, 2025
	Number of RSUs		Weighted Average Grant Price	Number of RSUs	Weighted Average Grant Price

Outstanding, beginning of year	388,683		$2.47	634,072	$2.47
Granted	—		$—	—)	$—
Vested		)	$2.47	(95,525)	$2.47
Forfeited		)	$2.47	(149,864	$2.47
Outstanding, end of year			$2.47	388,683	$2.47

(i)	2024 Equity Incentive Plan

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

As of June 30, 2025 and March 31, 2025, XX and 36,016 shares of common stock are available to issue under this plan.

NOTE 15 — INCOME TAX EXPENSE

The provision for income tax expense consisted of the following:

	For the three months ended June 30,
	2025	2024
U.S.	$—	$—
Other than U.S.	—	287
Income tax expense	$—	$287

	For the three months ended June 30,
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

For the three months ended June 30, 2025 and 2024, Hong Kong profits tax is calculated in accordance with the two-tiered profits tax rates regime. The applicable tax rate for the first HK$ 2 million of assessable profits is 8.25% and assessable profits above HK$ 2 million will continue to be subject to the rate of 16.5% for corporations in Hong Kong, effective from the year of assessment 2018/2019.

The reconciliation of income tax rate to the effective income tax rate based on loss before income tax expense for the three months ended June 30, 2025 and 2024 are as follows:

	For the three months ended June 30,
	2025	2024

Loss before income taxes	$(1,138,036)	$(48,919)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(187,776)	(8,072)
Income not subject to taxes	(7,641)	(2,563)
Non-deductible items:
- Share based compensation	12,833	1,854
- Investment loss	2,635	1,135
- Others (a)	178,777	—
Effect of difference tax jurisdiction	(309)	—
Under provision of prior years	—	221
Change in valuation allowance	1,481	7,733
Tax holiday	—	(21)
Income tax expense	$—	$287

Note:

(a)	For the three months ended December 31, 2024, other non-deductible expenses mainly consisted of impairment loss on goodwill and other non-current assets.

The following table sets forth the significant components of the deferred tax assets of the Company as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025	December 31, 2024
Deferred tax assets, net:
Net operating loss carryforwards	$10,446	$8,909
Less: valuation allowance	(10,446)	(8,909)
Deferred tax assets, net:	$—	$—

The movement of valuation allowance is as follows:

	For the three months ended June 30,
	2025	2024
Balance as of beginning of the period	$(8,909)	$(5,461)
Additions	(1,537)	(3,448)
Balance as of end of the period	$(10,446)	$(8,909)

As of June 30, 2025 and March 31, 2025, the operations incurred approximately $61.5 million and $54.0 million, respectively of cumulative net operating losses, which can be carried forward to offset future taxable income. Net operating loss can be carried forward indefinitely but cannot be carried back to prior years. There are no group relief provisions for losses or transfers of assets under Hong Kong tax regime. Each company within a corporate group is taxed as a separate entity. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes that it is more likely that not all of these assets will be realized in the future. The valuation allowance is reviewed annually.

Uncertain tax positions

The Company evaluates the uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of June 30, 2025 and December 31, 2024, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties related to potential underpaid income tax expenses for the three months ended June 30, 2025 and 2024 and also did not anticipate any significant increases or decreases in unrecognized tax benefits in the next 12 months from June 30, 2025.

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

(i)	Related party balances

Related party balances consisted of the following:

		As of
		June 30, 2025	March 31, 2025
Balance with related parties:
Accounts receivable	(a)	$—	$1,094
Other current liabilities	(b)	$1,251	$—
Borrowings	(c)	$29,181	$5,000
Amount due to the holding company	(d)	$—	$2,906
Long-term investment – Investment E	(e)	$525	$523
Convertible debts	(f)	$53,106	$—

(a)	Accounts receivable due from related parties represented the management service rendered to two individual close-ended investment private funds registered in the Cayman Islands, which is controlled by the holding company.

(b)	Other current liabilities due to related parties represented the interest payable accrued on the short-term borrowings from four related parties (see Note 15(c)).

(c)	Borrowings consisted of short-term loans obtained from the Company’s senior management, major stockholder of ultimate holding company, a company controlled by director of subsidiaries and a stockholder. The amounts were secured, interest-bearing and repayable on demand (see Note 15(c)).

(d)	Amount due to the holding company are those nontrade payables arising from transactions between the Company and the holding company, such as advances made by the holding company on behalf of the Company, advances made by the Company on behalf of the holding company, and allocated shared expenses paid by the holding company. During the three months ended June 30, 2025 and 2024, amounts due to the holding company of nil and $12.6 million, respectively, were forgiven (see Note 19).

(e)	The Company purchased 4% equity interest in Investment E from a related party in May 2021, based on historical cost. The Company has a common director with Investment E.

(f)	TFI Note obtained from the Company’s major stockholder of ultimate holding company. The amount was secured, interest-bearing, and repayable in June 2026 (see Note 16).

(ii)	Transactions with related parties

In the ordinary course of business, during the three months ended June 30, 2025 and 2024, the Company involved with transactions, either at cost or current market prices and on the normal commercial terms among related parties. The following table provides the transactions with these parties for the periods as presented (for the portion of such period that they were considered related):

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

For the three months ended June 30, 2025 and 2024, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	For the three months ended June 30, 2025		As of June 30, 2025
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$4,726	17%	$141
Customer B	$3,841	14%	$—
Customer C	$2,583	9%	$420

	For the three months ended June 30, 2024		As of June 30, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$14,452	27%	$1,092
Customer B	$5,961	11%	$61
Customer D	$5,923	11%	$2

(b)	Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents, restricted cash, accounts receivable, loans receivable, and notes receivables. Cash equivalents are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. As of June 30, 2025, the Company maintained a total of approximately $17.26 million at financial institutions, consisting of approximately $15.86 million held in Hong Kong, including a cash balance of approximately $1.66 million and escrow funds of approximately $14.20 million, of which approximately $15.86 million was subject to credit risk, and approximately $1.40 million in cash held in the United States. These balances are protected by the Hong Kong Deposit Protection Board, which provides coverage up to a limit of HK$0.8 million (approximately $0.1 million) if the bank with which an individual/a company hold its eligible deposit fails, effective from October 1, 2024, and the Federal Deposit Insurance Corporation (“FDIC”) in the United States. While management considers these financial institutions to be of high credit quality, it continuously monitors their creditworthiness.

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

For the three months ended June 30, 2025 and 2024, the Company recorded the foreign exchange loss of approximately $0.70 million and foreign exchange gain of approximately $0.91 million, respectively, mainly attributable from the long-term investments which are mostly denominated in Sterling.

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

NOTE 18 — COMMITMENTS AND CONTINGENCIES

Contractual Commitments

Sale and Purchase Agreement with Sony Life Singapore

Pursuant to the agreement dated April 5, 2023, entered with Sony Life Singapore Pte. Ltd. (“SLS”), an independent third party, the Company is committed to purchase 100% equity interest in Sony Life Financial Advisers Pte. Ltd. for a cash consideration of SGD2.5 million (equivalent to approximately $1.88 million). On December 28, 2023, the Company and SLS entered into a second supplementary agreement to extend the closing date of the transaction from December 31, 2023 to June 30, 2024. On March 29, 2024, the Company and SLS entered into a third supplementary agreement to extend the closing date of the transaction from June 30, 2024 to May 9, 2024. Pursuant to the third supplementary agreement, the Company paid SGD0.25 million (equivalent to approximately $0.19 million) to SLS as the partial payment to cash consideration on April 12, 2024. On May 9, 2024, the Company and SLS entered into a fourth supplementary agreement to extend the closing date of the transaction from May 9, 2024 to May 20, 2024. On June 18, 2024, the Company and SLS entered into a fifth supplementary agreement to extend the closing date of the transaction from May 20, 2024 to July 31, 2024. Pursuant to the fifth supplementary agreement, the Company paid an aggregate of SGD0.15 million (equivalent to approximately $0.11 million) as the extension fee and indemnification fee in July 2024. On October 3, 2024 and January 30, 2025, the Company and SLS entered into the sixth and seventh supplementary agreements, respectively to extend the closing date of the transaction to February 28, 2025.

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

The following describes material legal proceedings in which the Company is involved as of June 30, 2025:

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

On December 15, 2020, the writs of summons were issued against the Company and the former consultant by the Plaintiff. This action alleged the misrepresentation and conspiracy causing the loss from the investment in corporate bond and claimed for compensatory damage of approximately $1.7 million. The Company previously made approximately $0.8 million as contingency loss for the year ended December 31, 2021. Parties participated in a mediation held on March 25, 2022 and negotiated for settlement through without prejudice correspondence, no settlement was reached. The pre-trial review is fixed to be heard on January 29, 2026 and the 6-days trial is fixed to be heard from May 14 to 21, 2026. The case is on-going and legal counsel of the Company will continue to handle this matter. As of June 30, 2025, the Company accrued a legal provision of approximately $0.8 million as a liability in the condensed consolidated balance sheets.

(iv)	Sony Music Entertainment

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the litigation with Sony Music Entertainment (“Sony”) alleging claims for breach of contract, copyright infringement, contributory copyright infringement, and vicarious copyright infringement. The court entered judgement pursuant to stipulation in the amount of approximately $3.6 million requiring Triller Corp to make monthly payments through May 21, 2025. Triller Corp defaulted on the payments and judgement was entered against Triller Corp on August 27, 2024 for the full amount due. As of June 30, 2025, approximately $3.6 million is included as a liability in the condensed consolidated balance sheets.

(v)	Sony Music Publishing Europe Limited (“SOLAR”)

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the complaint filed by SOLAR in the London, United Kingdom Circuit Common Court alleging claims of songwriter/producer music publishing rights infringement. A default judgement for £3.8 million was ruled in SOLAR’s favor and SOLAR filed an action in the Superior Court of California for the County of Los Angeles for recognition of this foreign country money judgment in the amount of approximately $4.4 million. As of June 30, 2025, this amount is included as a liability in the condensed consolidated balance sheets.

(vi)	Music Licensing

Triller Corp has outstanding contractual obligations to various record labels, music publishers and performing rights organizations (collectively, “Rightsholders”) who have licensed to Triller Corp the right to use sound recordings and musical compositions in connection with the operation of the Triller app and other aspects of the Company’s business. As of June 30, 2025, the Company has recorded liabilities in the amount of approximately $30.0 million for unpaid amounts owed under its music licenses. Triller Corp is also involved in various legal proceedings and has received threats of litigation from Rightsholders. Triller Corp believes it may be or become liable to Rightsholders for additional amounts such as interest, penalty fees, attorneys’ fees, copyright infringement damages and other amounts, but is currently unable to estimate the probability of loss associated with these actions or the range or reasonably possible losses, if any, or the impact such losses may have on the Company’s results of operations, financial condition or cash flows.

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

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the arbitration with Concentrix Daksh Services India Private Ltd. (“Concentrix”). Concentrix alleges wrongful early termination of a services agreement and seeks damages of approximately $2.0 million in lost profits, plus interest and fees. The Company has accrued approximately $2.0 million as a liability pertaining to this matter. While the Company intends to defend the claim vigorously, management believes the recorded amount represents the probable loss as of June 30, 2025.

(ix)	Epic Sports & Entertainment

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Hold Co LLC and Triller Fight Club LLC related to litigation with Epic Sports & Entertainment, Inc. (“Epic”) for alleged breach of a settlement agreement. Epic initially claimed damages of approximately $1.8 million, and recent settlement discussions indicate a potential settlement range of approximately $0.6 to $2.0 million. As of June 30, 2025, the Company accrued a legal provision of approximately $1.9 million as a liability in the condensed consolidated balance sheets.

(x)	Samsung Arbitration Award

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the arbitration with Samsung Electronics Co., Ltd due to a breach of a commercial agreement and failure to pay the amounts owed under the contract. The U.S. District Court for the Central District of California confirmed the award and entered a judgment of approximately $2.6 million in May 2024, accruing interest at $368.43 per day, at a rate of 5.17% per annum until repaid. A writ of execution was issued on August 2, 2024, and a Judgment Debtor Examination is scheduled for February 24, 2025. The Company provided financial records in December 2024 in response to a subpoena. As of June 30, 2025, the Company accrued approximately $3.0 million as a liability in the condensed consolidated balance sheets.

(xi)	Prem Parameswaren

In connection with the Merger Transaction, the Company assumed potential liabilities related to claims asserted by Prem Parameswaran, the former Chief Executive Officer of Triller Corp for alleged unpaid compensation. To avoid litigation, the parties reached an agreement in principle for a settlement consisting of $500,000 in cash and 625,000 stock units, subject to approval by AGBA Group Holding Limited. As of June 30, 2025, the Company has accrued approximately $2.4 million as a liability pertaining to this matter, representing the probable settlement amount.

(xii)	Triller Legacy, LLC Settlement Agreement

On July 26, 2024, Triller Hold Co, LLC and Triller Acquisition, LLC entered into a settlement agreement with Triller Legacy, LLC (“Legacy”), original sellers of Triller Corp, regarding the 2019 acquisition of Triller Corp from Legacy. The Company agreed to issue 3.89 million shares of Series A common stock to Legacy. Legacy intends to sell 1.75 million shares for a minimum return of approximately $7.0 million by the end of June 30, 2025. The Company must compensate Legacy for any shortfall of share sales below $7.0 million. The Company has the option to purchase up to 1.75 million shares from Legacy at $4.00 per share through December 31, 2024 and $4.75 per share through June 30, 2025. The Company can also opt to pay Legacy $7.0 million. The Company has included the estimated guaranteed payment liability in its accounts payable and legal contingencies.

(xiii)	Bobby Sarnevesht

The Company is subject to claims asserted by Bobby Sarnevesht for alleged breach of a merger agreement and related contracts. The Company disputes the claims and the matter remains unresolved. As of June 30, 2025, the Company has accrued approximately $3.0 million as a liability pertaining to this dispute, which represents management’s best estimate of the probable loss.

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

Subsequent to June 30, 2025, the Company is involved in the following material legal proceedings:

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

NOTE 19 — SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2025, up to the date that the unaudited condensed consolidated financial statements were available to be issued.

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

(x)

On May 20, 2025, the Company received a written notice (the “Notice”) from Nasdaq, notifying that the Company failed to comply with Nasdaq Listing Rule 5250(c)(1) as the Company failed to timely file its quarterly report on Form 10-Q for the period ended June 30, 2025. The Notice had no immediate effect but, before June 16, 2025, the Company was required to submit a plan to Nasdaq to regain compliance with the Nasdaq Listing Rule. If Nasdaq accepts the Company’s plan, Nasdaq will grant the Company up to 180 calendar days from the filing due date to regain compliance. Otherwise, after the date, subject to other requirements and conditions, the Company may proceed to delisting procedures. On August 19, 2025, Nasdaq accepted the Company’s plan to regain the compliance by October 13, 2025.

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

(xiv)

On October 14, 2025, the Company received a delisting determination letter (the “Determination Letter”) from Nasdaq indicating that, unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”), the Company’s common stock would be subject to suspension and delisting from the Nasdaq Capital Market at the opening of business on October 23, 2025 due to the Company’s non-compliance with Nasdaq’s filing requirements set forth in Listing Rule 5250(c)(1) (the “Listing Rule”) for its failure to timely file its Form 10-K for the year ended December 31, 2024, and its Forms 10-Q for the periods ended June 30, 2025 and June 30, 2025, respectively. The Company has requested to appeal the delisting determination and will attend the hearing to demonstrate its ability to regain and sustain long-term compliance.

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

Following a hearing held on November 25, 2025, the Panel has granted the Company an exception period subject to the Company satisfying the following conditions:

●	File 2024 Form 10-K and delinquent Forms 10-Q for the quarters ended June 30, June 30, and September 30, 2025 on or before December 24, 2025;

●	Regain compliance with the $1.00 minimum bid-price requirement on or before February 27, 2026; and

●	File its 2025 Form 10-K on or before June 30, 2026.

(xv)	On December 26, 2025, the Company received a determination letter from the Panel confirming the suspension trading on the Nasdaq Stock Market effective at the opening of the market on December 30, 2025 and delisting of the Company’s securities. This decision stems from the Company not having been able to file two periodic reports by a deadline of December 24, 2025 set by the Panel.

NOTE 20 — PARENT ONLY FINANCIAL INFORMATION

The Company performed a test on the restricted net assets of consolidated subsidiaries in accordance with Securities and Exchange Commission Regulation S-X Rule 5-04 and concluded that it was applicable for the Company to disclose the financial statements for Triller Group Inc., the parent company.

The Company did not have significant capital and other commitments, long-term obligations, or guarantees as of June 30, 2025 and December 31, 2024. Certain information and footnote disclosures generally included in financial statements prepared in accordance with U.S. GAAP have been condensed and omitted.

The following presents condensed parent company only financial information of Triller Group Inc.

Condensed balance sheets

	As of
	June 30, 2025			March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$			$3
Amounts due from the holding company				—
Amounts due from subsidiaries				66,088
Promissory notes receivable, related party				33,949
Prepayments				155
Total current assets				100,195

Non-current assets:
Investments in subsidiaries				785,733
Total non-current assets				785,733

TOTAL ASSETS	$			$885,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other payable and accrued liabilities	$			$8,929
Borrowings				32,552
Borrowings, related party				18,443
Warrant liabilities				977
Total current liabilities				60,901

TOTAL LIABILITIES				60,901

Commitments and contingencies (Note 25)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A-1 preferred stock, $0.001 par value, 50,000,000 and nil shares authorized, XX and 11,801,804 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively		12		12
Series B preferred stock, $0.001 par value, 50,000,000 and nil shares authorized, XX and 30,851 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively		—	*	—
Common stock, $0.001 par value; 150,000,000,000 and 484,125,000 shares authorized, XX and 138,143,817 shares issued and outstanding as of Mrach 31, 2025 and December 31, 2024, respectively		138		138
Common stock to be issued		15		15
Series A-1 preferred stock to be issued		12		12
Common stock held in escrow		24		24
Additional paid-in capital		909,806		909,806
Accumulated deficit			)	(84,980)
Total stockholders’ equity (deficit)				825,027)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$			$885,928

*	Less than $1,000

Condensed Statements of Operations

	Three Months ended June 30,
	2025	2024
Operating cost and expenses:
Stock-based compensation expense	$(51,671)	$(9,933)
Other general and administrative expenses	(11,066)	(3,764)
Total operating cost and expenses	(62,737)	(13,697)

Loss from operations	(62,737)	(13,697)

Other income (expense):
Interest income	765	—
Interest expense	(4,546)	—
Interest expense, related party	(231)	—
Change in fair value of warrant liabilities	3,463	4
Change in fair value of forward share purchase liability	—	(82)
Loss on settlement of forward share purchase agreement	—	(379)
Sundry income	—	344
Total other income (expense), net	(549)	(113)

Loss before income taxes	(63,286)	(13,810)

Income tax expense	—	—

NET LOSS	$(63,286)	$(13,810)

Condensed Statement of Cash Flows

	Three Months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(63,286)	$(13,810)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	51,671	9,933
Change in fair value of warrant liabilities	(3,463)	(4)
Change in fair value of forward share purchase liability	—	82
Loss on settlement of forward share purchase agreement	—	379
Interest income from promissory note receivable, related party	(765)	—
Interest expenses on borrowings	4,777	—

Change in operating assets and liabilities:
Prepayments	658	(17)
Other payables and accrued liabilities	6,399	1,161
Net cash used in operating activities	(4,009)	(2,276)

Cash flows from investing activities:
Issuance of promissory notes receivable, related party	(15,465)	—
Net cash used in investing activities	(15,465)	—

Cash flows from financing activities:
Advances to related companies	(4,003)	(934)
Proceeds from convertible promissory note payables	23,350	—
Settlement of forward share purchase agreement	—	(13,953)
Proceeds from private placement	—	1,850
Net cash provided by (used in) financing activities	19,347	(13,037)

Net change in cash, cash equivalent and restricted cash	(127)	(15,313)

BEGINNING OF PERIOD	130	15,443

END OF PERIOD	$3	$130

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

Nasdaq Listing Extension

We received a delisting determination letter on October 14, 2025 and an additional delisting determination letter on November 17, 2025 from the Listing Qualifications Staff (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”), due to the our non-compliance with Nasdaq’s filing requirements set forth in Listing Rule 5250(c)(1) (the “Listing Rule”) for its failure to timely file the Form 10-K for the year ended December 31, 2024, and the Forms 10-Q for the periods ended June 30, 2025, June 30, 2025 and September 30, 2025, respectively.

We requested a hearing before the Nasdaq Hearings Panel (the “Panel”) on October 21, 2025, and the hearing was held on November 25, 2025. On December 3, 2025, we received a decision letter from the Staff of Nasdaq, indicating that based on the information presented at the hearing, the Panel has determined to grant us an exception period to continue its listing on Nasdaq subject to the conditions that: (1) on or before December 24, 2025, we shall demonstrate compliance with the Listing Rule; (2) on or before February 27, 2026, we shall demonstrate compliance with the $1.00 per share minimum bid price requirement; and (3) on or before June 30, 2026, we shall file the Form 10-K for the year ended December 31, 2025. It is a requirement during the exception period that the we provide prompt notification of any significant events that occur during this time that may affect the our compliance with Nasdaq requirements.

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

Core Fintech investments held under the Fintech Business as of September 30, 2024 include:

1.	An investment in Tandem Money Limited, a UK digital bank.

2.	An investment in CurrencyFair Limited, a B2B and B2C payments company.

3.	An investment in Oscar Health Inc., a US direct-to-consumer digital health insurer.

4.	An investment in Goxip Inc., a fashion media platform based in Hong Kong.

	Carrying amount in
	US$ thousands (1)
	June 30,	March 31,
	2025	2025
Tandem Money Limited	17,751	16,880
CurrencyFair Limited	5,887	5,827
Oscar Health Inc.(2)	—	—
Goxip Inc.	306	342
LC Healthcare Fund I, L.P. (3)	—	2,152

Notes:

(1)	Carrying amount represents Fintech’s attributable interest in the investment portfolio asset.

(2)	The Company partially sold 993,108 shares of Oscar Health Inc. on Nasdaq Stock Exchange with an average current market price of $4.01 per share in 2023.

(3)	On February 5, 2024, the Company sold all its equity interest in LC Healthcare Fund I, L.P. to an independent third party for a consideration of $2.15 million.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023:

The following tables set forth our results of operations for the periods presented in U.S. dollars (in thousands):

	Three months ended June 30,
	2025	2024	Variance
	(US$ in thousands)		$	%
Revenues:
Interest income:
Loans	$60	$41	19	46.34
Total interest income	60	41	19	46.34
Non-interest income:
Commissions	4,785	12,169	(7,384)	(60.68)
Recurring asset management service fees	349	752	(403)	(53.59)
Recurring asset management service fees, related party	246	245	1	0.41
Total non-interest income	5,380	13,166	(7,786)	(59.14)
Total revenues	5,440	13,207	(7,767)	(58.81)
Operating expenses:
Interest expense	(1,148)	(393)	755	192.11
Commission expense	(1,934)	(8,916)	(6,982)	(78.31)
Sales and marketing expense	(93)	(754)	(661)	(87.67)
Research and development expense	(401)	(741)	(340)	(45.88)
Personnel and benefit expense	(6,827)	(7,764)	(937)	(12.07)
Legal and professional fee	(2,594)	(3,453)	(859)	(24.88)
Legal and professional fee, related party	(250)	(78)	172	220.51
Office and operating fee, related party	(1,088)	(1,317)	(229)	(17.39)
Provision for allowance for expected credit losses	(135)	(328)	(193)	(58.84)
Other general and administrative expenses	(1,153)	(806)	347	43.05
Total operating expenses	(15,623)	(24,550)	(8,927)	(36.36)
Loss from operations	(10,183)	(11,343)	(1,160)	(10.23)
Other income (expense):
Interest income	302	17	285	1,676.47
Foreign exchange gain (loss), net	1,105	(864)	1,969	227.89
Investment loss, net	—	(793)	(793)	(100.00)
Change in fair value of warrant liabilities	(632)	1	(633)	(63,300.00)
Rental income	—	79	(79)	(100.00)
Sundry income	26	38	(12)	(31.58)
Total other income (expense), net	801	(1,522)	2,323	152.63
Loss before income taxes	(9,382)	(12,865)	(3,483)	(27.07)
Income tax expense	(37)	(56)	(19)	(33.93)
NET LOSS	$(9,419)	$(12,921)	(3,502)	(27.10)

Revenue

The following table summarizes the major operating revenues for the three months ended September 30, 2024 and 2023:

	Three months ended June 30,
	2025	2024	Variance
	(US$ in thousands)		$	%
Business segment
Distribution Business	$4,701	$11,876	(7,175)	(60.42)
Platform Business	739	1,331	(592)	(44.48)
Fintech Business	—	—	—	—
Healthcare Business	—	—	—	—
TOTAL	$5,440	$13,207	(7,767)	(58.81)

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

Summarized revenue breakdown by product and type of contracts:

	Three months ended June 30,
	2025	2024	Variance
	(US$ in thousands)		$	%
By product:
Life insurance	$3,921	$11,147	(7,226)	(64.82)
Property-casualty insurance	639	467	172	36.83
Mandatory provident fund and related revenues	141	262	(121)	(46.18)
	4,701	11,876	(7,175)	(60.42)

By the type of contracts:
- New and or current year	4,701	11,496	(6,795)	(59.11)
- Recurring	—	380	(380)	(100.00)
TOTAL	$4,701	$11,876	(7,175)	(60.42)

Platform Business

The Platform Business contributed 13.58% and 10.08% of the total revenue for the three months ended September 30, 2024 and 2023, respectively.

	Three months ended September 30,
	2024	2023	Variance
	(US$ in thousands)		$	%
Commission	$84	$293	(209)	(71.33)
Recurring service fees	595	996	(401)	(40.26)
Loans	60	42	18	42.86
TOTAL	$739	$1,331	(592)	(44.48)

Operating Expenses

Interest Expense

Interest expense increased by US$0.8 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase was mainly attributed to the interest expense and amortization of the debt discount on convertible notes payable.

Commission Expense

	Three months ended June 30,
	2025	2024	Variance
	(US$ in thousands)		$	%
Business segment
Distribution Business	$1,843	$8,593	(6,750)	(78.55)
Platform Business	91	323	(232)	(71.83)
Fintech Business	—	—	—	—
Healthcare Business	—	—	—	—
TOTAL	$1,934	$8,916	(6,982)	(78.31)

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

Personnel and Benefit Expense

	Three months ended June 30,
	2025	2024	Variance
	(US$ in thousands)		$	%
Personnel and benefit	$3,517	$6,446	(2,929)	(45.44)
Share-based compensation to employees	3,310	1,318	1,992	151.14
TOTAL	$6,827	$7,764	(937)	(12.07)

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

Legal and Professional Fees

	Three months ended June 30,
	2025	2024	Variance
	(US$ in thousands)		$	%
Legal and professional fee	$1,915	$1,301	614	47.19
Legal and professional fee, related party	250	78	172	220.51
Consulting fees (share-based related)	679	2,152	(1,473)	(68.45)
TOTAL	$2,844	$3,531	(687)	(19.46)

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

Other General and Administrative Expense

	Three months ended June 30,
	2025	2024	Variance
	(US$ in thousands)		$	%
Depreciation on property and equipment	$23	$23	—	—
Depreciation on right-of-use assets	467	446	21	4.71
Financial data subscription expense	67	155	(88)	(56.77)
Interest expense on lease liabilities	173	199	(26)	(13.07)
Building management fee and utilities	247	166	81	48.80
Overseas travelling expense	52	129	(77)	(59.69)
Other operating expenses	124	(312)	436	139.74
TOTAL	$1,153	$806	347	43.05

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

Nine months ended September 30, 2024 vs nine months ended September 30, 2023

	Six months ended June 30,
	2025	2024	Variance
	(US$ in thousands)		$	%
Revenues:
Interest income:
Loans	$123	$118	5	4.24
Total interest income	123	118	5	4.24
Non-interest income:
Commissions	15,661	38,507	(22,846)	(59.33)
Recurring asset management service fees	1,503	2,301	(798)	(34.68)
Recurring asset management service fees, related party	730	725	5	0.69
Total non-interest income	17,894	41,533	(23,639)	(56.92)
Total revenues	18,017	41,651	(23,634)	(56.74)
Operating expenses:
Interest expense	(1,723)	(806)	917	113.77
Commission expense	(7,697)	(28,196)	(20,499)	(72.70)
Sales and marketing expense	(606)	(3,125)	(2,519)	(80.61)
Research and development expense	(1,354)	(2,678)	(1,324)	(49.44)
Personnel and benefit expense	(18,364)	(22,672)	(4,308)	(19.00)
Legal and professional fee	(4,707)	(12,423)	(7,716)	(62.11)
Legal and professional fee, related party	(750)	(78)	672	861.54
Office and operating fee, related party	(3,281)	(5,089)	(1,808)	(35.53)
Provision for allowance for expected credit losses	(1,878)	(661)	1,217	184.12
Other general and administrative expenses	(3,441)	(2,242)	1,199	53.48
Total operating expenses	(43,801)	(77,970)	(34,169)	(43.82)
Loss from operations	(25,784)	(36,319)	(10,535)	(29.01)
Other income (expense):
Interest income	390	385	5	1.30
Foreign exchange gain, net	826	41	785	1,914.63
Investment (loss) income, net	(37)	489	(526)	(107.57)
Change in fair value of warrant liabilities	(4,281)	3	(4,284)	(142,800.00)
Change in fair value of forward share purchase liability	—	(82)	(82)	(100.00)
Loss on settlement of forward share purchase agreement	—	(379)	(379)	(100.00)
Rental income	14	217	(203)	(93.55)
Sundry income	121	122	(1)	(0.82)
Total other (expense) income, net	(2,967)	796	(3,763)	(472.74)
Loss before income taxes	(28,751)	(35,523)	(6,772)	(19.06)
Income tax expense	(98)	(56)	42	75.00
NET LOSS	$(28,849)	$(35,579)	(6,730)	(18.92)

Revenue

The following table summarizes the major operating revenues for the nine months ended September 30, 2024 and 2023:

	Six months ended June 30,
	2025	2024	Variance
	(US$ in thousands)		$	%
Business segment
Distribution Business	$15,211	$37,569	(22,358)	(59.51)
Platform Business	2,806	4,082	(1,276)	(31.26)
Fintech Business	—	—	—	—
Healthcare Business	—	—	—	—
TOTAL	$18,017	$41,651	(23,634)	(56.74)

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

Summarized revenue breakdown by product and type of contracts:

	Six months ended June 30,
	2025	2024	Variance
	(US$ in thousands)		$	%
By product:
Life insurance	$13,811	$35,286	(21,475)	(60.86)
Property-casualty insurance	1,034	1,523	(489)	(32.11)
Mandatory provident fund and related revenues	366	760	(394)	(51.84)
	15,211	37,569	(22,358)	(59.51)

By the type of contracts:
- New and or current year	15,130	36,944	(21,814)	(59.05)
- Recurring	81	625	(544)	(87.04)
TOTAL	$15,211	$37,569	(22,358)	(59.51)

Platform Business

The Platform Business contributed 15.57% and 9.80% of the total revenue for the nine months ended September 30, 2024 and 2023, respectively.

	Six months ended June 30,
	2025	2024	Variance
	(US$ in thousands)		$	%
Commission	$450	$938	(488)	(52.03)
Recurring service fees	2,233	3,026	(793)	(26.21)
Loans	123	118	(5)	(4.24)
TOTAL	$2,806	$4,082	(1,276)	(31.26)

Operating Expenses

Commission Expense

	Six months ended June 30,
	2025	2024	Variance
	(US$ in thousands)		$	%
Business segment
Distribution Business	$7,124	$27,133	(20,009)	(73.74)
Platform Business	573	1,063	(490)	(46.10)
Fintech Business	—	—	—	—
Healthcare Business	—	—	—	—
TOTAL	$7,697	$28,196	(20,499)	(72.70)

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

Personnel and Benefit Expense

	Six months ended June 30,
	2025	2024	Variance
	(US$ in thousands)		$	%
Personnel and benefit	$12,987	$18,719	(5,732)	(30.62)
Share-based compensation to employees	5,377	3,953	1,424	36.02
TOTAL	$18,364	$22,672	(4,308)	(19.00)

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

Legal and Professional Fees

	Six months ended June 30,
	2025	2024	Variance
	(US$ in thousands)		$	%
Legal and professional fees	$3,612	$4,396	(784)	(17.83)
Legal and professional fees, related party	750	78	672	861.54
Consulting fees (share-based related)	1,095	8,027	(6,932)	(86.36)
TOTAL	$5,457	$12,501	(7,044)	(56.35)

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

Other General and Administrative Expenses

	Six months ended June 30,
	2025	2024	Variance
	(US$ in thousands)		$	%
Depreciation on property and equipment	$69	$238	(169)	(71.01)
Depreciation on right-of-use assets	1,386	594	792	133.33
Financial data subscription expense	254	294	(40)	(13.61)
Interest expense on lease liabilities	542	266	276	103.76
Building management fee and utilities	749	633	116	18.33
Overseas travelling expense	256	350	(94)	(26.86)
Other operating expenses	185	(133)	318	239.10
TOTAL	$3,441	$2,242	1,199	53.48

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

Investment (Loss) Income, Net

	Six months ended June 30,
	2025	2024	Variance
	(US$ in thousands)		$	%
Realized gain in marketable equity securities	$1	$1,543	(1,542)	(99.94)
Unrealized loss in non-marketable equity securities	(38)	(2,458)	(2,420)	(98.45)
Dividend income	—	1,404	(1,404)	(100.00)
TOTAL	$(37)	$489	(526)	(107.57)

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

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2025	2024
	(US$ in thousands)
Net cash used in operating activities	$(20,742)	$(33,365)
Net cash provided by investing activities	2,580	4,687
Net cash provided by (used in) financing activities	18,254	(415)
Effect on exchange rate change on cash and cash equivalents	(19)	(26)
Net change in cash, cash equivalents and restricted cash	73	(29,119)
Cash, cash equivalents and restricted cash, at the beginning	18,678	51,294
Cash, cash equivalents and restricted cash, at the end	$18,751	$22,175
Representing as:
Cash and cash equivalents	5,093	1,622
Restricted cash – fund held in escrow	13,658	20,553
	$18,751	$22,175

The following table sets forth a summary of our working capital:

	September 30, 2024	December 31, 2023	Variance
	(US$ in thousands)		$	%
Total Current Assets	$52,073	$25,619	26,454	103.26
Total Current Liabilities	92,562	47,840	44,722	93.48
Working Capital Deficit	$(40,489)	$(22,221)	18,268	82.21

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

Capital Commitments

Sale and Purchase Agreement — Pursuant to the agreement dated April 5, 2023, entered with Sony Life Singapore Pte. Ltd. (“SLS”), an independent third party, the Company is committed to purchase 100% equity interest in Sony Life Financial Advisers Pte. Ltd. for a cash consideration of SGD2,500,000 (equivalent to $1,882,000). On December 28, 2023, the Company and SLS entered into a second supplementary agreement to extend the closing date of the transaction from December 31, 2023 to June 30, 2024. On March 29, 2024, the Company and SLS entered into a third supplementary agreement to extend the closing date of the transaction from June 30, 2024 to May 9, 2024. Pursuant to the third supplementary agreement, the Company paid SGD250,000 (equivalent to $188,200) to SLS as the partial payment to cash consideration on April 12, 2024. On May 9, 2024, the Company and SLS entered into a fourth supplementary agreement to extend the closing date of the transaction from May 9, 2024 to May 20, 2024. On June 18, 2024, the Company and SLS entered into a fifth supplementary agreement to extend the closing date of the transaction from May 20, 2024 to July 31, 2024. Pursuant to the fifth supplementary agreement, the Company paid an aggregate of SGD150,000 (equivalent to $112,920) as the extension fee and indemnification fee in July 2024. On September 25, 2024, the Company and SLS entered into a sixth supplementary agreement to extend the closing date of the transaction from July 31, 2024 to October 31, 2024. Up to the date of the unaudited condensed consolidated financial statements available to be issued, further extension on the closing date of the transaction is under negotiation between SLS and the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1***	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2***	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32***	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	Inline XBRL Instance Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.
***	To be filed with an amendment.

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