Form 10-Q/A
period 2025-03-31
Triller Group Inc.
filed 2026-02-17
CIK 1769624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

As of January 27, 2026, there were 197,266,991 shares of common stock issued and outstanding.

EXPLANATORY NOTE

Triller Group, Inc. (“ILLR” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amended 10-Q”) which supersedes and replaces in its entirety the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 26, 2026 (“Original Filing”).

This Amended 10-Q is being filed to correct certain errors and to address omissions identified in the financial statements and related disclosures contained in the Original Filing

Except as described above, no other changes have been made to the Form 10-Q as originally filed on January 26, 2026. This Amendment does not reflect events occurring after the date of the original filing and does not modify or update any other disclosures contained therein.

Triller Group Inc.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRILLER GROUP INC. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in thousands of United States Dollars, except for number of shares)

	As of
	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,130	$3,065
Restricted cash	12,793	14,196
Accounts receivable, net	1,131	2,873
Loans and notes receivables, net	111	92
Deposit, prepayments, and other receivables, net	1,652	1,860
Assets held for sale	469	2,003
Total current assets	18,286	24,089

Non-current assets:
Loans receivables, net	1,013	1,034
Property and equipment, net	—	—
Long-term investments, net	25,624	24,930
Long-term investments, net, related party	525	525
Total non-current assets	27,162	26,489

TOTAL ASSETS	$45,448	$50,578

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and other current liabilities	$154,926	$149,901
Other current liabilities, related parties	1,821	1,251
Escrow liabilities	12,793	14,196
Borrowings	11,639	12,707
Borrowings, related parties	41,422	29,181
Convertible debts, net	33,967	32,552
Convertible debts, related party	53,106	53,106
Income tax payable	26	—
Warrant liabilities	977	977
Operating lease liabilities, current	1,888	1,867
Total current liabilities	312,565	295,738

Non-current liabilities:
Operating lease liabilities, non-current	324	807
Total non-current liabilities	324	807

TOTAL LIABILITIES	312,889	296,545

Commitments and contingencies (Note 16)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A-1 preferred stock, $0.001 par value, 50,000,000 shares authorized, 11,801,804 and 11,801,804 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	12	12
Series B preferred stock, $0.001 par value, 50,000,000 shares authorized, 30,851 and 30,851 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	— *	—
Common stock, $0.001 par value; 150,000,000,000 shares authorized, 153,265,343 and 138,143,817 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	153	138
Series A-1 preferred stock to be issued	—	12
Common stock to be issued	15	15
Common stock held in escrow	22	24
Additional paid-in capital	989,533	958,017
Accumulated other comprehensive loss	(487)	(548)
Accumulated deficit	(1,256,689)	(1,203,637)
Total stockholders’ deficit	(267,441)	(245,967)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$45,448	$50,578

*	Less than $1,000

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLER GROUP INC. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in thousands of United States Dollars, except for number of shares)

	Three months ended March 31,
	2025	2024
Revenues
Loan interest income	$18	$41
Commissions	4,416	6,723
Recurring asset management service fees	347	650
Recurring asset management service fees, related parties	—	242
Total revenues	4,781	7,656

Operating expenses:
Commission expense	(2,521)	(4,446)
Sales and marketing expense	—	(483)
Research and development expense	(1,702)	(458)
Personal and benefit expense	(34,964)	(6,059)
Legal and professional fee	(5,838)	(625)
Legal and professional fee, related party	—	(250)
Office and operating fee, related party	(1,178)	(1,118)
Provision for allowance for expected credit losses	(47)	(991)
Other general and administrative expenses	(2,733)	(880)
Total operating expenses	(48,983)	(15,310)

Loss from operations	(44,202)	(7,654)

Other income (expense)
Interest income	167	12
Interest expense	(4,803)	(207)
Foreign exchange gain (loss), net	1,145	(227)
Bad debts written-off	(5,441)	—
Investment loss, net	—	(37)
Sundry income	106	91
Total other expenses, net	(8,826)	(368)

Loss before income tax expense	(53,028)	(8,022)
Income tax expense	(24)	(38)

Net loss	(53,052)	(8,060)

Comprehensive loss
Net loss	$(53,052)	$(8,060)
Other comprehensive loss
Foreign currency translation adjustment	61	191
Comprehensive loss	$(52,991)	$(7,869)

Weighted average number of common stock outstanding#
- Basic and diluted	165,497,103	33,942,768

Net loss per share#
- Basic and diluted	$(0.32)	$(0.24)

#	Giving retroactive effect to the forward stock split and reverse stock split occurred in 2024. (see Note 13)

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLER GROUP INC. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ DEFICIT*

(Currency expressed in thousands of United States Dollars, except for number of shares)

	For the three months ended March 31, 2025
		Series A-1 preferred stock		Series B preferred stock			Common stock		Series A-1 preferred stock to be issued		Common stock to be issued		Common stock held in escrow			Accumulated
	Note	No. of share	Amount	No. of share	Amount		No. of share#	Amount	No. of share	Amount	No. of share#	Amount	No. of share	Amount	Additional paid-in capital	other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
Balance as of January 1, 2025		11,801,804	$12	30,851	$—	*	138,143,817	$138	11,801,804	$12	15,022,711	$15	24,022,431	$24	$958,017	$(548)	$(1,203,637)	$(245,967)

Settlement of payables with common stock held in escrow	(14)(a)(i), (e)	—	—	—	—		2,043,962	2	—	—	—	—	(2,043,962)	(2)	—	—	—	—
Issuance of common stock for repayment of borrowings, related party	(14)(a)(ii)	—	—	—	—		155,000	—	—	—	—	—	—	—	554	—	—	554
Stock-based compensation to consultants	(14)(a)(iii)	—	—	—	—		348,745	—	—	—	—	—	—	—	2,087	—	—	2,087
Stock-based compensation to directors, officers, and employees	(14)(a)(iv) & (v)	—	—	—	—		766,487	1	—	—	—	—	—	—	28,875	—	—	28,876
Settlement of Series A-1 preferred stock to be issued in related to merger transaction	(14)(a)(vi), (c)	—	—	—	—		11,807,332	12	(11,801,804)	(12)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment		—	—	—	—		—	—	—	—	—	—	—	—	—	61	—	61
Net loss for the period		—	—	—	—		—	—	—	—	—	—	—	—	—	—	(53,052)	(53,052)

Balance as March 31, 2025		11,801,804	$12	30,851	$—	*	153,265,343	$153	—	$—	15,022,711	$15	21,978,469	$22	$989,533	$(487)	$(1,256,689)	$(267,441)

*	Less than $1,000

	For the three months ended March 31, 2024
	Common stock		Common stock to be issued			Accumulated
	No. of shares#	Amount	No. of Shares#	Amount	Additional paid-in capital	other comprehensive loss	Accumulated deficit	Total stockholders’ equity

Balance as of January 1, 2024	33,240,990	$33	2,350,080	$2	$74,142	$(473)	$(65,601)	$8,103
Issuance of common stocks to management team	210,829	—	(210,829)	—	—	—	—	—
Issuance of common stock to settle finder fee	484,125	1	—	—	402	—	—	403
Stock-based compensation	2,078,772	2	436,148	—	2,105	—	—	2,107
Foreign currency translation adjustment	—	—	—	—	—	191	—	191
Net loss for the period	—	—	—	—	—	—	(8,060)	(8,060)

Balance as of March 31, 2024	36,014,716	$36	2,575,399	$2	$76,649	$(282)	$(73,661)	$2,744

#	Giving retroactive effect to the forward stock split and reverse stock split occurred in 2024 (see Note 13).

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLER GROUP INC. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in thousands of United States Dollars, except for number of shares)

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(53,052)	$(8,060)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	28,750	1,748
Marketing expenses	513	—
Lease expense	—	642
Depreciation and amortization	—	23
Interest income	(167)	(11)
Interest expense on borrowings	4,803	207
Foreign exchange (gain) loss, net	(1,145)	227
Bad debts written-off	5,441	—
Investment loss, net	—	37
Allowance for expected credit losses	47	991
Gain on disposal of property and equipment	(68)	(15)

Change in operating assets and liabilities:
Accounts receivable	(1,520)	1,180
Loans receivable	(1,330)	(17)
Deposits, prepayments, and other receivables	(183)	(245)
Accounts payable and other current liabilities	3,003	(1,661)
Other current liabilities, related parties	570	—
Escrow liabilities	(1,404)	(1,228)
Operating lease liabilities	(462)	(485)
Income tax payable	26	(190)
Net cash used in operating activities	(16,178)	(6,857)

Cash flows from investing activities:
Proceeds from sale of long-term investments	—	2,152
Proceeds from disposal of assets held for sale	1,527	—
Proceeds from disposal of property and equipment	—	15
Net cash provided by investing activities	1,527	2,167

Cash flows from financing activities:
Proceeds from borrowings, related parties	11,728	—
Advances from the stockholder	—	3,501
Net cash provided by financing activities	11,728	3,501

Effect on exchange rate change on cash, cash equivalents and restricted cash	585	239

Net change in cash, cash equivalent and restricted cash	(2,338)	(950)
Beginning of period	17,261	18,678

End of period	$14,923	$17,728

Supplemental cash flow information:
Cash paid for income taxes	$—	$227
Cash received from interest	$—	$1
Cash paid for interest	$—	$65

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stocks to settle payables	$—	$403

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

The accompanying unaudited condensed consolidated financial statements of the Company are presented in United State dollars (“US$” or “$”) and have been prepared in accordance with accounting principles generally accepted in the United States of America(“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2024 derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed on January 26, 2026.

The unaudited condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

●	Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the unaudited financial statements of the Company and its subsidiaries. A subsidiary is an entity (including a structured entity), directly or indirectly, controlled by the Company. The unaudited condensed consolidated financial statements of the subsidiaries are prepared for the same reporting period as the Company, using consistent accounting policies. All intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

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

Accounts receivable, net are recorded at the invoiced amount less any allowance for expected credit losses to reserve for potentially uncollectible receivables, which do not bear interest, which are due within contractual payment terms.

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

For the three months ended March 31, 2025 and 2024, the provision for allowance for expected credit losses on accounts receivable, loans receivable, notes receivable, deposits and other receivables were approximately $0.05 million and $1.0 million, respectively.

●	Asset Held For Sale

The Company classifies long-lived assets as held for sale in the period in which the criteria are met, in accordance with ASC 360, Property and Equipment. The Company ceases depreciation on long-lived assets (or disposal groups) classified as held for sale and measures them at the lower of carrying value or estimated fair value less cost to sell.

As of March 31, 2025, the carrying value of a premise was approximately $0.5 million and recorded as assets held for sale in the consolidated balance sheets. This asset was subsequently sold in August 2025.

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

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The following table presents the revenue streams disaggregated by nature and geographic location:

	For the three months ended March 31,
	2025	2024
At a point in time
Commissions	$4,416	$6,723
Total revenue from the transfer of goods and services at a point in time	4,416	6,723

Over time
Advertising revenue	—	—
Saas fees	—	—
Subscription fees	—	—
Recurring asset management service fees	347	892
Loans interest income	18	41
Total revenue from the transfer of goods and services over time	365	933
Total revenue	$4,781	$7,656

	For the three months ended March 31,
By geography:	2025	2024
Hong Kong	$4,781	$7,656
United States	—	—
Others	—	—
Total	$4,781	$7,656

●	Comprehensive Loss

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

For the three months ended March 31, 2025 and 2024, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2025, the Company did not have any significant unrecognized uncertain tax positions.

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

The estimated fair value of the convertible debts as of March 31, 2025 was computed using the models and assumptions shown below. There was no change in fair value of convertible debts for the three months ended March 31, 2025.

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

In July 2025, the FASB issued 2025-05 to improve the measurement of credit losses for accounts receivable and contract assets. The guidance provides a practical expedient for all entities to assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the assets. The update aims to reduce the cost and complexity of estimating credit losses while maintaining decision-useful information for financial statement users. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025. Management is currently evaluating the impact that the adoption of this update may have on its financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update provides amendments to clarify and modernize the accounting for costs incurred to develop or acquire internal-use software. The amendments address the capitalization of implementation costs by utilizing a principles-based approach and consolidates website development guidance under Subtopic 350-40. The amendments can be applied prospectively, modified prospectively, or retrospectively and are effective for annual and interim periods beginning after December 15, 2027. Early adoption is permitted. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This update introduces a scope exception to derivative accounting for certain contracts with underlyings tied to operations or activities specific to one of the parties. Additionally, the update clarifies that share-based noncash consideration received from a customer should be accounted for under Topic 606 until the right to receive or retain the consideration becomes unconditional. The amendments can be applied prospectively or modified retrospectively and are effective for annual and interim periods beginning after December 15, 2026. The Company expects to early adopt the provisions related to Topic 815 on a prospective basis and does not expect a significant impact to the Company’s condensed consolidated financial statements. The provisions related to Topic 606 are not applicable.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update clarifies the applicability, form and content, and interim disclosure requirements in ASC Topic 270 and enhances navigability of the interim reporting guidance. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and after December 15, 2028, for entities other than public business entities. Early adoption is permitted. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements,” which updates the FASB Accounting Standards Codification to clarify, correct errors, and improve the overall usability of GAAP. The improvements consist of narrow-scope amendments, technical corrections, clarification of existing guidance, and updates to clarify the appropriate scope and application of certain disclosure requirements. ASU 2025-12 is effective for annual and interim periods beginning after December 15, 2026. Early adoption is permitted. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.

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

For the three months ended March 31, 2025, the Company reported net loss of approximately $53.1 million and net cash outflows from operating activities of approximately $16.2 million. As of March 31, 2025, the Company had a working capital deficit of approximately $294.3 million and a stockholders’ deficit of approximately $267.4 million.

On December 26, 2025, the Company received a determination letter from the Panel confirming the suspension trading on the Nasdaq Stock Market effective at the opening of the market on December 30, 2025 and delisting of the Company’s securities.

As of the date of issuance of these unaudited condensed consolidated financial statements, the Company has not repaid certain short-term loans, TFI Note, exchangeable note and convertible promissory note all of which are past due and considered in default.

The Company has determined that the prevailing conditions and ongoing liquidity risks encountered by the Company raise substantial doubt about the ability to continue as a going concern for at least one year following the date these unaudited condensed consolidated financial statements are issued. The ability to continue as a going concern is dependent on the Company’s ability to successfully implement its current operating plan and fund-raising plan. The Company believes that it will be able to grow its revenue base and control expenditures. In parallel, the Company will monitor its capital structure and operating plans and search for potential funding alternatives in order to finance the development activities and operating expenses. The Company is continuing its plan to further grow and expand operations and seek sources of capital to meet the contractual obligations, settle its liabilities and repay convertible debts and borrowings.

However, the Company cannot predict the exact amount or timing of the alternatives or guarantee those alternatives will be favorable to its stockholders. Any failure to obtain financing when required will have a material adverse impact on the Company’s business, operation and financial result. These conditions and the uncertainty regarding the Company’s ability to successfully implement its plans raise substantial doubt about the its ability to continue as a going concern.

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

The following tables present the summary information by segment for the three months ended March 31, 2025 and 2024:

	Three months ended March 31, 2025
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue
Loans interest income	—	—	18	—	—	18
Commission	—	—	4,416	—	—	4,416
Recurring asset management service fees	—	—	347	—	—	347
Advertising revenue	—	—	—	—	—	—
SaaS fees	—	—	—	—	—	—
Subscription fees and paid-per-view fees	—	—	—	—	—	—
Total revenue	—	—	4,781	—	—	4,781
Operating expenses
Commission expense	—	—	(2,521)	—	—	(2,521)
Research and development expense	(1,189)	(187)	(45)	(281)	—	(1,702)
Personal and benefit expense	(3,889)	(621)	(75)	(30,379)	—	(34,964)
Legal and professional fee	—	—	—	(5,838)	—	(5,838)
Office and operating fee, related party	—	—	—	(1,178)	—	(1,178)
Provision for allowance for expected credit losses	—	—	(47)	—	—	(47)
Other general and administrative expenses	(4,400)	109	(1,689)	3,247	—	(2,733)
Total operating expenses	(9,478)	(699)	(4,377)	(34,429)	—	(48,983)
Other income (expense)
Interest income	165	—	2	—	—	167
Interest expense	(2,418)	(356)	(161)	(1,868)	—	(4,803)
Foreign exchange gain, net	—	—	1,145	—	—	1,145
Bad debts written-off	(5,441)	—	—	—	—	(5,441)
Sundry income	—	—	106	—	—	106
Total other income (expense), net	(7,694)	(356)	1,092	(1,868)	—	(8,826)
Income tax expense	—	—	(24)	—	—	(24)
Net income (loss)	(17,172)	(1,055)	1,472	(36,297)	—	(53,052)

	Three months ended March 31, 2024
	Financial services	Corporate	Elimination	Consolidated
Revenue
Commission	6,723	—	—	6,723
Asset management service fees	892	—	—	892
Loans interest income	41	—	—	41
Total revenue	7,656	—	—	7,656
Operating expenses
Commission expense	(4,446)	—	—	(4,446)
Sales and marketing expenses	(483)	—	—	(483)
Research and development expenses	(458)	—	—	(458)
Personal and benefit expenses	(1,848)	(4,211)	—	(6,059)
Legal and professional fee	(625)	—	—	(625)
Legal and professional fee, related party	—	(250)	—	(250)
Office and operating fee, related party	(573)	(545)	—	(1,118)
Provision for allowance for expected credit losses	(836)	(155)	—	(991)
Other general and administrative expenses	(486)	(394)	—	(880)
Total operating expenses	(9,755)	(5,555)	—	(15,310)
Other income (expense)
Interest income	12	—	—	12
Interest expense	(56)	(151)	—	(207)
Investment loss, net	—	(37)	—	(37)
Others	—	(136)	—	(136)
Total other expense, net	(44)	(324)	—	(368)
Income tax expense	(38)	—	—	(38)
Net loss	(2,181)	(5,879)	—	(8,060)

The following tables present a summary of the Company’s assets by reportable segment as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Long-term investments, net	—	—	26,149	—	—	26,149
Other assets	67	593	15,275	3,364	—	19,299
Total assets	67	593	41,424	3,364	—	45,448

	As of December 31, 2024
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Long-term investments, net	—	—	25,455	—	—	25,455
Other assets	7,506	5,614	18,121	37,514	(43,632)	25,123
Total assets	7,506	5,614	43,576	37,514	(43,632)	50,578

The Company’s major customers and operations are based in Hong Kong and the United States.

NOTE 5 — RESTRICTED CASH

As of March 31, 2025 and December 31, 2024, the Company has approximately $12.8 million and $14.2 million fund held in escrow, respectively. Fund held in escrow primarily comprised of escrow funds held in bank accounts on behalf of the Company’s customers. The Company is currently acted as a custodian to manage the assets and investment portfolio on behalf of its customers under the terms of certain contractual agreements, which the Company does not have the right to use for any purposes, other than managing the portfolio. Upon receiving escrow funds, the Company records a corresponding escrow liability.

NOTE 6 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	As of
	March 31, 2025	December 31, 2024
Accounts receivable	$2,358	$3,388
Accounts receivable – related parties	—	1,100
Less: allowance for expected credit losses	(1,227)	(1,615)
Accounts receivable, net	$1,131	$2,873

The Company generally conducts its business with creditworthy third parties. The Company determines, on a quarterly basis, the probable losses and an allowance for expected credit losses determined in accordance with the CECL model, based on historical losses, current economic conditions, forecasted future economic and market considerations, and in some cases, evaluating specific customer accounts for risk of loss. Accounts receivable are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. In addition, receivable balances are monitored on an ongoing basis and its exposure to credit loss is not significant.

For the three months ended March 31, 2025 and 2024, the Company has assessed the probable loss and made a provision for allowance for expected credit losses of $0.0 and $0.2 million on accounts receivable, respectively.

For the three months ended March 31, 2025 and 2024, the Company has written-off $3.3 million and $0.0 long outstanding accounts receivable as they became uncollectible.

NOTE 7 — LOANS AND NOTES RECEIVABLE, NET

(a)	Loans Receivables, net

The Company’s loans receivable, net was as follows:

	As of
	March 31, 2025	December 31, 2024
Residential mortgage loans	$1,133	$1,164
Less: allowance for expected credit losses	(9)	(38)
Loans receivable, net	$1,124	$1,126

Classifying as:
Current portion	$111	$92
Non-current portion	1,013	1,034
Loans receivable, net	$1,124	$1,126

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

Mortgage loans are made to either business or individual customers in Hong Kong for a period of 1 to 25 years, which are fully collateralized and closely monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of March 31, 2025 and December 31, 2024.

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

For the three months ended March 31, 2025 and 2024, the Company has assessed the probable loss and there was no additional allowance for expected credit losses on loans receivable.

For the three months ended March 31, 2025 and 2024, the Company has written-off $1.5 million and $0.0 loans receivables, respectively due to uncollectible as assessed by the management.

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

In accordance with ASC Topic 326, the Company accounts for its allowance for expected credit losses on notes receivable using the CECL model. Periodic changes to the allowance for expected credit losses are recognized in the unaudited condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2025 and 2024, the Company has evaluated the probable losses on the notes receivable and made an allowance for expected credit losses of $0.0 and $0.2 million, respectively.

NOTE 8 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	As of
	March 31, 2025	December 31, 2024
As cost:
Building	$—	$—
Furniture, fixtures and equipment	40	40
Computer equipment	243	243
Motor vehicles	—	—
	283	283
Less: accumulated depreciation and impairment	(283)	(283)
Property and equipment, net	$—	$—

NOTE 9 — LONG-TERM INVESTMENTS, NET

Long-term investments, net consisted of the following:

	As of
	Ownership interest	March 31, 2025	Ownership interest	December 31, 2024
Marketable equity securities:
Investment C	0.00%*	1	0.00%*	1

Non-marketable equity securities:
Investment A	8.37%	5,694	8.37%	5,479
Investment B	3.63%	255	3.63%	255
Investment D	4.49%	17,100	4.49%	16,621
Investment E, related party	4.00%	525	4.00%	525
Investment G	56.93%	—	56.93%	—
Investment H	3.76%	2,574	3.76%	2,574
Net carrying value		$26,149		$25,455

*	Less than 0.001%

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

The following table presents the movement of non-marketable equity securities as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024
Balance at beginning of period/year	$25,455	$25,725
Additions	—	18,457
Disposal	—	(2,152)
Adjustments:
Downward adjustments	—	(15,971)
Foreign exchange adjustment	694	(604)
Balance at end of period/year	$26,149	$25,455

Cumulative unrealized gains and losses, included in the carrying value of the Company’s non-marketable equity securities:

	As of
	March 31, 2025	December 31, 2024
Downward adjustments (including impairment)	$(53,318)	$(53,318)
Upward adjustments	6,209	6,209
Total	$(47,109)	$(47,109)

Investment loss, net is recorded as other expense in the Company’s condensed consolidated statements of operations and comprehensive loss and consisted of the following:

	For the three months ended March 31,
	2025	2024
Non-marketable equity securities:
Unrealized losses (including impairment) – Investment B	$—	$(37)
Investment loss, net	$—	$(37)

NOTE 10 — BORROWINGS

The borrowings consisted of the followings:

	As of
	March 31, 2025	December 31, 2024
Mortgage borrowings (a)	$—	$868
Short-term loans (b)	11,442	11,642
Short-term loans, related parties (c)	41,422	29,181
Factoring loan (d)	197	197
Total	$53,061	$41,888

Notes:

(a)	Mortgage Borrowings

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

As of March 31, 2025 and December 31, 2024, the carrying value of the loan is nil and $0.9 million, respectively.

(b)	Short-term Loans

In connection with the merger transaction completed on October 15, 2024, the Company assumed the liabilities of Triller Corp, which includes the short-term notes assumed at an aggregate principal amount of $9.5 million issued to various lenders (collectively, the “Short-term Loans”). The Short-term loans mature at various dates within the next twelve months and are included as current liabilities in the accompanying condensed consolidated balance sheets. The Company incurred approximately $0.02 million in interest expense and made aggregate payments of approximately $0.2 million toward the various short-term loans during the three months ended March 31, 2025.

On November 27, 2024, the Company also obtained a short-term loan of approximately $0.6 million from an independent third party in Hong Kong with a fixed interest rate of 6% per annum, repayable on December 31, 2024. The loan is unsecured and the fixed interest rate will increase to 15% per annum if there is any default on repayment.

As of March 31, 2025 and December 31, 2024, the aggregate outstanding principal and accrued interest was approximately $11.4 million and $14.5 million, respectively.

As of the date of issuance of these unaudited condensed consolidated financial statements, the Company has not repaid the amount due and considered default of settlement.

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

In connection with the merger transaction completed on October 15, 2024, the Company assumed the liabilities of Triller Corp, which includes the borrowing entered with De Silva 2000 Living Trust for a principal of approximately $0.2 million with a fixed interest rate of 1.85% per annum.

In October 2024, the Company entered a loan facility agreement with one of its stockholders, TAG Holding Limited for borrowings up to $30.0 million. The loan is unsecured, repayable on demand and bears interest at a fixed rate of 6% per annum.

On October 16, 2024, Triller Corp. entered into a short-term loan agreement with Giant Wisdom Ventures Limited for a principal of approximately $5.0 million with a fixed interest rate of 18% per annum. The loan is guaranteed by Triller Group and is collateralized by 5,000,000 shares of BKFC common stock. Both principal and accrued interest are due on January 16, 2025. In the event of a default, the interest rate increases to 21% per annum. As of March 31, 2025 and December 31, 2024, the aggregate outstanding principal and accrued interest was approximately $5.2 million.

In November and December 2024, the Company obtained aggregate short-term loans of approximately $0.5 million from the Company’s Chief Operating Officer (“COO”) with a fixed interest rate of 6% per annum, repayable on December 31, 2024. The loans are unsecured and the fixed interest rate will increase to 15% per annum if there is any default on repayment. During three months ended March 31, 2025, the Company issued 155,000 shares of common stock to the COO for the full repayment of this short-term loans (see Note 14(a)(ii)).

On March 21, 2025, the Company entered into short-term loan agreements with Giant Wisdom Ventures Limited for aggregate principal of $13.5 million with a fixed interest rate of 8% per annum and repayable in June and July 2025. The loans are guaranteed by Triller Hold Co LLC and secured by a pledge of 1,400,000 shares of common stock of BKFC owned by the Company.

As of March 31, 2025 and December 31, 2024, the aggregate outstanding loan balances was approximately $41.4 million and $29.2 million, respectively.

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

As of March 31, 2025 and December 31, 2024, the outstanding principal balance, net of debt discount, was approximately $0.2 million and $0.2 million, respectively.

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

As of March 31, 2025 and December 31, 2024, the TFI Note was reported at a fair value of approximately $46.3 million and $46.3 million, respectively, which is included in convertible debts under current liabilities in the condensed consolidated balance sheets. For the three months ended March 31, 2025, there was no change in fair value of convertible debts in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

As of the date of issuance of these unaudited condensed consolidated financial statements, the Company has not repaid the amount due and considered default of settlement.

(ii)	Exchangeable Note

On October 16, 2024, the Company issued an exchangeable note of approximately $5.4 million to Giant Wisdom Ventures Limited which bears interest at a fixed rate of 15% per annum and mature on January 16, 2025. The note is secured by a pledge of 5,000,000 shares of common stock of BKFC owned by the Company.

As of March 31, 2025 and December 31, 2024, the fair value of the note is approximately $6.8 million and $6.8 million, respectively. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company has not repaid the amount due and considered default of settlement.

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

As of March 31, 2025 and December 31, 2024, the Company issued convertible promissory notes in an aggregate of approximately $33.97 million and $32.55 million to Yorkville, respectively.

Common Warrants to Yorkville

Also, pursuant to the First A&R SEPA and Second A&R SEPA, the Company issued a warrant (the “Common Warrant”) to Yorkville to purchase up to a number of shares of common stock of the Company equal to 25% of the principal amount of the aggregated pre-paid advances divided by a price equal to the Fixed Price, each such Common Warrant with an exercise price equal to the Fixed Price. On June 28, 2024, the Company issued 1,431,561 common warrants to Yorkville at a fixed exercise price of $5.85 per share (see Note 12).

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

The Company recorded amortization of debt discount and direct issuance costs and accrued interest of convertible promissory notes payable in interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss of approximately $1.4 million and nil for the three months ended March 31, 2025 and 2024, respectively.

On November 26, 2024, Yorkville initiated litigation against Triller, Triller Corp., Triller Hold Co LLC, and Convoy Global Holdings Limited (“Defendants”) by filing a motion for summary judgment in lieu of a complaint pursuant to NY CPLR 3213 (the “Motion”), seeking a judgment finding Defendants liable for all amounts allegedly owed under the convertible promissory note, including interest, plus costs, legal fees, and expenses incurred by Yorkville. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company has not repaid the amount due and considered default of settlement.

NOTE 12 — WARRANTS

In connection with the merger transaction completed on October 15, 2024, the exercise prices for, and the shares underlying, all previously outstanding public warrants (“AGBA Public Warrants”), Class A warrants (“AGBA Class A Warrants”), and common warrants (“AGBA Common Warrants”) (collectively, “AGBA Warrants”) issued by AGBA were adjusted in accordance with the terms of such warrant instruments to reflect the previously announced and implemented 1.9365-to-1 Forward Split and 1-for-4 Reverse Split. An equitable adjustment with a combined ratio of 0.5:1 applied to the number of AGBA Ordinary Shares issuable on the exercise of each AGBA Warrants and the warrant price. Upon the closing, all warrants issued by AGBA and Triller Corp. were assigned to and assumed by Triller Group (“Triller Group Warrants”). Accordingly, as of the close of business acquisition on October 15, 2024, each AGBA Public Warrant and each AGBA SPAC Private Warrant became one Triller Group Warrant which entitles the holder thereof to purchase 0.25 shares of Triller Group Common Stock at an adjusted exercise price of $23.00 per whole share (provided, however, warrants are not exercisable for fractional shares, only whole shares; thereby a warrant holder would need to hold four warrants to yield one share). Each AGBA Class A Warrant and each AGBA Common Warrant became one Triller Group Warrant which entitles the holder thereof to purchase 0.5 shares of Triller Group Common Stock at an adjusted exercise price of two times of the original exercise price per whole share (provided, however, warrants are not exercisable for fractional shares, only whole shares; thereby a warrant holder would need to hold two warrants to yield one share). AGBA Public Warrants started trading on a post-adjustment basis as Triller Group Warrants on October 16, 2024 under the new ticker symbol “ILLRW”. All the warrants and their exercise prices are retroactively restated in effect to the forward stock split and reverse stock split (see Note 14).

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

The public warrants qualify for the derivative scope exception under ASC 815 and are therefore presented as a component of stockholders’ deficit on the unaudited condensed consolidated balance sheets without subsequent fair value re-measurement.

As of March 31, 2025 and December 31, 2024, there were 4,600,000 and 4,600,000 public warrants of Triller Group Warrants outstanding.

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

As of March 31, 2025 and December 31, 2024, there were 49,697,115 and 49,697,115 replacement warrants of Replacement Warrants outstanding, respectively.

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

As of March 31, 2025 and December 31, 2024, there were 1,460,840 and 1,469,840 Warrants - Class A of Triller Group Warrants outstanding, respectively, with aggregate value of approximately $1.0 million and $1.0 million, respectively.

(b)	Common Warrants

On June 28, 2024, the Company issued 1,431,561 common warrants to Yorkville, in connection with the Second A&R SEPA (see Note 10). Each common warrant entitles the holder to purchase 1 share of common stock with an exercise price of $5.85 per share.

As of March 31, 2025 and December 31, 2024, there were 1,431,561 and 1,431,561 common warrants of Triller Group Warrants outstanding, respectively.

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

Supplemental balance sheet information related to the operating lease was as follows:

	As of
	March 31, 2025	December 31, 2024
Operating lease:
Right-of-use asset	$12,626	$12,626
Less: accumulated amortization and impairment	(12,626)	(12,626)
Right-of-use asset, net	$—	$—

Lease liabilities:
Current lease liabilities	$1,888	$1,867
Non-current lease liabilities	324	807
Total lease liabilities	$2,212	$2,674

Operating lease expense for the three months ended March 31, 2025 and 2024 was approximately $0.5 million and $0.6 million, respectively.

Other supplemental information about the Company’s operating lease as of March 31, 2025 and December 31, 2024 are as follow:

	As of
	March 31, 2025	December 31, 2024
Weighted average discount rate	5.25%	5.25%
Weighted average remaining lease term (years)	1.17	1.42

Maturities of operating lease liabilities as of March 31, 2025 were as follows:

For the year ending March 31,	Operating lease
2026	$1,949
2027	325
Total minimum lease payments	2,274
Less: imputed interest	(62)
Total operating lease liabilities	$2,212

NOTE 14 — STOCKHOLDERS’ DEFICIT

(a)	Common Stock

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

All share and warrant numbers and per share amounts are retroactively presented in this Form 10-Q to reflect the impact of the Forward Split and the Reverse Split as if they had taken effect on January 1, 2024.

During the three months ended March 31, 2025, the Company issued 15,121,526 shares of common stock as follows:

(i)	2,043,962 shares of common stock for settlement of claims that relate to the affairs of Triller Corp. prior to the closing date of the merger transaction on October 15, 2024 with common stock held in escrow.

(ii)	155,000 shares of common stock to an officer of the Company for the repayment of short-term loans (see Note 10(c)).

(iii)	348,745 shares of common stock to certain consultants to compensate their services rendered.

(iv)	206,127 shares of common stock to a director, officers and employees of the Company to compensate for the contributions of their services and performance.

(v)	560,360 shares of common stock to the directors and officers for the settlement of the accrued salaries and salaries during the period

(vi)	11,807,332 shares of common stock to settle 11,801,804 shares of Series A-1 preferred stock to be issued in related to the merger transaction completed on October 15, 2024.

There were 153,265,343 and 138,143,817 shares of common stock issued and outstanding, as of March 31, 2025 and December 31, 2024, respectively.

To the date of the accompanying unaudited condensed consolidated financial statements issued, there were 197,266,991 shares of common stock issued and outstanding. The subsequent issuance of common stocks is listed from (i) to (vii) in Note 18.

For the three months ended March 31, 2025 and 2024, the Company recorded approximately $28.8 million and $1.7 million stock-based compensation expense, respectively which is included in the personal and benefit expense and legal and professional fee in the condensed consolidated statements of operations and comprehensive loss.

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

There were 11,801,804 and 11,801,804 shares of Series A-1 Preferred Stock issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.

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

During the three months ended March 31, 2025, the Company issued 11,807,332 shares of common stocks to settle 11,801,804 shares of Series A-1 preferred stock to be issued in connection with the merger transaction.

As of March 31, 2025 and December 31, 2024, there was nil and 11,801,804 shares of Series A-1 preferred stock to be issued.

(d)	Common Stock To Be Issued

The Company has committed to issue common stocks as compensation for services:

(i)	9,682,500 common stocks to a consultant under a consulting agreement.

(ii)	5,340,211 common stocks to directors, officers and employees under equity incentive plans for their service and performance

There were 15,022,711 and 15,022,711 shares of common stock to be issued, as of March 31, 2025 and December 31, 2024, respectively.

(e)	Common Stock Held In Escrow

There were 24,206,246 shares of common stock deposited into an escrow account in the name of the Company, acting as escrow agent, in connection with the merger transaction completed on October 15, 2024.

During the three months ended March 31, 2025 and 2024, 2,043,962 and nil shares common stock held in escrow, respectively are transferred out to settle claims that relate to the affairs of Triller Corp. prior to the closing date of the merger transaction with common stock held in escrow.

There were 21,978,469 and 24,022,431 shares of common stock held in escrow issued and outstanding as of March 31, 2025 and 2024, respectively.

(f)	2023 Share Award Scheme (the “Scheme”)

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

(g)	Restricted Share Units (“RSUs”)

In December 2022, the Company approved and granted 2,420,625 shares of common stock as RSUs to employees and consultants as additional compensation under the Scheme. These RSUs typically will be vested over one to four years period from 2023 to 2026.

In January 2025, the Company approved and granted 3,363,000 shares of common stock as RSUs to employees as additional compensation under the Scheme. These RSUs typically will be vested over two years period from 2025 to 2027.

For the RSUs, the fair value is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis. The valuations assume no dividends will be paid. The Company has assumed 10% forfeitures.

As of March 31, 2025 and December 31, 2024, 3,415,383 and 388,683 shares of common stock are available to issue under this plan, respectively.

During the three months ended March 31, 2025 and 2024, the Company recorded approximately $0.5 million and $0.3 million stock-based compensation expense, respectively which is included in the personnel and benefit expenses in the condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2025 and December 31, 2024, total unrecognized compensation remaining to be recognized in future periods for RSUs totaled approximately $3.7 million and $0.5 million, respectively. They are expected to be recognized over the weighted average period ranging from 1.07 to 1.22 years.

A summary of the activities for the Company’s RSUs as of March 31, 2025 and December 31, 2024 is as follow:

	As of
	March 31, 2025		December 31, 2024
	Number of RSUs	Weighted Average Grant Price	Number of RSUs	Weighted Average Grant Price

Outstanding, beginning of period/year	388,683	$2.47	634,072	$2.47
Granted	3,363,000	$1.03	—	$—
Vested	(336,300)	$1.03	(95,525)	$2.47
Forfeited	—	$—	(149,864)	$2.47
Outstanding, end of period/year	3,415,383	$1.09	388,683	$2.47

(i)	2024 Equity Incentive Plan

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

As of March 31, 2025 and December 31, 2024, 23,910,611 and 24,508,411 shares of common stock are available to issue under this plan.

NOTE 15 — INCOME TAX EXPENSE

The provision for income tax expense consisted of the following:

	For the three months ended March 31,
	2025	2024
U.S.	$—	$—
Other than U.S.	24	38
Income tax expense	$24	$38

	For the three months ended March 31,
	2025	2024
Current tax	$24	$38
Deferred tax	—	—
Income tax expense	$24	$38

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

The following table sets forth the significant components of the deferred tax assets of the Company as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024
Deferred tax assets, net:
Net operating loss carryforwards	$13,093	$10,446
Less: valuation allowance	(13,093)	(10,446)
Deferred tax assets, net:	$—	$—

As of March 31, 2025, the operations incurred approximately $81.4 million of cumulative net operating losses, which can be carried forward to offset future taxable income. Net operating loss can be carried forward indefinitely but cannot be carried back to prior years. There are no group relief provisions for losses or transfers of assets under Hong Kong tax regime. Each company within a corporate group is taxed as a separate entity. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes that it is more likely that not all of these assets will be realized in the future. The valuation allowance is reviewed annually.

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

(i)	Related party balances

Related party balances consisted of the following:

		As of
		March 31, 2025	December 31, 2024
Balance with related parties:
Other current liabilities	(a)	$1,821	$1,251
Borrowings	(b)	$41,422	$29,181
Long-term investment – Investment E	(c)	$525	$525
Convertible debts	(d)	$53,106	$53,106

(a)	Other current liabilities due to related parties represented the interest payable accrued on the short-term borrowings from four related parties.

(b)	Borrowings consisted of short-term loans obtained from the Company’s senior management, major stockholder of ultimate holding company, a company controlled by director of subsidiaries and a stockholder. The amounts were secured, interest-bearing and repayable on demand (see Note 10(c)).

(c)	The Company purchased 4% equity interest in Investment E from a related party in May 2021, based on historical cost. The Company has a common director with Investment E.

(d)	TFI Note obtained from the Company’s major stockholder of ultimate holding company. The amount was secured, interest-bearing, and repayable on demand. The Company issued an exchangeable note of approximately $5.4 million to Giant Wisdom Ventures Limited which bears interest at a fixed rate of 15% per annum and mature on January 16, 2025. The note is secured by a pledge of 5,000,000 shares of common stock of BKFC owned by the Company. (see Note 11).

(ii)	Transactions with related parties

In the ordinary course of business, during the three months ended March 31, 2025 and 2024, the Company involved with transactions, either at cost or current market prices and on the normal commercial terms among related parties. The following table provides the transactions with these parties for the periods as presented (for the portion of such period that they were considered related):

		For the three months ended March 31,
		2025	2024

Asset management service income	(e)	$—	$242
Office rental and operating fees	(f)	$1,178	$1,118
Legal and professional fees	(g)	$—	$250
Interest expense	(h)	$635	$150

(e)	Under the management agreements, the Company shall provide management service to the portfolio assets held by two individual close-ended investment private funds in the Cayman Islands, which is controlled by the shareholder, for a compensation of asset management service fee income at the predetermined rate based on the respective portfolio of asset values invested by the final customers.

(f)	Pursuant to the service agreement, the Company agreed to pay the office and administrative expenses to the holding company for the use of office premises, including, among other things, building management fees, government rates and rent, office rent, and lease-related interest and depreciation that were actually incurred by the holding company.

(g)	On September 19, 2023, the Company entered into an advisory services agreement with a related company, which owned by the Chairman of the Company, for a monthly fee of approximately $0.8 million. The service will be terminated by either party upon 90 days prior written notice.

(h)	The interest expense incurred for borrowings from four related parties.

Apart from the transactions and balances detailed above and elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 17 — COMMITMENTS AND CONTINGENCIES

(a) Contractual Commitments

Sale and Purchase Agreement with Sony Life Singapore

Pursuant to the agreement dated April 5, 2023, entered with Sony Life Singapore Pte. Ltd. (“SLS”), an independent third party, the Company is committed to purchase 100% equity interest in Sony Life Financial Advisers Pte. Ltd. for a cash consideration of SGD 2.5 million (equivalent to approximately $1.88 million). On December 28, 2023, the Company and SLS entered into a second supplementary agreement to extend the closing date of the transaction from December 31, 2023 to March 31, 2024. On March 29, 2024, the Company and SLS entered into a third supplementary agreement to extend the closing date of the transaction from March 31, 2024 to May 9, 2024. Pursuant to the third supplementary agreement, the Company paid SGD 0.25 million (equivalent to approximately $0.19 million) to SLS as the partial payment to cash consideration on April 12, 2024. On May 9, 2024, the Company and SLS entered into a fourth supplementary agreement to extend the closing date of the transaction from May 9, 2024 to May 20, 2024. On June 18, 2024, the Company and SLS entered into a fifth supplementary agreement to extend the closing date of the transaction from May 20, 2024 to July 31, 2024. Pursuant to the fifth supplementary agreement, the Company paid an aggregate of SGD 0.15 million (equivalent to approximately $0.11 million) as the extension fee and indemnification fee in July 2024. On October 3, 2024 and January 30, 2025, the Company and SLS entered into the sixth and seventh supplementary agreements, respectively to extend the closing date of the transaction to February 28, 2025.

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

(b) Legal Matters and Other Contingencies

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

(xvi)	Robert E. Diamond Jr.et al. v. Triller Group, Inc., Case No. 25-cv-00129 (PAE) (S.D.N.Y.)

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

NOTE 18 — SUBSEQUENT EVENTS

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

(i)	In April 2025, the Company issued an aggregate of 603,839 shares of common stock to the directors and officers of the Company under the Share Award Scheme, whose shares were vested in 2023.

(ii)	In April 2025, the Company issued an aggregate of 823,642 shares of common stock to the employees of the Company to compensate for the contributions of their services and performance, at a price range from $1.072 to $2.532 per share.

(iii)	In April 2025, the Company issued an aggregate 304,478 shares of common stock to the employees of Triller Corp. under the share award scheme of Triller Corp.

In April 2025, the Company issued 3,227,500 shares of common stock to 13080 Advisors LLC for the first installment.

(iv)

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

The Warrant will be exercisable in a year after the Company’s next qualified equity financing with a term of five years.

(v)	On April 17, 2025, the Company received a written notice (the “Notice”) from Nasdaq, notifying that the Company failed to comply with Nasdaq Listing Rule 5250(c)(1) as the Company failed to timely file its Annual Report on Form 10-K for the year ended December 31, 2024. The Notice had no immediate effect but, before June 16, 2025, the Company was required to submit a plan to Nasdaq to regain compliance with the Nasdaq Listing Rule. If Nasdaq accepts the Company’s plan, Nasdaq will grant the Company up to 180 calendar days from the filing due date to regain compliance. Otherwise, after the date, subject to other requirements and conditions, the Company may proceed to delisting procedures. On August 19, 2025, Nasdaq accepted the Company’s plan to regain the compliance by October 13, 2025.

(vi)	On May 20, 2025, the Company received a written notice (the “Notice”) from Nasdaq, notifying that the Company failed to comply with Nasdaq Listing Rule 5250(c)(1) as the Company failed to timely file its quarterly report on Form 10-Q for the period ended March 31, 2025. The Notice had no immediate effect but, before June 16, 2025, the Company was required to submit a plan to Nasdaq to regain compliance with the Nasdaq Listing Rule. If Nasdaq accepts the Company’s plan, Nasdaq will grant the Company up to 180 calendar days from the filing due date to regain compliance. Otherwise, after the date, subject to other requirements and conditions, the Company may proceed to delisting procedures. On August 19, 2025, Nasdaq accepted the Company’s plan to regain the compliance by October 13, 2025.

(vii)

On June 20, 2025, Yorkville effected a foreclosure under the Amended and Restated Pledge Agreement, dated June 28, 2024, between Triller Hold Co LLC and Yorkville (the “Triller Pledge Agreement”). This action was undertaken by Yorkville following its allegations of various events of default by the Company under the terms of the Yorkville Convertible Promissory Note, dated June 28, 2024, and other related transaction documents, including the Second A&R SEPA. Yorkville had previously sought to accelerate payment of all amounts due under the Yorkville Convertible Promissory Note. Although the Company has not received a formal notice of foreclosure from Yorkville, the Company became aware through a transfer agent statement that 3,000,000 shares of common stock of BKFC, previously pledged by Triller Hold Co LLC as collateral, were transferred to Yorkville on June 20, 2025. These 3,000,000 shares represented a 17.2% ownership interest in BKFC as specifically pledged to Yorkville. As a direct result of this transfer, the Company’s beneficial ownership in BKFC declined from 56.93% to 38.91% of BKFC’s outstanding common shares. Following this change in ownership, the majority stockholders of BKFC approved amendments to BKFC’s certificate of incorporation and its Stockholders Agreement, which included the removal of the Company’s board designation rights. These amendments became effective on July 1, 2025. Consequently, the Company no longer holds a majority stake in BKFC and has lost its contractual rights to appoint directors to the BKFC board. As a result of losing control over BKFC, BKFC will be deconsolidated from the Company’s unaudited condensed consolidated financial statements as of July 1, 2025, the effective date of the amended and restated Stockholders Agreement. The Company is currently evaluating the accounting and reporting implications of this deconsolidation, which may include potential impairment charges, recognition of a gain or loss on deconsolidation, and any required restatement of prior period comparative information.

(viii)

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

(ix)

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

Following a hearing held on November 25, 2025, the Panel has granted the Company an exception period subject to the Company satisfying the following conditions:

●	File 2024 Form 10-K and delinquent Forms 10-Q for the quarters ended March 31, June 30, and September 30, 2025 on or before December 24, 2025;

●	Regain compliance with the $1.00 minimum bid-price requirement on or before February 27, 2026; and

●	File its 2025 Form 10-K on or before March 31, 2026.

(x)	On December 26, 2025, the Company received a determination letter from the Panel confirming the suspension trading on the Nasdaq Stock Market effective at the opening of the market on December 30, 2025 and delisting of the Company’s securities. This decision stems from the Company not having been able to file two periodic reports by a deadline of December 24, 2025 set by the Panel.

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

We requested a hearing before the Nasdaq Hearings Panel (the “Panel”) on October 21, 2025, and the hearing was held on November 25, 2025. On December 3, 2025, we received a decision letter from the Staff of Nasdaq, indicating that based on the information presented at the hearing, the Panel has determined to grant us an exception period to continue its listing on Nasdaq subject to the conditions that: (1) on or before December 24, 2025, we shall demonstrate compliance with the Listing Rule; (2) on or before February 27, 2026, we shall demonstrate compliance with the $1.00 per share minimum bid price requirement; and (3) on or before March 31, 2026, we shall file the Form 10-K for the year ended December 31, 2025. It is a requirement during the exception period that we provide prompt notification of any significant events that occur during this time that may affect our compliance with Nasdaq requirements.

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

We operate within the global digital content marketplace, which is estimated to reach $577.4 billion in 2023 according to Statistica’s August 2023 report on worldwide digital media, and we focus our efforts on the $250 billion creator economy, as forecasted in a recent Goldman Sachs report on the creator economy. Goldman Sachs Research estimated the creator economy could reach $480 billion by 2027 in its April 2023 report titled “The creator economy could approach half-a-trillion dollars by 2027.” Our revenue was $4.8 million and $7.7 million in the three months ended March 31, 2025 and 2024. We have incurred net losses in each year since our inception, including $53.1 million and $8.1 million for the three months ended March 31, 2025 and 2024, respectively.

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

In addition to operating our Technology Platform, we currently operate in four market-leading businesses: our Platform Business, Distribution Business, Healthcare Business, and Fintech Business (collectively as “Financial Services Business”) and offer unique product and service offerings:

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

Our largest distribution channel is the FA Business, operating under the brand name Focus. With its large salesforce of financial advisors, “Focus” provides a wide range of financial products and independent advisory services to individual and corporate customers, primarily in connection with life insurance products. Our FA Business has been the clear market leader in the insurance brokerage industry in Hong Kong for decades, building up a large and highly productive salesforce. As of March 31, 2025, there were around 474 financial advisors at “Focus”, organized into 9 sales teams. Each team is led by a “tree head”, responsible for managing the financial advisors within their teams.

In addition to the FA Business, we continued to expand our distribution footprint with the establishment and expansion of a number of additional distribution channels, collectively known as our Alternative Distribution Business. These distribution channels are targeted at specific customer segments and/or capturing specific distribution opportunities.

We have continued to make significant investments into developing and expanding our financial advisors salesforce, broadening and deepening the product range, as well as upgrading the supporting infrastructure. Our infrastructure not only supports the financial consultants in engaging with their customers, it also provides extensive operational support in relation to the processing of transactions, associated payment flows, as well as after-sales services. Building our infrastructure required substantial investments into technological, operational and financial systems, as well as the development of comprehensive operational and support teams (operations support, customer services, payments, etc.). Since many of the financial products offered to our customers are regulated, on top of the various operational requirements, we have built significant internal capabilities in the areas of risk and internal control, as well as legal and compliance to ensure an appropriate level of regulatory compliance and supervision.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024:

The following tables set forth our results of operations by segments presented in U.S. dollars (in thousands):

	For the Three Months ended March 31, 2025
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue
Loans interest income	—	—	18	—	—	18
Commission	—	—	4,416	—	—	4,416
Recurring asset management service fees	—	—	347	—	—	347
Advertising revenue	—	—	—	—	—	—
SaaS fees	—	—	—	—	—	—
Subscription fees and paid-per-view fees	—	—	—	—	—	—
Total revenue	—	—	4,781	—	—	4,781
Operating expenses
Commission expense	—	—	(2,521)	—	—	(2,521)
Research and development expense	(1,189)	(187)	(45)	(281)	—	(1,702)
Personnel and benefit expense	(3,889)	(621)	(75)	(30,379)	—	(34,964)
Legal and professional fee	—	—	—	(5,838)	—	(5,838)
Office and operating fee, related party	—	—	—	(1,178)	—	(1,178)
Provision for allowance for expected credit losses	—	—	(47)	—	—	(47)
Other general and administrative expenses	(4,400)	109	(1,689)	3,247	—	(2,733)
Total operating expenses	(9,478)	(699)	(4,377)	(34,429)	—	(48,983)
Other income (expense)
Interest income	165	—	2	—	—	167
Interest expense	(2,418)	(356)	(161)	(1,868)	—	(4,803)
Foreign exchange gain, net	—	—	1,145	—	—	1,145
Bad debts written-off	(5,441)	—	—	—	—	(5,441)
Sundry income	—	—	106	—	—	106
Total other income (expense), net	(7,694)	(356)	1,092	(1,868)	—	(8,826)
Income tax expense	—	—	(24)	—	—	(24)
Net income (loss)	(17,172)	(1,055)	1,472	(36,297)	—	(53,052)

	Three Months ended March 31, 2024
	Financial services	Corporate	Elimination	Consolidated
Revenue
Commission	$6,723	—	—	$6,723
Asset management service fees	892	—	—	892
Loans interest income	41	—	—	41
Total revenue	7,656	—	—	7,656
Operating expenses
Commission expense	(4,446)	—	—	(4,446)
Sales and marketing expense	(483)	—	—	(483)
Research and development expense	(458)	—	—	(458)
Personnel and benefit expense	(1,848)	(4,211)	—	(6,059)
Legal and professional fee	(625)		—	(625)
Legal and professional fee, related party	—	(250)	—	(250)
Office and operating fee, related party	(573)	(545)		(1,118)
Provision for allowance for expected credit losses	(836)	(155)	—	(991)
General and administrative	(486)	(394)	—	(880)
Total operating expenses	(9,755)	(5,555)	—	(15,310)
Other income (expense), net
Interest income	12	—	—	12
Interest expense	(56)	(151)	—	(207)
Investment loss, net	—	(37)	—	(37)
Others	—	(136)	—	(136)
Total other expense, net	(44)	(324)	—	(368)
Income tax expense	(38)	—	—	(38)
Net loss	$(2,181)	(5,879)	—	(8,060)

Revenues

The following table summarizes the major operating revenues for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024	Variance
	(US$ in thousands)		$	%
Business segment
Social media	$—	$—	—	—
Sports streaming	—	—	—	—
Financial services	4,781	7,656	(2,875)	(37.55)
TOTAL	$4,781	$7,656	(2,875)	(37.55)

Social media and Sports streaming

Since October 2024, we completed the merger transaction pursuant to the merger agreement, through which we acquired all of the equity interests of Triller Corp. Following the acquisition, Triller Corp.’s operations have been consolidated into our operations, consisting of two major business segments: social media and sports streaming.

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

No income from social media and sports streaming business segments are generated during the three months ended March 31, 2025 and 2024. The Company generated minimal operations in these two segments during the three months ended March 31, 2025.

Financial services

Financial services business segment mainly comprises of commission income, recurring assets management service income, and interest income. Income from financial services decreased by $2.9 million or 37.55% from $7.7 million for the three months ended March 31, 2024 to $4.8 million for the three months ended March 31, 2025. The decrease in revenue is primarily attributed to the economic recession and outward migration in Hong Kong.

Operating Expenses

Commission expense

The commission expense related to financial services decreased by $1.9 million, or 43.30% from $4.4 million for the three months ended March 31, 2024 to $2.5 million for the three months ended March 31, 2025. As a result of the decrease in revenue associated with the financial services, commission expense decreased correspondingly.

Sales and Marketing Expense

Sales and marketing expense decreased by $0.5 million or 100% from $0.5 million for the three months ended March 31, 2024 to nil for the three months ended March 31, 2025. The decrease was mainly attributed to lower spending associated with “AGBA” corporate branding.

Research and Development Expense

Research and development expense increased by $1.2 million, or 271.62% from $0.5 million for the three months ended March 31, 2024 to $1.7 million for the three months ended March 31, 2024. The increase was primarily due to the additional expense incurred by Triller Corp. and its subsidiaries, which was acquired on October 15, 2024.

Personnel and benefit expenses

Personnel and benefit expenses primarily consist of personnel-related costs and benefits and stock-based compensation costs for our administrative, legal, human resources, information technology, corporate development, finance and accounting employees and executives.

	Three months ended March 31,
	2025	2024	Variance
	(US$ in thousands)		$	%
Personnel and benefit	$7,789	$4,526	3,263	72.09
Stock-based compensation	27,175	1,533	25,642	1,672.67
TOTAL	$34,964	$6,059	28,905	477.06

Personnel and benefit cost increased by $3.3 million, or 72.09% from $4.5 million for the three months ended March 31, 2024 to $7.8 million for the three months ended March 31, 2025. The increase was primarily attributable to the additional headcount from the acquisition of Triller Corp. which was completed on October 15, 2024.

Stock-based compensation for executive directors and employees increased by $25.6 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was primarily due to the settlement of accrued salaries to certain executive directors and employees of the Company and the amortization of the fair value of restricted share units. The fair value of the restricted share units is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis.

Legal and professional fee

Legal and professional fees mainly consisted of certain professional consulting services in legal, audit, accounting and taxation, and others.

	Three months ended March 31,
	2025	2024	Variance
	(US$ in thousands)		$	%
Legal and professional fee	$4,262	$660	3,602	545.76
Stock-based compensation	1,576	215	1,361	633.02
TOTAL	$5,838	$875	4,963	567.20

Legal and professional fees increased by $3.6 million, or 545.76%, from $0.7 million for three months ended March 31, 2024, to $4.3 million for three months ended March 31, 2025. The increase was primarily attributable to the additional legal and professional fees incurred by Triller Corp. and its subsidiaries, which was acquired on October 15, 2024.

Consulting fees under stock-based compensation increased by $1.4 million or 633.02% for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was mainly attributable to the increase in corporate strategic consultancy and business marketing service rendered by certain third party consultants.

Provision for allowance for expected credit losses

In accordance with Accounting Standards Codification (“ASC”) Topic 326 “Credit Losses – Measurement of Credit Losses on Financial Instruments” (ASC Topic326), the Company utilizes the current expected credit losses (“CECL”) model to determine an allowance that reflects its best estimate of the expected credit losses on accounts receivable, loans receivable, notes receivable, and deposits, prepayments and others receivable which is recorded as a liability to offset the receivables. For the three months ended March 31, 2025 and 2024, the aggregated provision for allowance for expected credit losses on accounts receivable, loans receivable, notes receivable, and other receivables was $0.05 million and $1.0 million, respectively.

Other general and administrative expenses

Other general and administrative expenses of social media and sports streaming segments primarily consist of professional service fees, business process outsourcing costs, music licensing, and insurance premiums.

Other general and administrative expenses of financial services and corporate segments primarily consist of rent and facilities expenses allocated based upon total direct costs, depreciation and amortization expenses, and other corporate expenses that are not allocated to the above expense categories.

The aggregate other general and administrative expenses increased by $1.9 million, or 210.57% from $0.9 million for the three months ended March 31, 2024 to $2.7 million for the three months ended March 31, 2025. The increase was primarily attributable to the additional expenses incurred by Triller Corp. and its subsidiaries, which was acquired on October 15, 2024.

Other Income (Expense), net

Other income (expense), net consist of interest income, foreign exchange gain, net, sundry income and offset by interest expense, bad debts written-off, written-off of accounts payable and other current liabilities, and investment loss, net.

For the three months ended March 31, 2025 and 2024, the aggregate other expense, net increased by $8.5 million or 2,298.37%. The increase was mainly attributable to the increase in interest expense of $4.6 million, and bad debts written-off of $5.4 million, offset by the increase in foreign exchange gain, net of $1.1 million.

Net Loss

Net loss increased by $45.0 million, or 558.23% for the three months ended March 31, 2025, as compared to March 31, 2024. The increase was primarily due to the sale decline and increase in operating expenses of $33.7 million and increase in other expense, net of $8.5 million.

Liquidity and Capital Resources

Sources of Liquidity

We have a history of operating losses and negative operating cash flows. For the three months ended March 31, 2025, we reported a net loss of $53.1 million and reported a negative operating cash flow of $16.2 million. As of March 31, 2025, our cash balance was $2.1 million for working capital use. Our management estimates that currently available cash will not be able to provide sufficient funds to meet the planned obligations for the next 12 months.

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

Cash Flows

As of March 31, 2025, we had cash and cash equivalents totaling $2.1 million, and $12.8 million in restricted cash.

As of December 31, 2024, we had cash and cash equivalents totaling $3.1 million, and $14.2 million in restricted cash.

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2025	2024
	(US$ in thousands)
Net cash used in operating activities	$(16,178)	$(6,857)
Net cash provided by investing activities	1,527	2,167
Net cash provided by financing activities	11,728	3,501
Effect on exchange rate change on cash and cash equivalents	585	239
Net change in cash, cash equivalents and restricted cash	(2,338)	(950)
Cash, cash equivalents and restricted cash, at the beginning	17,261	18,678
Cash, cash equivalents and restricted cash, at the end	$14,923	$17,728
Representing as:
Cash and cash equivalents	2,130	2,139
Restricted cash – fund held in escrow	12,793	15,589
	$14,923	$17,728

Working Capital Deficit

The working capital deficit as of March 31, 2025 and December 31, 2024 was amounted to approximately $294.3 million and $271.6 million, respectively, an increase of $22.7 million or 8.36%. The increase was mainly attributable to the increase in current liabilities related to the acquisition of Triller Corp. and its subsidiaries, which completed on October 15, 2024.

Cash Flows from Operating Activities

Net cash used in operating activities was $16.2 million and $6.9 million for the three months ended March 31, 2025 and 2024, respectively.

Net cash used in operating activities for the three months ended March 31, 2025 was primarily the result of the net loss of $53.1 million, decrease in escrow liabilities of $1.4 million, decrease in operating lease liabilities of $0.5 million, increase in accounts receivable of $1.5 million, increase in loans receivable of $1.3 million, and increase in deposits, prepayments, and other receivables of $0.2 million. These amounts were partially offset by the increase in accounts payable and other current liabilities of $3.0 million, increase in other current liabilities, related parties of $0.6 million, and non-cash adjustments consisting of stock-based compensation expense of $28.8 million, interest income on loans receivable of $0.2 million, interest expense on borrowings of $4.8 million, net foreign exchange gain of $1.1 million, and bad debts written-off of $5.4 million.

Net cash used in operating activities for the three months ended March 31, 2024 was primarily the result of the net loss of $8.1 million, an increase in deposits, prepayments, and others receivable of $0.2 million, decrease in accounts payable and other current liabilities of $1.7 million, decrease in escrow liabilities of $1.2 million, decrease in lease liabilities of $0.5 million, and decrease in income tax payable of $0.2 million. These amounts were partially offset by the decrease in accounts receivable of $1.2 million, and non-cash adjustments consisting of stock-based compensation expense of $1.7 million, lease expense of $0.6 million, depreciation and amortization of $0.02 million, interest income on notes receivable of $0.01 million, interest expense on borrowings of $0.2 million, net foreign exchange loss of $0.2 million, net investment loss of US$0.04 million, and allowance for expected credit losses of $1.0 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2025 of $1.5 million was primarily due to proceeds from the disposal of assets held for sale.

Net cash provided by investing activities for the three months ended March 31, 2024 of $2.2 million was primarily due to proceeds from sale of long-term investments and proceeds from disposal of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 of $11.7 million was primarily due to proceeds from borrowings advanced by a related party.

Net cash provided by financing activities for the three months ended March 31, 2024 of $3.5 million was primarily due to advances from the stockholder.

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

For the three months ended March 31, 2025, we reported a net loss of approximately $53.1 million. With a significant decrease in our revenues, described in the paragraph below, we had an accumulated deficit of approximately $1,256.7 million as of March 31, 2025.

However, coupled with the economic recession in Hong Kong, we reported a sales decline with total revenue of approximately $4.8 million for the three months ended March 31, 2025, resulting with an operating loss of approximately $44.2 million. These circumstances give rise to substantial doubt that we will continue as a going concern and these unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Capital Commitments

Details of capital commitments are disclosed in Note 17 in the accompanying unaudited condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of March 31, 2025, the Company involved with various legal proceedings:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this filing, the Company had defaulted on approximately $70.8 million of principal amount of outstanding debts. The total arrearage as of the date of this filing was approximately $76.4 million, which includes both principal and interest.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Triller Group Inc.

Date: February 17, 2026	By:	/s/ Ng Wing Fai
	Name:	Ng Wing Fai
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 17, 2026	By:	/s/ Shu Pei Huang, Desmond
	Name:	Shu Pei Huang, Desmond
	Title:	Acting Chief Financial Officer
(Principal Financial and Accounting Officer)