Form 10-Q/A
period 2025-06-30
Triller Group Inc.
filed 2026-02-17
CIK 1769624

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

EXPLANATORY NOTE

Triller Group, Inc. (“ILLR” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amended 10-Q”) which supersedes and replaces in its entirety the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 27, 2026 (“Original Filing”).

This Amended 10-Q is being filed to correct certain errors and to address omissions identified in the financial statements and related disclosures contained in the Original Filing

Except as described above, no other changes have been made to the Form 10-Q as originally filed on January 27, 2026. This Amendment does not reflect events occurring after the date of the original filing and does not modify or update any other disclosures contained therein.

Triller Group Inc.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRILLER GROUP INC. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in thousands of United States Dollars, except for number of shares)

	As of
	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,094	$3,065
Restricted cash	12,031	14,196
Accounts receivable, net	1,131	2,873
Loans and notes receivables, net	96	92
Deposit, prepayments, and other receivables, net	1,308	1,860
Assets held for sale	465	2,003
Total current assets	17,125	24,089

Non-current assets:
Loans receivables, net	541	1,034
Property and equipment, net	—	—
Long-term investments, net	27,231	24,930
Long-term investments, net, related party	520	525
Total non-current assets	28,292	26,489

TOTAL ASSETS	$45,417	$50,578

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and other current liabilities	$165,473	$149,901
Other current liabilities, related parties	2,586	1,251
Escrow liabilities	12,031	14,196
Borrowings	11,674	12,707
Borrowings, related parties	44,678	29,181
Convertible debts, net	35,395	32,552
Convertible debts, related party	53,106	53,106
Income tax payable	55	—
Warrant liabilities	977	977
Operating lease liabilities, current	1,734	1,867
Total current liabilities	327,709	295,738

Non-current liabilities:
Operating lease liabilities, non-current	—	807
Total non-current liabilities	—	807

TOTAL LIABILITIES	327,709	296,545

Commitments and contingencies (Note 16)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A-1 preferred stock, $0.001 par value, 50,000,000 shares authorized, 11,801,804 and 11,801,804 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	12	12
Series B preferred stock, $0.001 par value, 50,000,000 shares authorized, 30,851 and 30,851 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	— *	—
Common stock, $0.001 par value; 150,000,000,000 shares authorized, 160,442,160 and 138,143,817 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	160	138
Series A-1 preferred stock to be issued	—	12
Common stock to be issued	12	15
Common stock held in escrow	22	24
Additional paid-in capital	1,006,136	958,017
Accumulated other comprehensive income (loss)	260	(548)
Accumulated deficit	(1,288,894)	(1,203,637)
Total stockholders’ deficit	(282,292)	(245,967)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$45,417	$50,578

*	Less than $1,000

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLER GROUP INC. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in thousands of United States Dollars, except for number of shares)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenues:
Loans interest income	$17	$22	$35	$63
Commissions	5,228	4,153	9,644	10,876
Recurring asset management service fees	270	503	617	1,153
Recurring asset management service fees, related parties	—	242	—	485
Total revenues	5,515	4,920	10,296	12,577

Operating expenses:
Commission expense	(3,308)	(1,317)	(5,829)	(5,763)
Sales and marketing expense	(70)	(30)	(70)	(513)
Research and development expense	(1,382)	(495)	(3,084)	(953)
Personnel and benefit expense	(21,169)	(5,478)	(56,133)	(11,537)
Legal and professional fee	(5,931)	(1,488)	(11,769)	(2,113)
Legal and professional fee, related party	—	(250)	—	(500)
Office and operating fee, related party	(1,187)	(1,074)	(2,365)	(2,192)
Provision for allowance for expected credit losses	(91)	(751)	(138)	(1,743)
Other general and administrative expenses	(1,212)	(1,408)	(3,945)	(2,289)
Total operating expenses	(34,350)	(12,291)	(83,333)	(27,603)

Loss from operations	(28,835)	(7,371)	(73,037)	(15,026)

Other income (expense):
Interest income	3	75	170	87
Interest expense	(5,170)	(368)	(9,973)	(575)
Foreign exchange gain (loss), net	1,784	(51)	2,929	(278)
Bad debts written-off	—	—	(5,441)	—
Investment loss, net	—	—	—	(37)
Change in fair value of warrant liabilities	—	(3,649)	—	(3,649)
Sundry income	44	18	150	109
Total other expense, net	(3,339)	(3,975)	(12,165)	(4,343)

Loss before income taxes	(32,174)	(11,346)	(85,202)	(19,369)

Income tax expense	(31)	(23)	(55)	(61)

NET LOSS	$(32,205)	$(11,369)	$(85,257)	$(19,430)

Other comprehensive (loss) income:
Foreign currency translation adjustment	747	(34)	808	158

COMPREHENSIVE LOSS	$(31,458)	$(11,403)	$(84,449)	$(19,272)

Weighted average number of ordinary shares outstanding – basic and diluted	106,093,894	38,325,351 #	172,106,780	38,325,351 #

Net loss per ordinary share – basic and diluted	$(0.30)	$(0.30)	$(0.50)	$(0.51)

#	Giving retroactive effect to the forward stock split and reverse stock split occurred in 2024. (see Note 14)

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLER GROUP INC. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ DEFICIT

(Currency expressed in thousands of United States Dollars, except for number of shares)

	For the six months ended June 30, 2025
		Series A-1 preferred stock		Series B preferred stock			Common stock			Series A-1 preferred stock to be issued		Common stock to be issued		Common stock held in escrow		Additional	Accumulated other		Total
	Note	No. of share	Amount	No. of share	Amount		No. of share#	Amount		No. of share	Amount	No. of share#	Amount	No. of share	Amount	paid-in capital	comprehensive loss	Accumulated deficit	stockholders’ deficit
Balance as of January 1, 2025		11,801,804	$12	30,851	$—	*	138,143,817	$138		11,801,804	$12	15,022,711	$15	24,022,431	$24	$958,017	$(548)	$(1,203,637)	$(245,967)

Settlement of payables with common stock held in escrow	(14)(a)(i), (e)	—	—	—	—		2,043,962	2		—	—	—	—	(2,043,962)	(2)	—	—	—	—
Issuance of common stock for repayment of borrowings, related party	(14)(a)(ii)	—	—	—	—		155,000	—	*	—	—	—	—	—	—	554	—	—	554
Stock-based compensation to consultants	(14)(a)(iii) & (vii)	—	—	—	—		3,576,245	3		—	—	(3,227,500)	(3)	—	—	3,679	—	—	3,679
Stock-based compensation to directors, officers, and employees	(14)(a)(iv) & (v)	—	—	—	—		4,715,804	5		—	—	—	—	—	—	43,886	—	—	43,891
Settlement of Series A-1 preferred stock to be issued in related to merger transaction	(14)(a)(vi), (c)	—	—	—	—		11,807,332	12		(11,801,804)	(12)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment		—	—	—	—		—	—		—	—	—	—	—	—	—	808	—	808
Net loss for the period		—	—	—	—		—	—		—	—	—	—	—	—	—	—	(85,257)	(85,257)

Balance as June 30, 2025		11,801,804	$12	30,851	$—	*	160,442,160	$160		—	$—	11,795,211	$12	21,978,469	$22	$1,006,136	$260	$(1,288,894)	$(282,292)

*	Less than $1,000

	For the six months ended June 30, 2024
	Common stock		Common stock to be issued				Additional	Accumulated other comprehensive		Total shareholders’
	No. of share#	Amount	No. of share#	Amount		Subscription receivable	paid-in capital	(loss) income	Accumulated deficit	equity (deficit)

Balance as of January 1, 2024	33,240,991	$33	2,350,081	$2		$—	$74,142	$(473)	$(65,601)	$8,103

Issuance of ordinary shares to settle finder fee	484,125	1	—	—		—	402	—	—	403
Issuance of ordinary shares for private placement	3,557,932	3	(2,139,252)	(2)		(2,051)	2,050	—	—	—
Stock-based compensation to consultants	728,906	1	—	—		—	573	—	—	574
Stock-based compensation to a director and officers	1,594,522	2	253,051	—	*	—	2,115	—	—	2,117
Foreign currency translation adjustment	—	—	—	—		—	—	158	—	158
Net loss for the period	—	—	—	—		—	—	—	(19,430)	(19,430)

Balance as of June 30, 2024	39,606,476	$40	463,880	$—	*	$(2,051)	$79,282	$(315)	$(85,031)	$(8,075)

#	Giving retroactive effect to the forward stock split and reverse stock split occurred in 2024 (see Note 14).

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLER GROUP INC. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in thousands of United States Dollars, except for number of shares)

	For the six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(85,257)	$(19,430)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	45,856	2,483
Marketing expenses	513	—
Lease expense	—	1,284
Depreciation and amortization	—	46
Interest income	—	(73)
Interest expense on convertible debts	—	172
Interest expense on borrowings	9,973	403
Foreign exchange (gain) loss, net	(2,929)	278
Bad debts written-off	5,441	—
Investment loss, net	—	37
Gain on disposal of assets held for sale	(68)	—
Gain on disposal of property and equipment	—	(15)
Allowance for expected credit losses	138	1,743
Change in fair value of warrant liabilities	—	3,649

Change in operating assets and liabilities:
Accounts receivable	(1,520)	1,004
Loans receivable	(1,007)	(18)
Deposits, prepayments, and other receivables	66	(582)
Accounts payable and other current liabilities	9,677	(1,108)
Other current liabilities, related parties	1,335	—
Escrow liabilities	(2,165)	(2,985)
Operating lease liabilities	(462)	(970)
Income tax payable	54	(165)
Net cash used in operating activities	(20,355)	(14,247)

Cash flows from investing activities:
Proceeds from sale of long-term investments	—	2,152
Proceeds from sale of convertible notes receivable	—	412
Proceeds from disposal of assets held for sale	1,527	—
Proceeds from sale of property and equipment	—	15
Net cash provided by investing activities	1,527	2,579

Cash flows from financing activities:
Proceeds from borrowings, related parties	15,019	—
Advances from the stockholder	—	8,455
Net cash provided by financing activities	15,019	8,455

Effect on exchange rate change on cash, cash equivalents and restricted cash	673	158

Net change in cash, cash equivalent and restricted cash	(3,136)	(3,055)
Beginning of period	17,261	18,678

End of period	$14,125	$15,623

Supplemental cash flow information:
Cash paid for income taxes	$—	$227
Cash received from interest	$—	$114
Cash paid for interest	$—	$51

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stocks to settle payables	$—	$403

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

The unaudited condensed consolidated financial statements as of June 30, 2025 and for the period ended June 30, 2025, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the period ended June 30, 2025 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

Translation of amounts from HK$ into US$ has been made at the following exchange rates for the six months ended June 30, 2025 and 2024:

	June 30,
	2025	2024
Period-end HK$:US$ exchange rate	0.1274	0.1278
Period average HK$:US$ exchange rate	0.1283	0.1279

●	Segment Reporting

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments.

The Company uses the management approach to determine reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making decisions, allocating resources and assessing performance. The Company’s CODM has been identified as the Chief Executive Officer (“CEO”), who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on management’s assessment, the Company determined that it has three reportable segments, which are Social Media, Sports streaming and Financial Services during the three and six months ended June 30, 2025.

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

As of June 30, 2025, the carrying value of a premise was approximately $0.5 million and recorded as assets held for sale in the condensed consolidated balance sheets. This asset was subsequently sold in August 2025.

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

In accordance with the provisions of ASC Topic360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cashflows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. No impairment losses were recognized for the three and six months ended June 30, 2025 and 2024.

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

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The following table presents the revenue streams disaggregated by nature and geographic location:

	For the three months ended June 30,
	2025	2024
At a point in time
Commissions	$5,228	$4,153
Total revenue from the transfer of goods and services at a point in time	5,228	4,153

Over time
Advertising revenue	—	—
Saas fees	—	—
Subscription fees	—	—
Recurring asset management service fees	270	745
Loans interest income	17	22
Total revenue from the transfer of goods and services over time	287	767
Total revenue	$5,515	$4,920

	For the six months ended June 30,
	2025	2024
At a point in time
Commissions	$9,644	$10,876
Total revenue from the transfer of goods and services at a point in time	9,644	10,876

Over time
Advertising revenue	—	—
Saas fees	—	—
Subscription fees	—	—
Recurring asset management service fees	617	1,638
Loans interest income	35	63
Total revenue from the transfer of goods and services over time	652	1,701
Total revenue	$10,296	$12,577

	For the three months ended June 30,
By geography:	2025	2024
Hong Kong	$5,515	$4,920
United States	—	—
Others	—	—
Total	$5,515	$4,920

	For the six months ended June 30,
By geography:	2025	2024
Hong Kong	$10,296	$12,577
United States	—	—
Others	—	—
Total	$10,296	$12,577

●	Comprehensive Loss

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

For the three and six months ended June 30, 2025 and 2024, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2025, the Company did not have any significant unrecognized uncertain tax positions.

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

The Company follows the ASC Topic 450-20, Contingencies, to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

The estimated fair value of the convertible debts as of June 30, 2025 was computed using the models and assumptions shown below. There was no change in fair value of convertible debts for the three and six months ended June 30, 2025.

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

For the six months ended June 30, 2025, the Company reported net loss of approximately $85.3 million and net cash outflows from operating activities of approximately $20.4 million. As of June 30, 2025, the Company had a working capital deficit of approximately $310.6 million and a stockholders’ deficit of approximately $282.3 million.

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

However, the Company cannot predict the exact amount or timing of the alternatives or guarantee those alternatives will be favorable to its stockholders. Any failure to obtain financing when required will have a material adverse impact on the Company’s business, operation and financial result. These conditions and the uncertainty regarding the Company’s ability to successfully implement its plans raise substantial doubt about its ability to continue as a going concern.

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

For the three and six months ended June 30, 2025 and 2024, the Company’s reportable segments comprised of the following:

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

The following tables present the summary information by segment for the three months ended June 30, 2025 and 2024:

	Three months ended June 30, 2025
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue
Loans interest income	$—	$—	$17	$—	$—	$17
Commission	—	—	5,228	—	—	5,228
Recurring asset management service fees	—	—	270	—	—	270
Advertising revenue	—	—	—	—	—	—
SaaS fees	—	—	—	—	—	—
Subscription fees and paid-per-view fees	—	—	—	—	—	—
Total revenue	—	—	5,515	—	—	5,515
Operating expenses

Commission expense	—	—	(3,308)	—	—	(3,308)
Sales and marketing expenses	—	—	(70)	—	—	(70)
Research and development expenses	(1,114)	(17)	(53)	(198)	—	(1,382)
Personal and benefit expenses	(4,182)	(53)	(36)	(16,898)	—	(21,169)
Legal and professional fee	—	—	—	(5,931)	—	(5,931)
Office and operating fee, related party	—	—	—	(1,187)	—	(1,187)
Provision for allowance for expected credit losses	—	—	(91)	—	—	(91)
Other general and administrative expenses	(491)	(162)	(4,430)	3,871	—	(1,212)
Total operating expenses	(5,787)	(232)	(7,988)	(20,343)	—	(34,350)
Other income (expense)
Interest income	—	—	3	—	—	3
Interest expense	(2,984)	(28)	(149)	(2,009)	—	(5,170)
Foreign exchange gain (loss), net	409	(41)	1,373	43	—	1,784
Sundry income	—	—	44	—	—	44
Total other income (expense), net	(2,575)	(69)	1,271	(1,966)	—	(3,339)
Income tax expense	—	—	(31)	—	—	(31)
Net loss	$(8,362)	$(301)	$(1,233)	$(22,309)	$—	$(32,205)

	Three months ended June 30, 2024
	Financial services	Corporate	Elimination	Consolidated
Revenue
Commission	$4,153	$—	$—	$4,153
Asset management service fees	745	—	—	745
Loans interest income	22	—	—	22
Total revenue	4,920	—	—	4,920
Operating expenses
Commission expense	(1,317)	—	—	(1,317)
Sales and marketing expenses	(30)	—	—	(30)
Research and development expenses	(495)	—	—	(495)
Personal and benefit expenses	(854)	(4,624)	—	(5,478)
Legal and professional fee	(1,488)	—	—	(1,488)
Legal and professional fee, related party	—	(250)	—	(250)
Office and operating fee, related party	(557)	(517)	—	(1,074)
Provision for allowance for expected credit losses	(751)	—	—	(751)
Other general and administrative expenses	(627)	(781)	—	(1,408)
Total operating expenses	(6,119)	(6,172)	—	(12,291)
Other income (expense)
Interest income	75	—	—	75
Interest expense	(46)	(322)	—	(368)
Change in fair value of warrant liabilities	—	(3,649)	—	(3,649)
Others	—	(33)	—	(33)
Total other income (expense), net	29	(4,004)	—	(3,975)
Income tax expense	(23)	—	—	(23)
Net loss	$(1,193)	$(10,176)	$—	$(11,369)

	Six months ended June 30, 2025
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue
Loans interest income	$—	$—	$35	$—	$—	$35
Commission	—	—	9,644	—	—	9,644
Recurring asset management service fees	—	—	617	—	—	617
Advertising revenue	—	—	—	—	—	—
SaaS fees	—	—	—	—	—	—
Subscription fees and paid-per-view fees	—	—	—	—	—	—
Total revenue	—	—	10,296	—	—	10,296
Operating expenses
Commission expense	—	—	(5,829)	—	—	(5,829)
Sales and marketing expenses	—	—	(70)	—	—	(70)
Research and development expenses	(2,303)	(204)	(98)	(479)	—	(3,084)
Personal and benefit expenses	(8,071)	(674)	(111)	(47,277)	—	(56,133)
Legal and professional fee	—	—	—	(11,769)	—	(11,769)
Office and operating fee, related party	—	—	—	(2,365)	—	(2,365)
Provision for allowance for expected credit losses	—	—	(138)	—	—	(138)
Other general and administrative expenses	(4,891)	(53)	(6,119)	7,118	—	(3,945)
Total operating expenses	(15,265)	(931)	(12,365)	(54,772)	—	(83,333)
Other income (expense)
Interest income	165	—	5	—	—	170
Interest expense	(5,402)	(384)	(310)	(3,877)	—	(9,973)
Foreign exchange gain (loss), net	409	(41)	2,518	43	—	2,929
Bad debts written-off	(5,441)	—	—	—	—	(5,441)
Others	—	—	150	—	—	150
Total other income (expense), net	(10,269)	(425)	2,363	(3,834)	—	(12,165)
Income tax expense	—	—	(55)	—	—	(55)
Net income (loss)	$(25,534)	$(1,356)	$239	$(58,606)	$—	$(85,257)

	Six months ended June 30, 2024
	Financial services	Corporate	Elimination	Consolidated
Revenue
Commission	$10,876	$—	$—	$10,876
Asset management service fees	1,638	—	—	1,638
Loans interest income	63	—	—	63
Total revenue	12,577	—	—	12,577
Operating expenses
Commission expense	(5,763)	—	—	(5,763)
Sales and marketing expenses	(513)	—	—	(513)
Research and development expenses	(953)	—	—	(953)
Personal and benefit expenses	(2,702)	(8,835)	—	(11,537)
Legal and professional fee	(2,113)	—	—	(2,113)
Legal and professional fee, related party	—	(500)	—	(500)
Office and operating fee, related party	(1,130)	(1,062)	—	(2,192)
Provision for allowance for expected credit losses	(1,588)	(155)	—	(1,743)
Other general and administrative expenses	(1,114)	(1,175)	—	(2,289)
Total operating expenses	(15,876)	(11,727)	—	(27,603)
Other income (expense)
Interest income	87	—	—	87
Interest expense	(102)	(473)	—	(575)
Investment loss, net	—	(37)	—	(37)
Change in fair value of warrant liabilities	—	(3,649)	—	(3,649)
Others	—	(169)	—	(169)
Total other expense, net	(15)	(4,328)	—	(4,343)
Income tax expense	(61)	—	—	(61)
Net loss	$(3,375)	$(16,055)	$—	$(19,430)

The following tables present a summary of the Company’s assets by reportable segment as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Long-term investments, net	$—	$—	$27,751	$—	$—	$27,751
Other assets	67	593	13,642	3,364	—	17,666
Total assets	$67	$593	$41,393	$3,364	$—	$45,417

	As of December 31, 2024
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Long-term investments, net	$—	$—	$25,455	$—	$—	$25,455
Other assets	7,506	5,614	18,121	37,514	(43,632)	25,123
Total assets	$7,506	$5,614	$43,576	$37,514	$(43,632)	$50,578

The Company’s major customers and operations are based in Hong Kong and the United States.

NOTE 5 — RESTRICTED CASH

As of June 30, 2025 and December 31, 2024, the Company has approximately $12.0 million and $14.2 million fund held in escrow, respectively. Fund held in escrow primarily comprised of escrow funds held in bank accounts on behalf of the Company’s customers. The Company is currently acted as a custodian to manage the assets and investment portfolio on behalf of its customers under the terms of certain contractual agreements, which the Company does not have the right to use for any purposes, other than managing the portfolio. Upon receiving escrow funds, the Company records a corresponding escrow liability.

NOTE 6 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	As of
	June 30, 2025	December 31, 2024
Accounts receivable	$2,346	$3,388
Accounts receivable – related parties	—	1,100
Less: allowance for expected credit losses	(1,215)	(1,615)
Accounts receivable, net	$1,131	$2,873

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

For the three and six months ended June 30, 2025, the Company has assessed the probable loss and there was no additional provision for allowance for expected credit losses on accounts receivable.

For the three and six months ended June 30, 2024, the Company has assessed the probable loss and made a provision for allowance for expected credit losses of $0.4 million and $0.6 million on accounts receivable, respectively.

For the three and six months ended June 30, 2025, the Company has written-off $0.0 and $3.3 million long outstanding accounts receivable, respectively as they became uncollectible. There were no written-off accounts receivable during the three and six months ended June 30, 2024.

NOTE 7 — LOANS AND NOTES RECEIVABLE, NET

(a)	Loans Receivables, net

The Company’s loans receivable, net was as follows:

	As of
	June 30, 2025	December 31, 2024
Residential mortgage loans	$642	$1,164
Less: allowance for expected credit losses	(5)	(38)
Loans receivable, net	$637	$1,126

Classifying as:
Current portion	$96	$92
Non-current portion	541	1,034
Loans receivable, net	$637	$1,126

The interest rates on loans issued ranged between 10.00% and 10.50% (2024: 9.00% to 10.50%) per annum for the six months ended June 30, 2025 and 2024. Mortgage loans are secured by collateral in the pledge of the underlying residential properties owned by the borrowers. As of June 30, 2025, the net carrying amount of the loans receivable was approximately $0.6 million which included an interest receivable of approximately $0.07 million.

Mortgage loans are made to either business or individual customers in Hong Kong for a period of 1 to 25 years, which are fully collateralized and closely monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of June 30, 2025 and December 31, 2024.

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

For the three and six months ended June 30, 2025, the Company has assessed the probable loss and there was no additional provision for allowance for expected credit losses on loans receivable.

For the three and six months ended June 30, 2024, the Company has assessed the probable loss and made a provision for allowance for expected credit losses of $0.003 million and $0.003 million, respectively.

For the three and six months ended June 30, 2025, the Company has written-off $0.0 and $1.5 million loans receivables, respectively due to uncollectible as assessed by the management. There were no written-off loans receivables during the three and six months ended June 30, 2024.

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

For the three and six months ended June 30, 2025, the Company has evaluated the probable losses on the notes receivable and there was no additional provision for allowance for expected credit losses on notes receivables.

For the three and six months ended June 30, 2024, the Company has evaluated the probable losses on the notes receivable and made a provision for allowance for expected credit losses of nil and $0.2 million, respectively.

NOTE 8 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	As of
	June 30, 2025	December 31, 2024
As cost:
Building	$—	$—
Furniture, fixtures and equipment	40	40
Computer equipment	243	243
Motor vehicles	—	—
	283	283
Less: accumulated depreciation and impairment	(283)	(283)
Property and equipment, net	$—	$—

NOTE 9 — LONG-TERM INVESTMENTS, NET

Long-term investments, net consisted of the following:

	As of
	Ownership interest	June 30, 2025	Ownership interest	December 31, 2024
Marketable equity securities:
Investment C	0.00%*	$1	0.00%*	$1

Non-marketable equity securities:
Investment A	8.37%	6,209	8.37%	5,479
Investment B	3.63%	252	3.63%	255
Investment D	4.49%	18,195	4.49%	16,621
Investment E, related party	4.00%	520	4.00%	525
Investment G	38.13%	—	56.93%	—
Investment H	3.76%	2,574	3.76%	2,574
Net carrying value		$27,751		$25,455

*	Less than 0.001%

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

The following table presents the movement of non-marketable equity securities as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025	December 31, 2024
Balance at beginning of period/year	$25,455	$25,725
Additions	—	18,457
Disposal	—	(2,152)
Adjustments:
Downward adjustments	—	(15,971)
Foreign exchange adjustment	2,296	(604)
Balance at end of period/year	$27,751	$25,455

Cumulative unrealized gains and losses, included in the carrying value of the Company’s non-marketable equity securities:

	As of
	June 30, 2025	December 31, 2024
Downward adjustments (including impairment)	$(53,318)	$(53,318)
Upward adjustments	6,209	6,209
Total	$(47,109)	$(47,109)

Investment loss, net is recorded as other expense in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss and consisted of the following:

	For the three months ended June 30,
	2025	2024
Non-marketable equity securities:
Unrealized gain (including impairment) – Investment B	$—	$—
Investment loss, net	$—	$—

	For the six months ended June 30,
	2025	2024
Non-marketable equity securities:
Unrealized losses (including impairment) – Investment B	$—	$(37)
Investment loss, net	$—	$(37)

NOTE 10 — BORROWINGS

The borrowings consisted of the followings:

	As of
	June 30, 2025	December 31, 2024
Mortgage borrowings (a)	$—	$868
Short-term loans (b)	11,477	11,642
Short-term loans, related parties (c)	44,678	29,181
Factoring loan (d)	197	197
Total	$56,352	$41,888

Notes:

(a)	Mortgage Borrowings

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

As of June 30, 2025 and December 31, 2024, the carrying value of the loan is $0.0 and $0.9 million, respectively.

(b)	Short-term Loans

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, which includes the short-term notes assumed at an aggregate principal amount of $11.0 million issued to various lenders (collectively, the “Short-term Loans”). The Short-term loans mature at various dates within the next twelve months and are included as current liabilities in the accompanying condensed consolidated balance sheets. The Company incurred approximately $0.04 million in interest expense and made aggregate payments of approximately $0.2 million toward the various short-term loans during the six months ended June 30, 2025.

On November 27, 2024, the Company also obtained a short-term loan of approximately $0.6 million from an independent third party in Hong Kong with a fixed interest rate of 6% per annum, repayable on December 31, 2024. The loan is unsecured and the fixed interest rate will increase to 15% per annum if there is any default on repayment.

As of June 30, 2025 and December 31, 2024, the aggregate outstanding principal and accrued interest was approximately $11.5 million and $11.6 million, respectively.

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

On October 16, 2024, Triller Corp. entered into a short-term loan agreement with Giant Wisdom Ventures Limited for a principal of approximately $5.0 million with a fixed interest rate of 18% per annum. The loan is guaranteed by Triller Group and is collateralized by 5,000,000 shares of BKFC common stock. Both principal and accrued interest are due on January 16, 2025. In the event of a default, the interest rate increases to 21% per annum. As of June 30, 2025 and December 31, 2024, the aggregate outstanding principal and accrued interest was approximately $5.2 million.

In November and December 2024, the Company obtained aggregate short-term loans of approximately $0.5 million from the Company’s Chief Operating Officer (“COO”) with a fixed interest rate of 6% per annum, repayable on December 31, 2024. The loans are unsecured and the fixed interest rate will increase to 15% per annum if there is any default on repayment. During the six months ended June 30, 2025, the Company issued 155,000 shares of common stock to the COO for the full repayment of this short-term loans (see Note 14(a)(ii)).

On March 21, 2025, the Company entered into short-term loan agreements with Giant Wisdom Ventures Limited for aggregate principal of $15.5 million with a fixed interest rate of 8% per annum and repayable in June and July 2025. The loans are guaranteed by Triller Hold Co LLC and secured by a pledge of 1,400,000 shares of common stock of BKFC owned by the Company.

As of June 30, 2025 and December 31, 2024, the aggregate outstanding loan balance was approximately $44.7 million and $29.2 million, respectively.

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

As of June 30, 2025 and December 31, 2024, the outstanding principal balance, net of debt discount, was approximately $0.2 million and $0.2 million, respectively.

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

As of June 30, 2025 and December 31, 2024, the TFI Note was reported at a fair value of approximately $46.3 million and $46.3 million, respectively, which is included in convertible debts under current liabilities in the condensed consolidated balance sheets. For the three and six months ended June 30, 2025, there was no change in fair value of convertible debts in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

As of June 30, 2025 and December 31, 2024, the fair value of the note is approximately $6.8 million and $6.8 million, respectively. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company has not repaid the amount due and considered default of settlement.

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

On June 20, 2025, Yorkville effected a foreclosure under the Triller Pledge Agreement. This action was undertaken by Yorkville following its allegations of various events of default by the Company under the terms of the Yorkville Convertible Promissory Note, dated June 28, 2024, and other related transaction documents, including the Second A&R SEPA. Yorkville had previously sought to accelerate payment of all amounts due under the Yorkville Convertible Promissory Note. Although the Company has not received a formal notice of foreclosure from Yorkville, the Company became aware through a transfer agent statement that 3,000,000 shares of common stock of BKFC, previously pledged by Triller Hold Co LLC as collateral, were transferred to Yorkville on June 20, 2025. These 3,000,000 shares represented a 17.66% ownership interest in BKFC as specifically pledged to Yorkville as of June 20, 2025. As a direct result of this transfer, the Company’s beneficial ownership in BKFC became 38.13%, based on BKFC’s total outstanding common shares. Following this change in ownership, the majority stockholders of BKFC approved amendments to BKFC’s certificate of incorporation and its Stockholders Agreement, which included the removal of the Company’s board designation rights. These amendments became effective on July 1, 2025.

As of June 30, 2025 and December 31, 2024, the Company issued convertible promissory notes in an aggregate of approximately $35.4 million and $32.6 million to Yorkville, respectively.

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

The Company recorded amortization of debt discount and direct issuance costs and accrued interest of convertible promissory notes payable in interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss of approximately $1.4 million and $2.8 million for the three and six months ended June 30, 2025, respectively.

On November 26, 2024, Yorkville initiated litigation against Triller, Triller Corp., Triller Hold Co LLC, and Convoy Global Holdings Limited (“Defendants”) by filing a motion for summary judgment in lieu of a complaint pursuant to NY CPLR 3213 (the “Motion”), seeking a judgment finding Defendants liable for all amounts allegedly owed under the convertible promissory note, including interest, plus costs, legal fees, and expenses incurred by Yorkville (see Note 17). As of the date of issuance of these condensed consolidated financial statements, the Company has not repaid the amount due and considered default of settlement.

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

The public warrants qualify for the derivative scope exception under ASC 815 and are therefore presented as a component of stockholders’ deficit on the condensed consolidated balance sheets without subsequent fair value re-measurement.

As of June 30, 2025 and December 31, 2024, there were 4,600,000 and 4,600,000 public warrants of Triller Group Warrants outstanding.

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

As of June 30, 2025 and December 31, 2024, there were 49,697,115 and 49,697,115 replacement warrants of Replacement Warrants outstanding, respectively.

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

As of June 30, 2025 and December 31, 2024, there were 1,460,840 and 1,469,840 Warrants - Class A of Triller Group Warrants outstanding, respectively, with aggregate value of approximately $1.0 million and $1.0 million, respectively.

(b)	Common Warrants

On June 28, 2024, the Company issued 1,431,561 common warrants to Yorkville, in connection with the Second A&R SEPA (see Note 11). Each common warrant entitles the holder to purchase 1 share of common stock with an exercise price of $5.85 per share.

As of June 30, 2025 and December 31, 2024, there were 1,431,561 and 1,431,561 common warrants of Triller Group Warrants outstanding, respectively.

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

Supplemental balance sheet information related to the operating lease was as follows:

	As of
	June 30, 2025	December 31, 2024
Operating lease:
Right-of-use asset	$12,626	$12,626
Less: accumulated amortization and impairment	(12,626)	(12,626)
Right-of-use asset, net	$—	$—

Lease liabilities:
Current lease liabilities	$1,734	$1,867
Non-current lease liabilities	—	807
Total lease liabilities	$1,734	$2,674

Operating lease expense for the three and six months ended June 30, 2025 was approximately $0.5 million and $1.0 million, respectively.

Operating lease expense for the three and six months ended June 30, 2024 was approximately $0.6 million and $1.3 million, respectively.

Other supplemental information about the Company’s operating lease as of June 30, 2025 and December 31, 2024 are as follow:

	As of
	June 30, 2025	December 31, 2024
Weighted average discount rate	5.25%	5.25%
Weighted average remaining lease term (years)	0.92	1.42

Maturities of operating lease liabilities as of June 30, 2025 were as follows:

For the year ending June 30,	Operating lease
2026	$1,771
Total minimum lease payments	1,771
Less: imputed interest	(37)
Total operating lease liabilities	$1,734

NOTE 14 — STOCKHOLDERS’ DEFICIT

(a)	Common Stock

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

During the six months ended June 30, 2025, the Company issued 20,254,381 shares of common stock as follows:

(i)	2,043,962 shares of common stock for settlement of claims that relate to the affairs of Triller Corp. prior to the closing date of the merger transaction on October 15, 2024 with common stock held in escrow.

(ii)	155,000 shares of common stock to an officer of the Company for the repayment of short-term borrowings (see Note 10(c)).

(iii)	348,745 shares of common stock to certain consultants to compensate their services rendered.

(iv)	4,155,444 shares of common stock to a director, officers and employees of the Company to compensate for the contributions of their services and performance.

(v)	560,360 shares of common stock to the directors and officers for the settlement of the accrued salaries and salaries during the period.

(vi)	11,807,332 shares of common stock to settle 11,801,804 shares of Series A-1 preferred stock to be issued in related to the merger transaction completed on October 15, 2024.

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

3,227,500 shares of common stock to 13080 as the first installment in April 2025.

There were 160,442,160 and 138,143,817 shares of common stock issued and outstanding, as of June 30, 2025 and December 31, 2024, respectively.

To the date of the accompanying unaudited condensed consolidated financial statements issued, there were 197,266,991 shares of common stock issued and outstanding. The subsequent issuance of common stocks is listed from (i) to (vii) in Note 18.

For the three and six months ended June 30, 2025, the Company recorded approximately $17.2 million and $45.9 million stock-based compensation expense, respectively which is included in the personal and benefit expense and legal and professional fee in the unaudited condensed consolidated statements of operations and comprehensive loss.

For the three and six months ended June 30, 2024, the Company recorded approximately $0.7 million and $2.5 million stock-based compensation expense, respectively which is included in the personal and benefit expense and legal and professional fee in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

There were 30,851 and 30,851 shares of Series B Preferred Stock issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.

(c)	Preferred Stock To Be Issued

During the six months ended June 30, 2025, the Company issued 11,807,332 shares of common stocks to settle 11,801,804 shares of Series A-1 preferred stock to be issued in connection with the merger transaction.

As of June 30, 2025 and December 31, 2024, there was nil and 11,801,804 shares of Series A-1 preferred stock to be issued.

(d)	Common Stock To Be Issued

The Company has committed to issue common stocks as compensation for services:

(i)	9,682,500 common stocks to a consultant under a consulting agreement. In April 2025, 3,227,500 shares of common stock issued to 13080 as the first installment (see Note 14(a)(vii)).

(ii)	5,340,211 common stocks to directors, officers and employees under equity incentive plans for their service and performance

There were 11,795,211 and 15,022,711 shares of common stock to be issued as of June 30, 2025 and December 31, 2024, respectively.

(e)	Common Stock Held In Escrow

There were 24,206,246 shares of common stock deposited into an escrow account in the name of the Company, acting as escrow agent, in connection with the merger transaction completed on October 15, 2024.

During the six months ended June 30, 2025 and 2024, 2,043,962 and nil shares common stock held in escrow, respectively are transferred out to settle claims that relate to the affairs of Triller Corp. prior to the closing date of the merger transaction with common stock held in escrow.

There were 21,978,469 and 24,022,431 shares of common stock held in escrow issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.

(f)	2023 Share Award Scheme (the “Scheme”)

Pursuant to the Share Award Scheme, the Company filed S-8 registration statement to register up to 5,652,352 shares of common stock on February 24, 2023.

The fair value of the common stock granted during the period is measured based on the closing price of the Company’s common stocks as reported by Nasdaq Exchange on the date of grant. For those vested immediately on the date of grant, the fair value is recognized as stock-based compensation expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

As of June 30, 2025 and December 31, 2024, 2,630,707 and 388,683 shares of common stock are available to issue under the plans, respectively.

During the three and six months ended June 30, 2025, the Company recorded approximately $0.9 million and $1.4 million stock-based compensation expense, respectively which is included in the personnel and benefit expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

During the three and six months ended June 30, 2024, the Company recorded approximately $0.3 million and $0.5 million stock-based compensation expense, respectively which is included in the personnel and benefit expenses in the condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2025 and December 31, 2024, total unrecognized compensation remaining to be recognized in future periods for RSUs totaled approximately $2.8 million and $0.5 million, respectively. They are expected to be recognized over the weighted average period ranging from 0.89 to 1.08 years.

A summary of the activities for the Company’s RSUs as of June 30, 2025 and December 31, 2024 is as follow:

	As of
	June 30, 2025		December 31, 2024
	Number of RSUs	Weighted Average Grant Price	Number of RSUs	Weighted Average Grant Price

Outstanding, beginning of period/year	388,683	$2.47	634,072	$2.47
Granted	3,363,000	$1.03	—	$—
Vested	(1,120,976)	$1.03	(95,525)	$2.47
Forfeited	—	$—	(149,864)	$2.47
Outstanding, end of period/year	2,630,707	$1.05	388,683	$2.47

(h)	2024 Equity Incentive Plan

Pursuant to the 2024 Equity Incentive Plan (the “2024 Plan”), the Company filed S-8 registration statement to register 7,746,000 and 30,998,400 shares of common stock on August 29, 2024 and November 27, 2024, respectively.

The fair value of the common stock granted during the period is measured based on the closing price of the Company’s common stock as reported by Nasdaq Exchange on the date of grant. For those vested immediately on the date of grant, the fair value is recognized as stock-based compensation expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2025 and December 31, 2024, 16,732,160 and 24,508,411 shares of common stock are available to issue under this plan.

NOTE 15 — INCOME TAX EXPENSE

The provision for income tax expense consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

U.S.	$—	$—	$—	$—
Other than U.S.	31	23	55	61
Income tax expense	31	23	55	61

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

Current tax	$31	$23	$55	$61
Deferred tax	—	—	—	—
Income tax expense	31	23	55	61

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

The following table sets forth the significant components of the deferred tax assets of the Company as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025	December 31, 2024
Deferred tax assets, net:
Net operating loss carryforwards	$15,458	$10,446
Less: valuation allowance	(15,458)	(10,446)
Deferred tax assets, net:	$—	$—

As of June 30, 2025, the operations incurred approximately $85.5 million of cumulative net operating losses, which can be carried forward to offset future taxable income. Net operating loss can be carried forward indefinitely but cannot be carried back to prior years. There are no group relief provisions for losses or transfers of assets under Hong Kong tax regime. Each company within a corporate group is taxed as a separate entity. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes that it is more likely that not all of these assets will be realized in the future. The valuation allowance is reviewed annually.

Uncertain tax positions

The Company evaluates the uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of June 30, 2025 and December 31, 2024, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties related to potential underpaid income tax expenses for the six months ended June 30, 2025 and 2024 and also did not anticipate any significant increases or decreases in unrecognized tax benefits in the next 12 months from June 30, 2025.

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

(i)	Related party balances

Related party balances consisted of the following:

		As of
		June 30, 2025	December 31, 2024
Balance with related parties:
Other current liabilities	(a)	$2,586	$1,251
Borrowings	(b)	$44,678	$29,181
Long-term investment – Investment E	(c)	$520	$525
Convertible debts	(d)	$53,106	$53,106

(a)	Other current liabilities due to related parties represented the interest payable accrued on the short-term borrowings from four related parties.

(b)	Borrowings consisted of short-term loans obtained from the Company’s senior management, major stockholder of ultimate holding company, a company controlled by director of subsidiaries and a stockholder. The amounts were secured, interest-bearing and repayable on demand (see Note 10(c)).

(c)	The Company purchased 4% equity interest in Investment E from a related party in May 2021, based on historical cost. The Company has a common director with Investment E.

(d)	TFI Note obtained from the Company’s major stockholder of ultimate holding company. The amount was secured, interest-bearing, and repayable on demand. The Company issued an exchangeable note of approximately $5.4 million to Giant Wisdom Ventures Limited which bears interest at a fixed rate of 15% per annum and mature on January 16, 2025. The note is secured by a pledge of 5,000,000 shares of common stock of BKFC owned by the Company (see Note 11).

(ii)	Transactions with related parties

In the ordinary course of business, during the three and six months ended June 30, 2025 and 2024, the Company involved with transactions, either at cost or current market prices and on the normal commercial terms among related parties. The following table provides the transactions with these parties for the periods as presented (for the portion of such period that they were considered related):

		For the three months ended June 30,		For the six months ended June 30,
		2025	2024	2025	2024
Nature of transactions
Asset management service income	(e)	$—	$242	$—	$484
Office and operating fee charge	(f)	1,187	1,074	2,365	2,192
Legal and professional fees	(g)	—	250	—	500
Interest expense	(h)	$764	$149	$1,399	$299

(e)	Under the management agreements, the Company shall provide management service to the portfolio assets held by two individual close-ended investment private funds in the Cayman Islands, which is controlled by the shareholder, for a compensation of asset management service fee income at the predetermined rate based on the respective portfolio of asset values invested by the final customers.

(f)	Pursuant to the service agreement, the Company agreed to pay the office and administrative expenses to the holding company for the use of office premises, including, among other things, building management fees, government rates and rent, office rent, and lease-related interest and depreciation that were actually incurred by the holding company.

(g)	On September 19, 2023, the Company entered into an advisory services agreement with a related company, which owned by the Chairman of the Company, for a monthly fee of approximately $0.8 million. The service will be terminated by either party upon 90 days prior written notice.

(h)	The interest expense incurred for borrowings from four related parties.

Apart from the transactions and balances detailed above and elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Regulatory Non-Compliance

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

On December 15, 2020, the writs of summons were issued against the Company and the former consultant by the Plaintiff. This action alleged the misrepresentation and conspiracy causing the loss from the investment in corporate bond and claimed for compensatory damage of approximately $1.7 million. The Company previously made approximately $0.8 million as contingency loss for the year ended December 31, 2021. Parties participated in a mediation held on March 25, 2022 and negotiated for settlement through without prejudice correspondence, no settlement was reached. The pre-trial review is fixed to be heard on January 29, 2026 and the 6-days trial is fixed to be heard from May 14 to 21, 2026. The case is on-going and legal counsel of the Company will continue to handle this matter. As of June 30, 2025, the Company accrued a legal provision of approximately $0.8 million as a liability in the condensed consolidated balance sheet.

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

On December 3, 2025, the Plaintiff filed responses and objections (the “Responses and Objections”) to the Defendants’ first set of interrogatories dated November 3, 2025 to the Supreme Court of the State of New York County of New York (Index no.: 659314/2024). Pursuant to the Responses and Objections, the Plaintiff stated its claims and contentions with respect to its damage resulting from the event of default that occurred under the Note when the Defendants failed to pay all amounts due by the Maturity Date. The total amount owed under the Note, including interest, plus costs, legal fees, and expenses incurred by Yorkville less the value of BKFC’s shares is approximately $38.1 million. Yorkville further stated that it continues to accrue additional damages with each passing day that the obligations under the Note and guaranties remain unpaid. The case is on-going and legal counsel of the Company will continue to handle this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonable possible losses, if any.

(xv)	13080 Advisors LLC v. Triller Group, Inc., Jams Reference No. 5220008039 (Los Angeles County, California)

On December 18, 2024, 13080 Advisors LLC (“Claimant”) submitted a Notice of Arbitration and Demand for Arbitration (“13080 Arbitration Demand”) to JAMS to assert that Triller and TAG Holdings Limited (collectively as “Respondents”) have breached their alleged duties to Claimant under the following alleged agreements: (1) a partially executed document entitled “Grant Agreement for S-8 Registered Shares” dated March 14, 2024, and (2) a partially executed document entitled “Consulting Services Agreement” also dated March 14, 2024. The 13080 Arbitration Demand asserts four purported claims for relief: breach of contract, negligent misrepresentation, specific performance and declaratory relief. On February 18, 2025, Respondents submitted to JAMS a motion to dismiss all the claims for relief asserted in the 13080 Arbitration Demand along with a motion to strike Claimant’s requests for punitive damages. This motion remains pending and no arbitrator has been appointed. The case is on-going and legal counsel of the Company will continue to handle this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonable possible losses, if any.

(xvi)	Robert E. Diamond Jr.et al. v. Triller Group, Inc., Case No. 25-cv-00129 (PAE) (S.D.N.Y.)

On January 7, 2025, Robert E. Diamond Jr (“Diamond”), the former chairman of Triller’s board of directors and Atlas Merchant Capital LLC (collectively as “Plaintiffs”), an advisory services company under Diamond’s control filed a lawsuit in federal district court in Manhattan, New York to allege that Triller has failed to pay over or grant to Plaintiffs certain cash amounts and equity awards to which Plaintiffs were entitled pursuant to various agreements between Plaintiffs and Triller. Plaintiffs claim that they are entitled to over $5.0 million in cash compensation and over 6.0 million shares of Triller’s common stock. On February 28, 2025, Triller filed a partial motion to dismiss the scope of Plaintiffs’ claims. This motion is now pending before the court. The case is on-going and legal counsel of the Company will continue to handle this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonable possible losses, if any.

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

Following a hearing held on November 25, 2025, the Panel has granted the Company an exception period subject to the Company satisfying the following conditions:

●	File 2024 Form 10-K and delinquent Forms 10-Q for the quarters ended June 30, June 30, and September 30, 2025 on or before December 24, 2025;

●	Regain compliance with the $1.00 minimum bid-price requirement on or before February 27, 2026; and

●	File its 2025 Form 10-K on or before June 30, 2026.

(ii)	On December 26, 2025, the Company received a determination letter from the Panel confirming the suspension trading on the Nasdaq Stock Market effective at the opening of the market on December 30, 2025 and delisting of the Company’s securities. This decision stems from the Company not having been able to file two periodic reports by a deadline of December 24, 2025 set by the Panel.

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

Our largest distribution channel is the FA Business, operating under the brand name Focus. With its large salesforce of financial advisors, “Focus” provides a wide range of financial products and independent advisory services to individual and corporate customers, primarily in connection with life insurance products. Our FA Business has been the clear market leader in the insurance brokerage industry in Hong Kong for decades, building up a large and highly productive salesforce. As of June 30, 2025, there were around 394 financial advisors at “Focus”, organized into 9 sales teams. Each team is led by a “tree head”, responsible for managing the financial advisors within their teams.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024:

The following tables set forth our results of operations by segments presented in U.S. dollars (in thousands):

	For the Three Months ended June 30, 2025
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue
Loans interest income	—	—	17	—	—	17
Commission	—	—	5,228	—	—	5,228
Recurring asset management service fees	—	—	270	—	—	270
Advertising revenue	—	—	—	—	—	—
SaaS fees	—	—	—	—	—	—
Subscription fees and paid-per-view fees	—	—	—	—	—	—
Total revenue	—	—	5,515	—	—	5,515
Operating expenses

Commission expense	—	—	(3,308)	—	—	(3,308)
Sales and marketing expenses	—	—	(70)	—	—	(70)
Research and development expenses	(1,114)	(17)	(53)	(198)	—	(1,382)
Personal and benefit expenses	(4,182)	(53)	(36)	(16,898)	—	(21,169)
Legal and professional fee	—	—	—	(5,931)	—	(5,931)
Office and operating fee, related party	—	—	—	(1,187)	—	(1,187)
Provision for allowance for expected credit losses	—	—	(91)	—	—	(91)
Other general and administrative expenses	(491)	(162)	(4,430)	3,871	—	(1,212)
Total operating expenses	(5,787)	(232)	(7,988)	(20,343)	—	(34,350)
Other income (expense)
Interest income	—	—	3	—	—	3
Interest expense	(2,984)	(28)	(149)	(2,009)	—	(5,170)
Foreign exchange gain (loss), net	409	(41)	1,373	43	—	1,784
Sundry income	—	—	44	—	—	44
Total other income (expense), net	(2,575)	(69)	1,271	(1,966)	—	(3,339)
Income tax expense	—	—	(31)	—	—	(31)
Net income (loss)	(8,362)	(301)	(1,233)	(22,309)	—	(32,205)

	Three Months ended June 30, 2024
	Financial services	Corporate	Elimination	Consolidated
Revenue
Commission	$4,153	—	—	$4,153
Asset management service fees	745	—	—	745
Loans interest income	22	—	—	22
Total revenue	4,920	—	—	4,920
Operating expenses
Commission expense	(1,317)	—	—	(1,317)
Sales and marketing expenses	(30)	—	—	(30)
Research and development expenses	(495)	—	—	(495)
Personnel and benefit expenses	(854)	(4,624)	—	(5,478)
Legal and professional fee	(1,488)	—	—	(1,488)
Legal and professional fee, related party	—	(250)	—	(250)
Office and operating fee, related party	(557)	(517)		(1,074)
Provision for allowance for expected credit losses	(751)	—	—	(751)
General and administrative	(627)	(781)	—	(1,408)
Total operating expenses	(6,119)	(6,172)	—	(12,291)
Other income (expense), net
Interest income	75	—	—	75
Interest expense	(46)	(322)	—	(368)
Change in fair value of warrant liabilities	—	(3,649)	—	(3,649)
Others	—	(33)	—	(33)
Total other income (expense), net	29	(4,004)	—	(3,975)
Income tax expense	(23)	—	—	(23)
Net loss	$(1,193)	(10,176)	—	(11,369)

Revenues

The following table summarizes the major operating revenues for the three months ended June 30, 2025 and 2024:

	Three Months ended June 30,
	2025	2024	Variance
	(US$ in thousands)		$	%
Business segment
Social media	$—	$—	—	—
Sports streaming	—	—	—	—
Financial services	5,515	4,920	595	12.09
TOTAL	$5,515	$4,920	595	12.09

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

No income from social media and sports streaming business segments are generated during the three months ended June 30, 2025 and 2024. The Company generated minimal operations in these two segments during the three months ended June 30, 2025.

Financial services

Financial services business segment mainly comprises of commission income, recurring assets management service income, and interest income. Income from financial services slightly increased by $0.6 million or 12.09% from $4.9 million for the three months ended June 30, 2024 to $5.5 million for the three months ended June 30, 2025.

Operating Expenses

Commission Expense

The commission expense related to financial services increased by $2.0 million, or 151.18% from $1.3 million for the three months ended June 30, 2024 to $3.3 million for the three months ended June 30, 2025. As a result of the increase in revenue associated with the financial services, commission expense increased correspondingly.

Sales and Marketing Expense

Sales and marketing expense slightly increased by $0.04 million or 133.33 % from $0.03 million for the three months ended June 30, 2024 to $0.07 million for the three months ended June 30, 2025.

Research and Development Expense

Research and development expense increased by $0.9 million, or 179.19% from $0.5 million for the three months ended June 30, 2024 to $1.4 million for the three months ended June 30, 2025. The increase was primarily due to additional expense incurred by Triller Corp. and its subsidiaries, which was acquired on October 15, 2024.

Personnel and benefit expenses

Personnel and benefit expenses primarily consist of personnel-related costs and benefits and stock-based compensation costs for our administrative, legal, human resources, information technology, corporate development, finance and accounting employees and executives.

	Three months ended June 30,
	2025	2024	Variance
	(US$ in thousands)		$	%
Personnel and benefit	$6,977	$4,944	2,033	41.12
Stock-based compensation	14,192	534	13,658	2,557.68
TOTAL	$21,169	$5,478	15,691	286.44

Personnel and benefit cost increased by $2.0 million, or 41.12% from $4.9 million for the three months ended June 30, 2024 to $7.0 million for the three months ended June 30, 2025. The increase was primarily attributable to the additional headcount from the acquisition of Triller Corp. and its subsidiaries, which was completed on October 15, 2024.

Stock-based compensation for executive directors and employees increased by $13.7 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase was primarily due to the settlement of accrued salaries to certain executive directors and employees of the Company and the amortization of the fair value of restricted share units. The fair value of the restricted share units is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis.

Legal and professional fee

Legal and professional fees mainly consisted of certain professional consulting services in legal, audit, accounting and taxation, and others.

	Three months ended June 30,
	2025	2024	Variance
	(US$ in thousands)		$	%
Legal and professional fee	$3,018	$1,287	1,731	134.50
Stock-based compensation	2,913	201	2,712	1,349.25
TOTAL	$5,931	$1,488	4,443	298.59

Legal and professional fees increased by $1.7 million, or 134.50%, from $1.3 million for three months ended June 30, 2024, to $3.0 million for three months ended June 30, 2025. The increase was primarily attributable to the additional legal and professional fees incurred by Triller Corp. and its subsidiaries, which was acquired on October 15, 2024.

Consulting fees under stock-based compensation increased by $2.7 million or 1,349.25% for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase was mainly attributable to the increase in corporate strategic consultancy and business marketing service rendered by certain third party consultants.

Provision for allowance for expected credit losses

In accordance with Accounting Standards Codification (“ASC”) Topic 326 “Credit Losses – Measurement of Credit Losses on Financial Instruments” (ASC Topic326), the Company utilizes the current expected credit losses (“CECL”) model to determine an allowance that reflects its best estimate of the expected credit losses on accounts receivable, loans receivable, notes receivable, and deposits, prepayments and others receivable which is recorded as a liability to offset the receivables. For the three months ended June 30, 2025 and 2024, the aggregated provision for allowance for expected credit losses on accounts receivable, loans receivable, notes receivable, and other receivables was $0.09 million and $0.8 million, respectively.

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

The aggregate other general and administrative expenses slightly decreased by $0.2 million, or 13.92% from $1.4 million for the three months ended June 30, 2024 to $1.2 million for the three months ended June 30, 2025. The decrease was primarily attributable to the absence of certain non-recurring expenses incurred in the prior period.

Other Income (Expense), net

Other income (expense), net consist of interest income, foreign exchange gain, net, sundry income and offset by interest expense, and bad debts written-off.

For the three months ended June 30, 2025 and 2024, the aggregate other expense, net decreased by $0.6 million or 16.00%. The increase was mainly attributable to the increase in interest expense of $4.8 million, offset by the increase in foreign exchange gain, net of $1.8 million and decrease in change in fair value of warrant liabilities of $3.6 million.

Net Loss

Net loss increased by $20.8 million, or 183.27% for the three months ended June 30, 2025, as compared to June 30, 2024. The increase was primarily due to the increase in operating expenses and total other expense, net in three segments.

Comparison of the Six Months Ended June 30, 2025 and 2024:

The following tables set forth our results of operations by segments presented in U.S. dollars (in thousands):

	Six months ended June 30, 2025
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue
Loans interest income	—	—	35	—	—	35
Commission	—	—	9,644	—	—	9,644
Recurring asset management service fees	—	—	617	—	—	617
Advertising revenue	—	—	—	—	—	—
SaaS fees	—	—	—	—	—	—
Subscription fees and paid-per-view fees	—	—	—	—	—	—
Total revenue	—	—	10,296	—	—	10,296
Operating expenses
Commission expense	—	—	(5,829)	—	—	(5,829)
Sales and marketing expenses	—	—	(70)	—	—	(70)
Research and development expenses	(2,303)	(204)	(98)	(479)	—	(3,084)
Personal and benefit expenses	(8,071)	(674)	(111)	(47,277)	—	(56,133)
Legal and professional fee	—	—	—	(11,769)	—	(11,769)
Office and operating fee, related party	—	—	—	(2,365)	—	(2,365)
Provision for allowance for expected credit losses	—	—	(138)	—	—	(138)
Other general and administrative expenses	(4,891)	(53)	(6,119)	7,118	—	(3,945)
Total operating expenses	(15,265)	(931)	(12,365)	(54,772)	—	(83,333)
Other income (expense)
Interest income	165	—	5	—	—	170
Interest expense	(5,402)	(384)	(310)	(3,877)	—	(9,973)
Foreign exchange gain (loss), net	409	(41)	2,518	43	—	2,929
Bad debts written-off	(5,441)	—	—	—	—	(5,441)
Others	—	—	150	—	—	150
Total other income (expense), net	(10,269)	(425)	2,363	(3,834)	—	(12,165)
Income tax expense	—	—	(55)	—	—	(55)
Net income (loss)	(25,534)	(1,356)	239	(58,606)	—	(85,257)

	Six months ended June 30, 2024
	Financial services	Corporate	Elimination	Consolidated
Revenue
Commission	10,876	—	—	10,876
Asset management service fees	1,638	—	—	1,638
Loans interest income	63	—	—	63
Total revenue	12,577	—	—	12,577
Operating expenses
Commission expense	(5,763)	—	—	(5,763)
Sales and marketing expenses	(513)	—	—	(513)
Research and development expenses	(953)	—	—	(953)
Personal and benefit expenses	(2,702)	(8,835)	—	(11,537)
Legal and professional fee	(2,113)	—	—	(2,113)
Legal and professional fee, related party	—	(500)	—	(500)
Office and operating fee, related party	(1,130)	(1,062)	—	(2,192)
Provision for allowance for expected credit losses	(1,588)	(155)	—	(1,743)
Other general and administrative expenses	(1,114)	(1,175)	—	(2,289)
Total operating expenses	(15,876)	(11,727)	—	(27,603)
Other income (expense)
Interest income	87	—	—	87
Interest expense	(102)	(473)	—	(575)
Investment loss, net	—	(37)	—	(37)
Change in fair value of warrant liabilities	—	(3,649)	—	(3,649)
Others	—	(169)	—	(169)
Total other expense, net	(15)	(4,328)	—	(4,343)
Income tax expense	(61)	—	—	(61)
Net loss	(3,375)	(16,055)	—	(19,430)

Revenues

The following table summarizes the major operating revenues for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024	Variance
	(US$ in thousands)		$	%
Business segment
Social media	$—	$—	—	—
Sports streaming	—	—	—	—
Financial services	10,296	12,577	(2,281)	(18.14)
TOTAL	$10,296	$12,577	(2,281)	(18.14)

Social media and Sports streaming

Since October 2024, we completed the merger transaction pursuant to the merger agreement, through which we acquired all of the equity interests of Triller Corp. Following the acquisition, Triller Corp.’s operations have been consolidated into our operations, consisting of two major business segments: social media and sports streaming.

Social media business segment mainly comprises of revenues from the provision of advertising services and SaaS services. The technology platform integrated from Triller Corp. provides brands a variety of advertising services including AI-powered conversations and the augmentation and execution of advertising campaigns. In addition, the SaaS platform provides our customers a detailed dashboard to measure all creator driven marketing campaigns as well as a marketplace allowing e-commerce brands to automate the process of on-boarding creators with per-transaction incentives for enabling e-commerce transactions. Revenue from the SaaS platform subscriptions is recognized ratably over the life of a subscription.

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

No income from social media and sports streaming business segments are generated during the six months ended June 30, 2025 and 2024. The Company generated minimal operations in these two segments during the six months ended June 30, 2025.

Financial services

Financial services business segment mainly comprises of commission income, recurring assets management service income, and interest income. Income from financial services decreased by $2.3 million or 18.14% from $12.6 million for the six months ended June 30, 2024 to $10.3 million for the six months ended June 30, 2025. The decrease in revenue is primarily attributed to the economic recession and outward migration in Hong Kong.

Operating Expenses

Commission Expense

The commission expense related to financial services increased by $0.07 million, or 1.15% from $5.76 million for the six months ended June 30, 2024 to $5.83 million for the six months ended June 30, 2025. As a result of the increase in commission rate associated with the financial services, commission expense increased correspondingly.

Sales and Marketing Expense

Sales and marketing expenses decreased by $0.4 million or 86.35 % from $0.5 million for the six months ended June 30, 2024 to $0.07 million for the six months ended June 30, 2025. The decrease was mainly attributed to lower spending associated with “AGBA” corporate branding.

Research and Development Expense

Research and development expenses increased by $2.1 million, or 223.61% from $1.0 million for the six months ended June 30, 2024 to $3.1 million for the six months ended June 30, 2025. The increase was primarily due the additional expense incurred by Triller Corp. and its subsidiaries, which was acquired on October 15, 2024.

Personnel and benefit expenses

Personnel and benefit expenses primarily consist of personnel-related costs and benefits and stock-based compensation costs for our administrative, legal, human resources, information technology, corporate development, finance and accounting employees and executives.

	Six months ended June 30,
	2025	2024	Variance
	(US$ in thousands)		$	%
Personnel and benefit	$14,766	$9,470	5,296	55.92
Stock-based compensation	41,367	2,067	39,300	1,901.31
TOTAL	$56,133	$11,537	44,596	386.55

Personnel and benefit cost increased by $5.3 million, or 55.92% from $9.5 million for the six months ended June 30, 2024 to $14.8 million for the six months ended June 30, 2025. The increase was primarily attributable to the additional headcount from the acquisition of Triller Corp. and its subsidiaries, which was completed on October 15, 2024.

Stock-based compensation for executive directors and employees increased by $39.3 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was primarily due to the settlement of accrued salaries to certain executive directors and employees of the Company and the amortization of the fair value of restricted share units. The fair value of the restricted share units is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis.

Legal and professional fee

Legal and professional fees mainly consisted of certain professional consulting services in legal, audit, accounting and taxation, and others.

	Six months ended June 30,
	2025	2024	Variance
	(US$ in thousands)		$	%
Legal and professional fee	$7,280	$2,197	5,083	231.36
Stock-based compensation	4,489	416	4,073	979.09
TOTAL	$11,769	$2,613	9,156	350.40

Legal and professional fees increased by $9.2 million, or 350.40%, from $2.6 million for the six months ended June 30, 2024, to $11.8 million for the six months ended June 30, 2025. The increase was primarily attributable to the additional legal and professional fees incurred by Triller Corp. and its subsidiaries, which was acquired on October 15, 2024.

Consulting fees under stock-based compensation increased by $4.1 million or 979.09% for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was mainly attributed to the increase in corporate strategic consultancy and business marketing service rendered by certain third party consultants.

Provision for allowance for expected credit losses

In accordance with Accounting Standards Codification (“ASC”) Topic 326 “Credit Losses – Measurement of Credit Losses on Financial Instruments” (ASC Topic326), the Company utilizes the current expected credit losses (“CECL”) model to determine an allowance that reflects its best estimate of the expected credit losses on accounts receivable, loans receivable, notes receivable, and deposits, prepayments and others receivable which is recorded as a liability to offset the receivables. For the six months ended June 30, 2025 and 2024, the aggregated provision for allowance for expected credit losses on accounts receivable, loans receivable, notes receivable, and other receivables was $0.1 million and $1.7 million, respectively.

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

The aggregate other general and administrative expenses increased by $1.7 million, or 72.35% from $2.3 million for the six months ended June 30, 2024 to $3.9 million for the six months ended June 30, 2025. The increase was primarily attributable to the additional expenses incurred by Triller Corp. and its subsidiaries, which was acquired on October 15, 2024.

Other Income (Expense), net

Other income (expense), net consist of interest income, foreign exchange gain, net, sundry income and offset by interest expense and bad debts written-off.

For the six months ended June 30, 2025 and 2024, the aggregate other expense, net increased by $7.8 million or 180.11%. The increase was mainly attributable to the increase in bad debts written-off of $5.4 million and interest expense of $9.4 million, which were mainly incurred by Triller Corp and its subsidiaries. These amounts were offset by the increase in foreign exchange gain, net of $2.9 million and decrease in change in fair value of warrant liabilities of $3.6 million.

Net Loss

Net loss increased by $65.8 million, or 338.79% for the six months ended June 30, 2025, as compared to June 30, 2024. The increase was primarily due to the increase in operating expenses and total other expense, net in three segments.

Liquidity and Capital Resources

Sources of Liquidity

We have a history of operating losses and negative operating cash flows. For the six months ended June 30, 2025, we reported a net loss of $85.3 million and reported a negative operating cash flow of $20.4 million. As of June 30, 2025, our cash balance was $2.1 million for working capital use. Our management estimates that currently available cash will not be able to provide sufficient funds to meet the planned obligations for the next 12 months.

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

Cash Flows

As of June 30, 2025, we had cash and cash equivalents totaling $2.1 million, and $12.0 million in restricted cash.

As of December 31, 2024, we had cash and cash equivalents totaling $3.1 million, and $14.2 million in restricted cash.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2025	2024
	(US$ in thousands)
Net cash used in operating activities	$(20,355)	$(14,247)
Net cash provided by investing activities	1,527	2,579
Net cash provided by financing activities	15,019	8,455
Effect on exchange rate change on cash and cash equivalents	673	158
Net change in cash, cash equivalents and restricted cash	(3,136)	(3,055)
Cash, cash equivalents and restricted cash, at the beginning	17,261	18,678
Cash, cash equivalents and restricted cash, at the end	$14,125	$15,623
Representing as:
Cash and cash equivalents	$2,094	$1,792
Restricted cash – fund held in escrow	12,031	13,831
	$14,125	$15,623

Working Capital Deficit

The working capital deficit as of June 30, 2025 and December 31, 2024 was amounted to approximately $310.6 million and $271.6 million, respectively, an increase of $38.9 million or 14.33%. The increase was mainly attributable to the increase in current liabilities related to the acquisition of Triller Corp. and its subsidiaries, which completed on October 15, 2024.

Cash Flows from Operating Activities

Net cash used in operating activities was $20.4 million and $14.2 million for the six months ended June 30, 2025 and 2024, respectively.

Net cash used in operating activities for the six months ended June 30, 2025 was primarily the result of the net loss of $85.3 million, decrease in escrow liabilities of $2.2 million, decrease in operating lease liabilities of $0.5 million, increase in accounts receivable of $1.5 million and increase in loans receivables of $1.0 million. These amounts were partially offset by the increase in accounts payable and other current liabilities of $9.7 million, increase in other current liabilities, related parties of $1.3 million, and non-cash adjustments consisting of share-based compensation expense of $45.9 million, interest expense on borrowings of $10.0 million, net foreign exchange gain of $2.9 million, bad debts written-off of $5.4 million, and provision for allowance for expected credit losses of $0.1 million.

Net cash used in operating activities for the six months ended June 30, 2024 was primarily the result of the net loss of $19.4 million, an increase in deposits, prepayments, and others receivable of $0.6 million, decrease in accounts payable and other current liabilities of $1.1 million, decrease in escrow liabilities of $3.0 million, decrease in operating lease liabilities of $1.0 million, and decrease in income tax payable of $0.2 million. These amounts were partially offset by the decrease in accounts receivable of $1.0 million, and non-cash adjustments consisting of stock-based compensation expense of $2.5 million, lease expense of $1.3 million, interest expense on convertible debts of $0.2 million, interest expense on borrowings of $0.4 million, net foreign exchange loss of $0.3 million, and allowance for expected credit losses of $1.7 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2025 of $1.5 million was primarily due to proceeds from the disposal of assets held for sale.

Net cash provided by investing activities for the six months ended June 30, 2024 of $2.6 million was primarily due to proceeds from sale of long-term investments of $2.2 million and proceeds from sale of convertible notes receivable of $0.4 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 of $15.0 million was primarily due to proceeds from borrowings advanced by a related party.

Net cash provided by financing activities for the six months ended June 30, 2024 of $8.5 million was primarily due to advances from the stockholder.

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

For the six months ended June 30, 2025, we reported a net loss of approximately $85.3 million. With a significant decrease in our revenues, described in the paragraph below, we had an accumulated deficit of approximately $1,288.9 million as of June 30, 2025.

Coupled with the economic recession in Hong Kong, we reported a sales decline with total revenue of approximately $2.3 million for the six months ended June 30, 2025, resulting with an operating loss of approximately $73.0 million. These circumstances give rise to substantial doubt that we will continue as a going concern and these unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of June 30, 2025, the Company involved with various legal proceedings:

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