Form 10-Q/A
period 2025-09-30
Triller Group Inc.
filed 2026-04-14
CIK 1769624

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

As of April 13, 2026, there were 197,466,991 common stock issued and outstanding.

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

Triller Group Inc.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRILLER GROUP INC. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in thousands of United States Dollars, except for number of shares)

	As of
	September 30, 2025	December 31, 2024
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$2,897	$3,065
Restricted cash	11,482	14,196
Accounts receivable, net	998	2,873
Loans and notes receivables, net	—	92
Deposit, prepayments, and other receivables, net	878	1,860
Assets held for sale	501	2,003
Total current assets	16,756	24,089

Non-current assets:
Loans receivables, net	—	1,034
Property and equipment, net	—	—
Long-term investments, net	26,844	24,930
Long-term investments, net, related party	525	525
Total non-current assets	27,369	26,489

TOTAL ASSETS	$44,125	$50,578

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and other current liabilities	$175,184	$149,901
Other current liabilities, related parties	3,425	1,251
Escrow liabilities	11,482	14,196
Borrowings	11,619	12,707
Borrowings, related parties	47,323	29,181
Convertible debts, net	35,712	32,552
Convertible debts, related party	53,106	53,106
Income tax payable	97	—
Warrant liabilities	977	977
Operating lease liabilities, current	1,280	1,867
Total current liabilities	340,205	295,738

Non-current liabilities:
Operating lease liabilities, non-current	—	807
Total non-current liabilities	—	807

TOTAL LIABILITIES	340,205	296,545

Commitments and contingencies (Note 17)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A-1 preferred stock, $0.001 par value, 50,000,000 shares authorized, 11,801,804 and 11,801,804 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	12	12
Series B preferred stock, $0.001 par value, 50,000,000 shares authorized,30,851 and 30,851 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	— *	—
Common stock, $0.001 par value; 150,000,000,000 shares authorized, 164,330,532 and 138,143,817 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	164	138
Series A-1 preferred stock to be issued	—	12
Common stock to be issued	12	15
Common stock held in escrow	22	24
Additional paid-in capital	1,020,486	958,017
Accumulated other comprehensive loss	(507)	(548)
Accumulated deficit	(1,316,269)	(1,203,637)
Total stockholders’ deficit	(296,080)	(245,967)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$44,125	$50,578

*	Less than $1,000

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLER GROUP INC. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in thousands of United States Dollars, except for number of shares)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Loans interest income	$—	$60	$35	$123
Commissions	5,005	4,785	14,649	15,661
Recurring asset management service fees	651	350	1,268	1,503
Recurring asset management service fees, related parties	—	245	—	730
Total revenues	5,656	5,440	15,952	18,017

Operating expenses:
Commission expense	(3,928)	(1,934)	(9,757)	(7,697)
Sales and marketing expense	(141)	(93)	(211)	(606)
Research and development expense	(1,052)	(401)	(4,136)	(1,354)
Personnel and benefit expense	(18,435)	(6,827)	(74,568)	(18,364)
Legal and professional fee	(2,814)	(2,594)	(14,583)	(4,707)
Legal and professional fee, related party	—	(250)	—	(750)
Office and operating fee, related party	(1,254)	(1,089)	(3,619)	(3,281)
Provision for allowance for expected credit losses	(159)	(135)	(297)	(1,878)
Other general and administrative expenses	(927)	(1,152)	(4,872)	(3,441)
Total operating expenses	(28,710)	(14,475)	(112,043)	(42,078)

Loss from operations	(23,054)	(9,035)	(96,091)	(24,061)

Other income (expense):
Interest income	3	303	173	390
Interest expense	(3,704)	(1,148)	(13,677)	(1,723)
Foreign exchange gain (loss), net	(614)	1,104	2,315	826
Bad debts written-off	—	—	(5,441)	—
Investment loss, net	—	—	—	(37)
Change in fair value of warrant liabilities	—	(632)	—	(4,281)
Sundry income	36	26	186	135
Total other expense, net	(4,279)	(347)	(16,444)	(4,690)

Loss before income taxes	(27,333)	(9,382)	(112,535)	(28,751)

Income tax expense	(42)	(37)	(97)	(98)

NET LOSS	$(27,375)	$(9,419)	$(112,632)	$(28,849)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(767)	(87)	41	71

COMPREHENSIVE LOSS	$(28,142)	$(9,506)	$(112,591)	$(28,778)

Weighted average number of ordinary shares outstanding – basic and diluted	183,205,724	15,723,510 #	176,152,176	18,344,716 #

Net loss per ordinary share – basic and diluted	$(0.18)	$(0.60)	$(0.64)	$(1.57)

#	Giving retroactive effect to the forward stock split and reverse stock split occurred in 2024 (see Note 14).

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLER GROUP INC. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Currency expressed in thousands of United States Dollars, except for number of shares)

	For the nine months ended September 30, 2025
		Series A-1 preferred stock		Series B preferred stock			Common stock			Series A-1 preferred stock to be issued		Common stock to be issued		Common stock held in escrow		Additional		Accumulated other		Total
	Note	No. of share	Amount	No. of share	Amount		No. of share#	Amount		No. of share	Amount	No. of share#	Amount	No. of share	Amount	paid-in capital		comprehensive loss	Accumulated deficit	stockholders’ deficit

Balance as of January 1, 2025		11,801,804	$12	30,851	$—	*	138,143,817	$138		11,801,804	$12	15,022,711	$15	24,022,431	$24	$958,017		$(548)	$(1,203,637)	$(245,967)

Settlement of payables with common stock held in escrow	(14)(a)(i), (e)	—	—	—	—		2,043,962	2		—	—	—	—	(2,043,962)	(2)	—		—	—	—
Issuance of common stock for repayment of borrowings, related party	(14)(a)(ii)	—	—	—	—		518,000	—	*	—	—	—	—	—	—	812		—	—	812
Stock-based compensation to consultants	(14)(a)(iii) & (vii)	—	—	—	—		3,576,245	3		—	—	(3,227,500)	(3)	—	—	5,288		—	—	5,288
Stock-based compensation to directors, officers, and employees	(14)(a)(iv) & (v)	—	—	—	—		7,951,599	8		—	—	—	—	—	—	56,369		—	—	56,377
Settlement of Series A-1 preferred stock to be issued in related to merger transaction	(14)(a)(vi), (c)	—	—	—	—		11,807,332	12		(11,801,804)	(12)	—	—	—	—	—		—	—	—
Exercise of replacement warrants	14(a)(viii)	—	—	—	—		779,016	1		—	—	—	—	—	—	—		— *	—	1
Cancellation of common stocks	14(a)(ix)	—	—	—	—		(489,439)	—	*	—	—	—	—	—	—	—	*	—	—	—
Foreign currency translation on adjustment		—	—	—	—		—	—		—	—	—	—	—	—	—		41	—	41
Net loss for the period		—	—	—	—		—	—		—	—	—	—	—	—	—		—	(112,632)	(112,632)

Balance as September 30, 2025		11,801,804	$12	30,851	$—	*	164,330,532	$164		—	$—	11,795,211	$12	21,978,469	$22	$1,020,486		$(507)	$(1,316,269)	$(296,080)

*	Less than $1,000

	For the nine months ended September 30, 2024
	Common stock			Common stock to be issued				Additional	Accumulated other		Total shareholders’
	No. of share#	Amount		No. of share#	Amount		Subscription receivable	paid-in capital	comprehensive loss	Accumulated deficit	equity (deficit)

Balance as of January 1, 2024	33,240,991	$33		2,350,081	$2		$—	$74,142	$(473)	$(65,601)	$8,103

Issuance of ordinary shares to settle finder fee	484,125	1		—	—		—	402	—	—	403
Issuance of ordinary shares for private placement	3,557,932	3		(2,139,252)	(2)		(2,051)	2,050	—	—	—
Issuance of common stocks to independent directors under 2024 Equity Incentive Plan	58,095	—	*	—	—		—	287	—	—	287
Stock-based compensation to consultants	3,157,068	3		—	—		—	1,647	—	—	1,650
Stock-based compensation to director, officers, and employees	3,259,933	3		(210,829)	—	*	—	5,925	—	—	5,928
Shares issued for service rendered and purchase option	3,558,319	4		—	—		—	6,544	—	—	6,548
Fractional shares from forward and reverse split	845	—	*	—	—		—	—	—	—	—
Foreign currency translation adjustment	—	—		—	—		—	—	71	—	71
Net loss for the period	—	—		—	—		—	—	—	(28,849)	(28,849)

Balance as of September 30, 2024	47,317,308	$47		—	$—		$(2,051)	$90,997	$(402)	$(94,450)	$(5,859)

#	Giving retroactive effect to the forward stock split and reverse stock split occurred in 2024 (see Note 14).

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLER GROUP INC. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in thousands of United States Dollars, except for number of shares)

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(112,632)	$(28,849)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	60,209	6,360
Marketing expense	513	—
Lease expense	—	1,928
Depreciation and amortization	—	69
Interest income	(173)	(390)
Interest expense on borrowings	13,677	600
Interest expense on convertible debts	—	1,123
Foreign exchange gain, net	(2,315)	(826)
Bad debts written-off	5,441	—
Investment loss, net	—	37
Provision for allowance for expected credit losses	297	1,878
Change in fair value of warrant liabilities	—	4,281
Gain on disposal of asset held for sale	(68)	—
Gain on disposal of property and equipment	—	(15)

Change in operating assets and liabilities:
Accounts receivable	(1,387)	669
Loans receivable	(159)	(54)
Deposits, prepayments, and other receivables	302	(554)
Accounts payable and other current liabilities	14,742	(2,256)
Other current liabilities, related parties	3,425	—
Escrow liabilities	(2,714)	(3,159)
Operating lease liabilities	(1,394)	(1,456)
Income tax payable	97	(128)
Net cash used in operating activities	(22,139)	(20,742)

Cash flows from investing activities:
Proceeds from disposal of assets held for sale	1,527	—
Proceeds from sale of long-term investments	—	2,152
Proceeds from sale of property and equipment	—	15
Proceeds from sale of notes receivable	—	412
Net cash provided by investing activities	1,527	2,579

Cash flows from financing activities:
Proceeds from borrowings, related parties	19,582	—
Advances from the stockholder	—	15,613
Issuance of promissory notes to Triller LLC	—	(19,975)
Proceeds from convertible debts	—	23,389
Repayments of borrowings	(1,973)	(772)
Net cash provided by financing activities	17,609	18,255

Effect on exchange rate change on cash, cash equivalents and restricted cash	121	(19)

Net change in cash, cash equivalent and restricted cash	(2,882)	73
Beginning of period	17,261	18,678

End of period	$14,379	$18,751

Supplemental cash flow information:
Cash paid for income taxes	$—	$227
Cash received from interest	$—	$57
Cash paid for interest	$64	$152

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stocks to settle payables and borrowings	$812	$2,022

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

The unaudited condensed consolidated financial statements as of September 30, 2025 and for the period ended September 30, 2025, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the period ended September 30, 2025 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

The reporting currency of the Company is US$ and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, some of the Company’s subsidiaries are operating in Hong Kong, which maintain their books and record in their local currency, Hong Kong dollars (“HK$”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with Accounting Standards Codification (“ASC”) Topic 830-30, Translation of Financial Statement, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive loss within the unaudited condensed consolidated statements of changes in stockholders’ deficit.

Translation of amounts from HK$ into US$ has been made at the following exchange rates for the nine months ended September 30, 2025 and 2024:

	September 30,
	2025	2024
Period-end HK$:US$ exchange rate	0.1285	0.1287
Period average HK$:US$ exchange rate	0.1282	0.1280

●	Segment Reporting

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments.

The Company uses the management approach to determine reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making decisions, allocating resources and assessing performance. The Company’s CODM has been identified as the Chief Executive Officer (“CEO”), who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on management’s assessment, the Company determined that it has three reportable segments, which are Social Media, Sports streaming and Financial Services during the three and nine months ended September 30, 2025.

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

As of September 30, 2025, the carrying value of a premise was approximately $0.5 million and recorded as assets held for sale in the condensed consolidated balance sheets. This asset was subsequently sold in January 2026.

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

In accordance with the provisions of ASC Topic360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cashflows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. No impairment losses were recognized for the three and nine months ended September 30, 2025 and 2024.

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

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The following table presents the revenue streams disaggregated by nature and geographic location:

	For the three months ended September 30,
	2025	2024
At a point in time
Commissions	$5,005	$4,785
Total revenue from the transfer of goods and services at a point in time	5,005	4,785

Over time
Advertising revenue	—	—
Saas fees	—	—
Subscription fees	—	—
Recurring asset management service fees	651	595
Loans interest income	—	60
Total revenue from the transfer of goods and services over time	651	655
Total revenue	$5,656	$5,440

	For the nine months ended September 30,
	2025	2024
At a point in time
Commissions	$14,649	$15,661
Total revenue from the transfer of goods and services at a point in time	14,649	15,661

Over time
Advertising revenue	—	—
Saas fees	—	—
Subscription fees	—	—
Recurring asset management service fees	1,268	2,233
Loans interest income	35	123
Total revenue from the transfer of goods and services over time	1,303	2,356
Total revenue	$15,952	$18,017

	For the three months ended September 30,
By geography:	2025	2024
Hong Kong	$5,656	$5,440
United States	—	—
Others	—	—
Total	$5,656	$5,440

	For the nine months ended September 30,
By geography:	2025	2024
Hong Kong	$15,952	$18,017
United States	—	—
Others	—	—
Total	$15,952	$18,017

●	Comprehensive Loss

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

For the three and nine months ended September 30, 2025 and 2024, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2025, the Company did not have any significant unrecognized uncertain tax positions.

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

The estimated fair value of the convertible debts as of September 30, 2025 was computed using the models and assumptions shown below. There was no change in fair value of convertible debts for the three and nine months ended September 30, 2025.

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

For the nine months ended September 30, 2025, the Company reported net loss of approximately $112.6 million and net cash outflows from operating activities of approximately $22.1 million. As of September 30, 2025, the Company had a working capital deficit of approximately $323.4 million and a stockholders’ deficit of approximately $296.1 million.

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

The Company has determined that these prevailing conditions and ongoing liquidity risks encountered by the Company raise substantial doubt about the ability to continue as a going concern for at least one year following the date these condensed consolidated financial statements are issued. The ability to continue as a going concern is dependent on the Company’s ability to successfully implement its current operating plan and fund-raising plan. The Company believes that it will be able to grow its revenue base and control expenditures. In parallel, the Company will monitor its capital structure and operating plans and search for potential funding alternatives in order to finance the development activities and operating expenses. The Company is continuing its plan to further grow and expand operations and seek sources of capital to meet the contractual obligations, settle its liabilities and repay convertible debts and borrowings.

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

For the three and nine months ended September 30, 2025 and 2024, the Company’s reportable segments comprised of the following:

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

The following tables present the summary information by segment for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30, 2025
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue
Loans interest income	$—	$—	$—	$—	$—	$—
Commission	—	—	5,005	—	—	5,005
Recurring asset management service fees	—	—	651	—	—	651
Total revenue	—	—	5,656	—	—	5,656
Operating expenses
Commission expense	—	—	(3,928)	—	—	(3,928)
Sales and marketing expenses	(699)	—	703	(145)	—	(141)
Research and development expenses	(1,002)	204	(51)	(203)	—	(1,052)
Personal and benefit expenses	(4,078)	53	(29)	(14,381)	—	(18,435)
Legal and professional fee	—	—	—	(2,814)	—	(2,814)
Office and operating fee, related party	—	—	—	(1,254)	—	(1,254)
Provision for allowance for expected credit losses	—	—	(159)	—	—	(159)
Other general and administrative expenses	(1,662)	(482)	(465)	1,682	—	(927)
Total operating expenses	(7,441)	(225)	(3,929)	(17,115)	—	(28,710)
Other income (expense), net
Interest income	—	—	3	—	—	3
Interest expense	(2,610)	28	(152)	(970)		(3,704)
Foreign exchange (loss) gain, net	(47)	41	(566)	(42)	—	(614)
Others	6	(6)	(359)	395	—	36
Total other income (expense), net	(2,651)	63	(1,074)	(617)	—	(4,279)
Income tax expense	—	—	(42)	—	—	(42)
Net income (loss)	$(10,092)	$(162)	$611	$(17,732)	$—	$(27,375)

	Three months ended September 30, 2024
	Financial services	Corporate	Elimination	Consolidated
Revenue
Commission	$4,785	$—	$—	$4,785
Asset management service fees	595	—	—	595
Loans interest income	60	—	—	60
Total revenue	5,440	—	—	5,440
Operating expenses
Commission expense	(1,934)	—	—	(1,934)
Sales and marketing expenses	(93)	—	—	(93)
Research and development expenses	(401)	—	—	(401)
Personal and benefit expenses	(3,756)	(3,071)	—	(6,827)
Legal and professional fee	(2,594)	—	—	(2,594)
Legal and professional fee, related party	—	(250)	—	(250)
Office and operating fee, related party	(564)	(525)	—	(1,089)
Provision for allowance for expected credit losses	(134)	(1)	—	(135)
Other general and administrative expenses	2,251	(3,403)	—	(1,152)
Total operating expenses	(7,225)	(7,250)	—	(14,475)
Other income (expense)
Interest income	303	—	—	303
Interest expense	(46)	(1,102)	—	(1,148)
Foreign exchange gain, net	—	1,104	—	1,104
Change in fair value of warrant liabilities	—	(632)	—	(632)
Others	—	26	—	26
Total other income (expense), net	257	(604)	—	(347)
Income tax expense	(37)	—	—	(37)
Net loss	$(1,565)	$(7,854)	$—	$(9,419)

	Nine months ended September 30, 2025
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue
Loans interest income	$—	$—	$35	$—	$—	$35
Commission	—	—	14,649	—	—	14,649
Recurring asset management service fees	—	—	1,268	—	—	1,268
Total revenue	—	—	15,952	—	—	15,952
Operating expenses
Commission expense	—	—	(9,757)	—	—	(9,757)
Sales and marketing expenses	(699)	—	633	(145)	—	(211)
Research and development expenses	(3,305)	—	(149)	(682)	—	(4,136)
Personal and benefit expenses	(12,149)	(621)	(140)	(61,658)	—	(74,568)
Legal and professional fee	—	—	—	(14,583)	—	(14,583)
Office and operating fee, related party	—	—	—	(3,619)	—	(3,619)
Provision for allowance for expected credit losses	—	—	(297)	—	—	(297)
Other general and administrative expenses	(6,553)	(535)	(6,584)	8,800	—	(4,872)
Total operating expenses	(22,706)	(1,156)	(16,294)	(71,887)	—	(112,043)
Other income (expense), net
Interest income	165	—	8	—	—	173
Interest expense	(8,012)	(356)	(462)	(4,847)		(13,677)
Foreign exchange gain, net	362	—	1,952	1	—	2,315
Bad debts written-off	(5,441)	—	—	—	—	(5,441)
Others	6	(6)	(209)	395	—	186
Total other income (expense), net	(12,920)	(362)	1,289	(4,451)	—	(16,444)
Income tax expense	—	—	(97)	—	—	(97)
Net income (loss)	$(35,626)	$(1,518)	$850	$(76,338)	$—	$(112,632)

	Nine months ended September 30, 2024
	Financial services	Corporate	Elimination	Consolidated
Revenue
Commission	$15,661	$—	$—	$15,661
Asset management service fees	2,233	—	—	2,233
Loans interest income	123	—	—	123
Total revenue	18,017	—	—	18,017
Operating expenses
Commission expense	(7,697)	—	—	(7,697)
Sales and marketing expenses	(606)	—	—	(606)
Research and development expenses	(1,354)	—	—	(1,354)
Personal and benefit expenses	(6,458)	(11,906)	—	(18,364)
Legal and professional fee	(4,707)	—	—	(4,707)
Legal and professional fee, related party	—	(750)	—	(750)
Office and operating fee, related party	(1,694)	(1,587)	—	(3,281)
Provision for allowance for expected credit losses	(1,722)	(156)	—	(1,878)
Other general and administrative expenses	1,137	(4,578)	—	(3,441)
Total operating expenses	(23,101)	(18,977)	—	(42,078)
Other income (expense)
Interest income	390	—	—	390
Interest expense	(148)	(1,575)	—	(1,723)
Foreign exchange gain, net	—	826	—	826
Change in fair value of warrant liabilities	—	(4,281)	—	(4,281)
Others	—	98	—	98
Total other income (expense), net	242	(4,932)	—	(4,690)
Income tax expense	(98)	—	—	(98)
Net loss	$(4,940)	$(23,909)	$—	$(28,849)

The following tables present a summary of the Company’s assets by reportable segment as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Long-term investments, net	$—	$—	$27,369	$—	$—	$27,369
Other assets	228	524	12,399	3,605	—	16,756
Total assets	$228	$524	$39,768	$3,605	$—	$44,125

	As of December 31, 2024
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Long-term investments, net	$—	$—	$25,455	$—	$—	$25,455
Other assets	7,506	5,614	18,121	37,514	(43,632)	25,123
Total assets	$7,506	$5,614	$43,576	$37,514	$(43,632)	$50,578

The Company’s major customers and operations are based in Hong Kong and the United States.

NOTE 5 — RESTRICTED CASH

As of September 30, 2025 and December 31, 2024, the Company has approximately $11.5 million and $14.2 million fund held in escrow, respectively. Fund held in escrow primarily comprised of escrow funds held in bank accounts on behalf of the Company’s customers. The Company is currently acted as a custodian to manage the assets and investment portfolio on behalf of its customers under the terms of certain contractual agreements, which the Company does not have the right to use for any purposes, other than managing the portfolio. Upon receiving escrow funds, the Company records a corresponding escrow liability.

NOTE 6 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	As of
	September 30, 2025	December 31, 2024
Accounts receivable	$2,183	$3,388
Accounts receivable – related parties	—	1,100
Less: allowance for expected credit losses	(1,185)	(1,615)
Accounts receivable, net	$998	$2,873

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

For the three and nine months ended September 30, 2025, the Company has assessed the probable loss and there was no additional provision for allowance for expected credit losses on accounts receivable.

For the three and nine months ended September 30, 2024, the Company has assessed the probable loss and made a provision for allowance for expected credit losses of $0.2 million and $0.8 million on accounts receivable, respectively.

For the three and nine months ended September 30, 2025, the Company has written-off $0.0 and $3.3 million long outstanding accounts receivable, respectively as they became uncollectible. There were no written-off accounts receivable during the three and nine months ended September 30, 2024.

NOTE 7 — LOANS AND NOTES RECEIVABLE, NET

(a)	Loans Receivables, net

The Company’s loans receivable, net was as follows:

	As of
	September 30, 2025	December 31, 2024
Residential mortgage loans	$—	$1,164
Less: allowance for expected credit losses	—	(38)
Loans receivable, net	$—	$1,126

Classifying as:
Current portion	$—	$92
Non-current portion	—	1,034
Loans receivable, net	$—	$1,126

The interest rates on loans issued ranged between 10.00% and 10.50% (2024: 9.00% to 10.50%) per annum for the three months ended September 30, 2025 and 2024. Mortgage loans are secured by collateral in the pledge of the underlying residential properties owned by the borrowers. As of September 30, 2025, approximately $0.15 million impairment has been recognized on the Company mortgage loans receivables.

Mortgage loans are made to either business or individual customers in Hong Kong for a period of 1 to 25 years, which are fully collateralized and closely monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of September 30, 2025 and December 31, 2024.

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

For the three and nine months ended September 30, 2025, the Company has assessed the probable loss and made a minimal provision for allowance for expected credit losses on loans receivable.

For the three and nine months ended September 30, 2024, the Company has assessed the probable loss and made a provision for allowance for expected credit losses of $0.005 million and $0.009 million, respectively.

For the three and nine months ended September 30, 2025, the Company has written-off $0.0 and $1.5 million loans receivables, respectively due to uncollectible as assessed by the management. There were no written-off loans receivables during the three and nine months ended September 30, 2024.

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

For the three and nine months ended September 30, 2025, the Company has evaluated the probable losses on the notes receivable and there was no additional provision for allowance for expected credit losses on notes receivables.

For the three and nine months ended September 30, 2024, the Company has evaluated the probable losses on the notes receivable and made a provision for allowance for expected credit losses of $0 and $0.2 million, respectively.

NOTE 8 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	As of
	September 30, 2025	December 31, 2024
As cost:
Building	$—	$—
Furniture, fixtures and equipment	40	40
Computer equipment	243	243
Motor vehicles	—	—
	283	283
Less: accumulated depreciation and impairment	(283)	(283)
Property and equipment, net	$—	$—

NOTE 9 — LONG-TERM INVESTMENTS, NET

Long-term investments, net consisted of the following:

	As of
	Ownership interest	September 30, 2025	Ownership interest	December 31, 2024
Marketable equity securities:
Investment C	0.00%*	$1	0.00%*	$1

Non-marketable equity securities:
Investment A	8.37%	6,190	8.37%	5,479
Investment B	3.63%	255	3.63%	255
Investment D	4.49%	17,824	4.49%	16,621
Investment E, related party	4.00%	525	4.00%	525
Investment G	38.13%	—	56.93%	—
Investment H	3.76%	2,574	3.76%	2,574
Net carrying value		$27,369		$25,455

*	Less than 0.001%

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

The following table presents the movement of non-marketable equity securities as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025	December 31, 2024
Balance at beginning of period/year	$25,455	$25,725
Additions	—	18,457
Disposal	—	(2,152
Adjustments:
Downward adjustments	—	(15,971)
Foreign exchange adjustment	1,914	(604)
Balance at end of period/year	$27,369	$25,455

Cumulative unrealized gains and losses, included in the carrying value of the Company’s non-marketable equity securities:

	As of
	September 30, 2025	December 31, 2024
Downward adjustments (including impairment)	$(53,318)	$(53,318)
Upward adjustments	6,209	6,209
Total	$(47,109)	$(47,109)

Investment loss, net is recorded as other expense in the Company’s condensed consolidated statements of operations and comprehensive loss and consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Non-marketable equity securities:
Unrealized losses (including impairment) – Investment B	$—	$—	$—	$(37)
Investment loss, net	$—	$—	$—	$(37)

NOTE 10 — BORROWINGS

The borrowings consisted of the followings:

	As of
	September 30, 2025	December 31, 2024
Mortgage borrowings (a)	$—	$868
Short-term loans (b)	11,422	11,642
Short-term loans, related parties (c)	47,323	29,181
Factoring loan (d)	197	197
Total	$58,942	$41,888

Notes:

(a)	Mortgage Borrowings

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

As of September 30, 2025 and December 31, 2024, the carrying value of the loan is $0.0 and $0.9 million, respectively.

(b)	Short-term Loans

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, which includes the short-term notes assumed at an aggregate principal amount of $11.0 million issued to various lenders (collectively, the “Short-term Loans”). The Short-term loans mature at various dates within the next twelve months and are included as current liabilities in the accompanying condensed consolidated balance sheets. The Company incurred approximately $2.0 million and $4.1 million in interest expense on the various short-term loans during the three months and nine months ended September 30, 2025.

On November 27, 2024, the Company also obtained a short-term loan of approximately $0.6 million from an independent third party in Hong Kong with a fixed interest rate of 6% per annum, repayable on December 31, 2024. The loan is unsecured and the fixed interest rate will increase to 15% per annum if there is any default on repayment.

As of September 30, 2025 and December 31, 2024, the aggregate outstanding principal and accrued interest was approximately $11.4 million and $11.6 million, respectively.

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

On October 16, 2024, Triller Corp. entered a short-term loan agreement with Giant Wisdom Ventures Limited for a principal of approximately $5.0 million with a fixed interest rate of 18% per annum. The loan is guaranteed by Triller Group and is collateralized by 5,000,000 shares of BKFC common stock. Both principal and accrued interest are due on January 16, 2025. In the event of a default, the interest rate increases to 21% per annum. As of September 30, 2025 and December 31, 2024, the aggregate outstanding principal and accrued interest was approximately $5.2 million.

In November and December 2024, the Company obtained aggregate short-term loans of approximately $0.5 million from its Chief Operating Officer (“COO”), bearing interest at 6% per annum, unsecured, and repayable on December 31, 2024 by the common stock of the Company, with the rate increasing to 15% per annum upon default. During the nine months ended September 30, 2025, the Company issued 518,000 shares of common stock to the COO in full repayment of these loans (see Note 14(a)(ii)). In September 2025, the Company obtained an additional $0.2 million short-term loan from the COO under the same terms and repaid it by issuing 150,000 shares of common stock in October 2025.

On March 21, 2025, the Company entered into short-term loan agreements with Giant Wisdom Ventures Limited for aggregate principal of $15.5 million with a fixed interest rate of 8% per annum and repayable in June and July 2025. The loans are guaranteed by Triller Hold Co LLC and secured by a pledge of 1,400,000 shares of common stock of BKFC owned by the Company.

As of September 30, 2025 and December 31, 2024, the aggregate outstanding loan balance was approximately $45.0 million and $29.2 million, respectively.

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

As of September 30, 2025 and December 31, 2024, the outstanding principal balance, net of debt discount, was approximately $0.2 million and $0.2 million, respectively.

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

As of September 30, 2025 and December 31, 2024, the TFI Note was reported at a fair value of approximately $46.3 million and $46.3 million, respectively, which is included in convertible debts under current liabilities in the condensed consolidated balance sheets. For the three and nine months ended September 30, 2025, there was no change in fair value of convertible debts in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

As of September 30, 2025 and December 31, 2024, the fair value of the note is approximately $6.8 million and $6.8 million, respectively. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company has not repaid the amount due and considered default of settlement.

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

As of September 30, 2025 and December 31, 2024, the Company issued convertible promissory notes in an aggregate of approximately $35.7 million and $32.6 million to Yorkville, respectively.

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

The Company recorded amortization of debt discount and direct issuance costs and accrued interest of convertible promissory notes payable in interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss of approximately $1.5 million and $4.3 million for the three and nine months ended September 30, 2025, respectively.

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

As of September 30, 2025 and December 31, 2024, there were 4,600,000 and 4,600,000 public warrants of Triller Group Warrants outstanding.

(b)	Replacement Warrants

On October 15, 2024, pursuant to the Merger Agreement, the Company issued 14,811,260 Triller Group Replacement Warrants to replace Triller Corp. warrants. Each replacement warrant entitles the holder thereof to purchase one share of common stock at a price range from approximately $0.03 to $26.70 per full share, subject to adjustment as discussed herein.

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

As of September 30, 2025 and December 31, 2024, there were 13,983,298 and 14,811,260 replacement warrants of Replacement Warrants outstanding, respectively.

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

As of September 30, 2025 and December 31, 2024, there were 1,469,840 and 1,469,840 Warrants - Class A of Triller Group Warrants outstanding, respectively, with aggregate value of approximately $1.0 million and $1.0 million, respectively.

(b)	Common Warrants

On June 28, 2024, the Company issued 1,431,561 common warrants to Yorkville, in connection with the Second A&R SEPA (see Note 10). Each common warrant entitles the holder to purchase 1 share of common stock with an exercise price of $5.85 per share.

As of September 30, 2025 and December 31, 2024, there were 1,431,561 and 1,431,561 common warrants of Triller Group Warrants outstanding, respectively.

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

Supplemental balance sheet information related to the operating lease was as follows:

	As of
	September 30, 2025	December 31, 2024
Operating lease:
Right-of-use asset	$12,626	$12,626
Less: accumulated amortization and impairment	(12,626)	(12,626)
Right-of-use asset, net	$—	$—

Lease liabilities:
Current lease liabilities	$1,280	$1,867
Non-current lease liabilities	—	807
Total lease liabilities	$1,280	$2,674

Operating lease expense for the three and nine months ended September 30, 2025 was approximately $0.5 million and $1.5 million, respectively.

Operating lease expense for the three and nine months ended September 30, 2024 was approximately $0.6 million and $1.9 million, respectively.

Other supplemental information about the Company’s operating lease as of September 30, 2025 and December 31, 2024 are as follow:

	As of
	September 30, 2025	December 31, 2024
Weighted average discount rate	5.25%	5.25%
Weighted average remaining lease term (years)	0.67	1.42

Maturities of operating lease liabilities as of September 30, 2025 were as follows:

For the year ending September 30,	Operating lease
2026	$1,299
Total minimum lease payments	1,299
Less: imputed interest	(19)
Total operating lease liabilities	$1,280

NOTE 14 — STOCKHOLDERS’ DEFICIT

(a)	Common Stock

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

During the nine months ended September 30, 2025, the Company issued 24,142,753 shares of common stock as follows:

(i)	2,043,962 shares of common stock for settlement of claims that relate to the affairs of Triller Corp. prior to the closing date of the merger transaction on October 15, 2024 with common stock held in escrow.

(ii)	518,000 shares of common stock to an officer of the Company for the repayment of short-term borrowings (see Note 10(c)).

(iii)	348,745 shares of common stock to certain consultants to compensate their services rendered.

(iv)	7,391,239 shares of common stock to a director, officers and employees of the Company to compensate for the contributions of their services and performance.

(v)	560,360 shares of common stock to the directors and officers for the settlement of the accrued salaries and salaries during the period.

(vi)	11,807,332 shares of common stock to settle 11,801,804 shares of Series A-1 preferred stock to be issued in related to the merger transaction completed on October 15, 2024.

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

3,227,500 shares of common stock to 13080 as the first installment in April 2025.

(viii)	779,016 shares of common stock to certain replacement warrant holders for exercising an aggregate of 779,016 replacement warrants in July 2025.

(ix)	489,439 shares of common stock, which had been issued in connection with the conversion of a convertible note of Triller Corp., were cancelled in July 2025 as the convertible note was fully repaid by cash in 2024.

There were 186,309,001 and 138,143,817 shares of common stock issued and outstanding, as of September 30, 2025 and December 31, 2024, respectively.

To the date of the accompanying unaudited condensed consolidated financial statements issued, there were 197,266,991 shares of common stock issued and outstanding. The subsequent issuance of common stocks is listed from (i) to (v) and (vii) to (viii) in Note 18.

For the three and nine months ended September 30, 2025, the Company recorded approximately $14.3 million and $60.2 million stock-based compensation expense, respectively which is included in the personal and benefit expense and legal and professional fee in the unaudited condensed consolidated statements of operations and comprehensive loss.

For the three and nine months ended September 30, 2024, the Company recorded approximately $3.9 million and $6.4 million stock-based compensation expense, respectively which is included in the personal and benefit expense and legal and professional fee in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

During the nine months ended September 30, 2025, the Company issued 11,807,332 shares of common stocks to settle 11,801,804 shares of Series A-1 preferred stock to be issued in connection with the merger transaction.

As of September 30, 2025 and December 31, 2024, there was nil and 11,801,804 shares of Series A-1 preferred stock to be issued.

(d)	Common Stock To Be Issued

The Company has committed to issue common stocks as compensation for services:

(i)	9,672,500 common stocks to a consultant under a consulting agreement. In April 2025, 3,227,500 shares of common stock issued to 13080 as the first installment (see Note 13(a)(vii)).

(ii)	5,340,211 common stocks to directors, officers and employees under equity incentive plans for their service and performance

There were 11,795,211 and 15,022,711 shares of common stock to be issued as of September 30, 2025 and December 31, 2024, respectively.

(e)	Common Stock Held In Escrow

There were 24,206,246 shares of common stock deposited into an escrow account in the name of the Company, acting as escrow agent, in connection with the merger transaction completed on October 15, 2024.

During the nine months ended September 30, 2025 and 2024, 2,043,962 and nil shares common stock held in escrow, respectively are transferred out to settle claims that relate to the affairs of Triller Corp. prior to the closing date of the merger transaction with common stock held in escrow.

There were 21,978,469 and 24,022,431 shares of common stock held in escrow issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.

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

In January 2025, the Company approved and granted 3,636,000 shares of common stock as RSUs to employees as additional compensation under the Scheme. These RSUs typically will be vested over two years period from 2025 to 2027.

For the RSUs, the fair value is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis. The valuations assume no dividends will be paid. The Company has assumed 10% forfeitures.

As of September 30, 2025 and December 31, 2024, 2,630,707 and 388,683 shares of common stock are available to issue under the plans, respectively.

During the three and nine months ended September 30, 2025, the Company recorded approximately $0.1 million and $1.5 million stock-based compensation expense, respectively which is included in the personnel and benefit expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

During the three and nine months ended September 30, 2024, the Company recorded approximately $0.3 million and $0.8 million stock-based compensation expense, respectively which is included in the personnel and benefit expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2025 and December 31, 2024, total unrecognized compensation remaining to be recognized in future periods for RSUs totaled approximately $2.6 million and $0.5 million, respectively. They are expected to be recognized over the weighted average period ranging from 0.60 to 0.72 years.

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

As of September 30, 2025 and December 31, 2024, 13,133,365 and 24,508,411 shares of common stock are available to issue under this plan.

NOTE 15 — INCOME TAX EXPENSE

The provision for income tax expense consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

U.S.	$—	$—	$—	$—
Other than U.S.	42	37	97	98
Income tax expense	42	37	97	98

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

Current tax	$42	$37	$97	$98
Deferred tax	—	—	—	—
Income tax expense	42	37	97	98

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

For the nine months ended September 30, 2025 and 2024, Hong Kong profits tax is calculated in accordance with the two-tiered profits tax rates regime. The applicable tax rate for the first HK$2 million of assessable profits is 8.25% and assessable profits above HK$ 2 million will continue to be subject to the rate of 16.5% for corporations in Hong Kong, effective from the year of assessment 2018/2019.

The following table sets forth the significant components of the deferred tax assets of the Company as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025	December 31, 2024
Deferred tax assets, net:
Net operating loss carryforwards	$17,266	$10,446
Less: valuation allowance	(17,266)	(10,446)
Deferred tax assets, net:	$—	$—

As of September 30, 2025, the operations incurred approximately $94.1 million of cumulative net operating losses, which can be carried forward to offset future taxable income. Net operating loss can be carried forward indefinitely but cannot be carried back to prior years. There are no group relief provisions for losses or transfers of assets under Hong Kong tax regime. Each company within a corporate group is taxed as a separate entity. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes that it is more likely that not all of these assets will be realized in the future. The valuation allowance is reviewed annually.

Uncertain tax positions

The Company evaluates the uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of September 30, 2025 and December 31, 2024, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties related to potential underpaid income tax expenses for the nine months ended September 30, 2025 and 2024 and also did not anticipate any significant increases or decreases in unrecognized tax benefits in the next 12 months from September 30, 2025.

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

(i)	Related party balances

Related party balances consisted of the following:

		As of
		September 30, 2025	December 31, 2024
Balance with related parties:
Other current liabilities	(a)	$3,425	$1,251
Borrowings	(b)	$47,323	$29,181
Long-term investment – Investment E	(c)	$525	$525
Convertible debts	(d)	$53,106	$53,106

(a)	Other current liabilities due to related parties represented the interest payable accrued on the short-term borrowings from four related parties.

(b)	Borrowings consisted of short-term loans obtained from the Company’s senior management, major stockholder of ultimate holding company, a company controlled by director of subsidiaries and a stockholder. The amounts were secured, interest-bearing and repayable on demand (see Note 10(c)).

(c)	The Company purchased 4% equity interest in Investment E from a related party in May 2021, based on historical cost. The Company has a common director with Investment E.

(d)	TFI Note obtained from the Company’s major stockholder of ultimate holding company. The amount was secured, interest-bearing, and repayable on demand. The Company issued an exchangeable note of approximately $5.4 million to Giant Wisdom Ventures Limited which bears interest at a fixed rate of 15% per annum and mature on January 16, 2025. The note is secured by a pledge of 5,000,000 shares of common stock of BKFC owned by the Company (see Note 11).

(ii)	Transactions with related parties

In the ordinary course of business, during the nine months ended September 30, 2025 and 2024, the Company involved with transactions, either at cost or current market prices and on the normal commercial terms among related parties. The following table provides the transactions with these parties for the periods as presented (for the portion of such period that they were considered related):

		For the three months ended September 30,		For the nine months ended September 30,
		2025	2024	2025	2024
Nature of transactions
Asset management service income	(e)	$—	$245	$—	$730
Office and operating fee charge	(f)	1,254	1,089	3,619	3,281
Legal and professional fees	(g)	—	250	—	750
Interest expense	(h)	$840	$—	$2,239	$—

(e)	Under the management agreements, the Company shall provide management service to the portfolio assets held by two individual close-ended investment private funds in the Cayman Islands, which is controlled by the shareholder, for a compensation of asset management service fee income at the predetermined rate based on the respective portfolio of asset values invested by the final customers.

(f)	Pursuant to the service agreement, the Company agreed to pay the office and administrative expenses to the holding company for the use of office premises, including, among other things, building management fees, government rates and rent, office rent, and lease-related interest and depreciation that were actually incurred by the holding company.

(g)	On September 19, 2023, the Company entered into an advisory services agreement with a related company, which owned by the Chairman of the Company, for a monthly fee of approximately $0.8 million. The service will be terminated by either party upon 90 days prior written notice.

(h)	The interest expense incurred for borrowings from four related parties.

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

The Company is subject to claims asserted by Bobby Sarnevesht for alleged breach of a merger agreement and related contracts. The Company disputes the claims and the matter remains unresolved. As of September 30, 2025, the Company has accrued approximately $7.3 million as a liability pertaining to this dispute, which represents management’s best estimate of the probable loss.

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

(i)	In October 2025, the Company issued 48,946 shares of common stock to a replacement warrant holder for exercising 48,946 replacement warrants.

(ii)	In October 2025, the Company issued 280,000 shares of common stock at a price of $1.00 per share to the Chief Operating Officer of the Company for the repayment of short-term borrowings.

(iii)	In October 2025, the Company issued an aggregate of 1,500,000 shares of common stock to the independent directors of the Company under the 2024 Equity Incentive Plan.

(iv)	In October 2025, the Company issued an aggregate of 8,100,000 shares of common stock to the director and officers of the Company to compensate for the contributions of their services and performance.

(v)	In October to December 2025, the Company issued an aggregate of 900,000 shares of common stock to certain consultants to compensate for their services rendered, at a price of $1.00 per share.

(vi)

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

Following a hearing held on November 25, 2025, the Panel has granted the Company an exception period subject to the Company satisfying the following conditions:

●	File 2024 Form 10-K and delinquent Forms 10-Q for the quarters ended March 31, June 30, and September 30, 2025 on or before December 24, 2025;

●	Regain compliance with the $1.00 minimum bid-price requirement on or before February 27, 2026; and

●	File its 2025 Form 10-K on or before March 31, 2026.

(vii)	In November and December 2025, the Company issued an aggregate of 100,368 shares of common stock to the directors and officers of the Company under the Share Award Scheme.

(viii)	In December 2025, the Company issued 30,000 shares of common stock to an employee of Triller Corp. under the share award scheme of Triller Corp.

(ix)	On December 26, 2025, the Company received a determination letter from the Panel confirming the suspension trading on the Nasdaq Stock Market effective at the opening of the market on December 30, 2025 and delisting of the Company’s securities. This decision stems from the Company not having been able to file two periodic reports by a deadline of December 24, 2025 set by the Panel.

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

Our largest distribution channel is the FA Business, operating under the brand name Focus. With its large salesforce of financial advisors, “Focus” provides a wide range of financial products and independent advisory services to individual and corporate customers, primarily in connection with life insurance products. Our FA Business has been the clear market leader in the insurance brokerage industry in Hong Kong for decades, building up a large and highly productive salesforce. As of September 30, 2025, there were around 394 financial advisors at “Focus”, organized into 9 sales teams. Each team is led by a “tree head”, responsible for managing the financial advisors within their teams.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024:

The following tables set forth our results of operations for the periods presented in U.S. dollars (in thousands):

	Three months ended September 30, 2025
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue
Loans interest income	$—	$—	$—	$—	$—	$—
Commission	—	—	5,005	—	—	5,005
Recurring asset management service fees	—	—	651	—	—	651
Total revenue	—	—	5,656	—	—	5,656
Operating expenses
Commission expense	—	—	(3,928)	—	—	(3,928)
Sales and marketing expenses	(699)	—	703	(145)	—	(141)
Research and development expenses	(1,002)	204	(51)	(203)	—	(1,052)
Personal and benefit expenses	(4,078)	53	(29)	(14,381)	—	(18,435)
Legal and professional fee	—	—	—	(2,814)	—	(2,814)
Office and operating fee, related party	—	—	—	(1,254)	—	(1,254)
Provision for allowance for expected credit losses	—	—	(159)	—	—	(159)
Other general and administrative expenses	(1,662)	(482)	(465)	1,682	—	(927)
Total operating expenses	(7,441)	(225)	(3,929)	(17,115)	—	(28,710)
Other income (expense), net
Interest income	—	—	3	—	—	3
Interest expense	(2,610)	28	(152)	(970)		(3,704)
Foreign exchange (loss) gain, net	(47)	41	(566)	(42)	—	(614)
Others	6	(6)	(359)	395	—	36
Total other income (expense), net	(2,651)	63	(1,074)	(617)	—	(4,379)
Income tax expense	—	—	(42)	—	—	(42)
Net income (loss)	$(10,092)	$(162)	$611	$(17,732)	$—	$(27,375)

	Three months ended September 30, 2024
	Financial services	Corporate	Elimination	Consolidated
Revenue
Commission	$4,785	$—	$—	$4,785
Asset management service fees	595	—	—	595
Loans interest income	60	—	—	60
Total revenue	5,440	—	—	5,440
Operating expenses
Commission expense	(1,934)	—	—	(1,934)
Sales and marketing expenses	(93)	—	—	(93)
Research and development expenses	(401)	—	—	(401)
Personal and benefit expenses	(3,756)	(3,071)	—	(6,827)
Legal and professional fee	(2,594)	—	—	(2,594)
Legal and professional fee, related party	—	(250)	—	(250)
Office and operating fee, related party	(564)	(525)	—	(1,089)
Provision for allowance for expected credit losses	(134)	(1)	—	(135)
Other general and administrative expenses	2,251	(3,403)	—	(1,152)
Total operating expenses	(7,225)	(7,250)	—	(14,475)
Other income (expense)
Interest income	303	—	—	303
Interest expense	(46)	(1,102)	—	(1,148)
Foreign exchange gain, net	—	1,104	—	1,104
Change in fair value of warrant liabilities	—	(632)	—	(632)
Others	—	26	—	26
Total other income (expense), net	257	(604)	—	(347)
Income tax expense	(37)	—	—	(37)
Net loss	$(1,565)	$(7,854)	$—	$(9,419)

Revenue

The following table summarizes the major operating revenues for the three months ended September 30, 2025 and 2024:

	Three Months ended September 30,
	2025	2024	Variance
	(US$ in thousands)		$	%
Business segment
Social media	$—	$—	—	—
Sports streaming	—	—	—	—
Financial services	5,656	5,440	216	3.97
TOTAL	$5,656	$5,440	216	3.97

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

No income from social media and sports streaming business segments are generated during the three months ended September 30, 2025 and 2024. The Company generated minimal operations in these two segments during the three months ended September 30, 2025.

Financial services

Financial services business segment mainly comprises of commission income, recurring assets management service income, and interest income. Income from financial services slightly increased by $0.2 million or 3.97% from $5.4 million for the three months ended September 30, 2024 to $5.6 million for the three months ended September 30, 2025.

Operating Expenses

Commission Expense

The commission expense related to financial services increased by $2.0 million, or 103.10% from $1.9 million for the three months ended September 30, 2024 to $3.9 million for the three months ended September 30, 2025. As a result of the increase in revenue associated with the financial services, commission expense increased correspondingly.

Sales and Marketing Expense

Sales and marketing expense slightly increased by $0.04 million or 51.61% from $0.09 million for the three months ended September 30, 2024 to $0.1 million for the three months ended September 30, 2025.

Research and Development Expense

Research and development expense increased by $0.7 million, or 162.34% from $0.4 million for the three months ended September 30, 2024 to $1.1 million for the three months ended September 30, 2025. The increase was primarily due to additional expense incurred by Triller Corp. and its subsidiaries, which was acquired on October 15, 2024.

Personnel and Benefit Expense

Personnel and benefit expenses primarily consist of personnel-related costs and benefits and stock-based compensation costs for our administrative, legal, human resources, information technology, corporate development, finance and accounting employees and executives.

	Three months ended September 30,
	2025	2024	Variance
	(US$ in thousands)		$	%
Personnel and benefit	$5,950	$3,517	2,433	69.18
Share-based compensation to employees	12,485	3,310	9,175	277.19
TOTAL	$18,435	$6,827	11,608	170.03

Personnel and benefit cost increased by $2.4 million, or 69.18% from $3.5 million for the three months ended September 30, 2024 to $5.9 million for the three months ended September 30, 2025. The increase was primarily attributable to the additional headcount from the acquisition of Triller Corp. and its subsidiaries, which was completed on October 15, 2024.

Stock-based compensation for executive directors and employees increased by $9.2 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase was primarily due to the settlement of accrued salaries to certain executive directors and employees of the Company and the amortization of the fair value of restricted share units. The fair value of the restricted share units is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis.

Legal and Professional Fees

Legal and professional fees mainly consisted of certain professional consulting services in legal, audit, accounting and taxation, and others.

	Three months ended September 30,
	2025	2024	Variance
	(US$ in thousands)		$	%
Legal and professional fee	$1,246	$1,915	(669)	(34.93)
Legal and professional fee, related party	—	250	(250)	(100.00)
Consulting fees (stock-based related)	1,568	679	889	130.93
TOTAL	$2,814	$2,844	(30)	(1.05)

Legal and professional fees decreased by $0.7 million, or 34.93%, from $1.9 million for the three months ended September 30, 2024, to $1.2 million for the three months ended September 30, 2025. The decrease was primarily attributable to the decrease in the US legal counsel fees incurred during the period.

Consulting fees under stock-based compensation increased by $0.9 million or 130.93% for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase was mainly attributed to the increase in corporate strategic consultancy and business marketing service rendered by certain third party consultants.

Provision for allowance for expected credit losses

In accordance with Accounting Standards Codification (“ASC”) Topic 326 “Credit Losses – Measurement of Credit Losses on Financial Instruments” (ASC Topic326), the Company utilizes the current expected credit losses (“CECL”) model to determine an allowance that reflects its best estimate of the expected credit losses on accounts receivable, loans receivable, notes receivable, and deposits, prepayments and others receivable which is recorded as a liability to offset the receivables. For the three months ended September 30, 2025 and 2024, the aggregated provision for allowance for expected credit losses on accounts receivable, loans receivable, notes receivable, and other receivables was $0.2 million and $0.1 million, respectively.

Other General and Administrative Expense

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

The aggregate other general and administrative expenses slightly decreased by $0.2 million, or 19.53% from $1.1 million for the three months ended September 30, 2024 to $0.9 million for the three months ended September 30, 2025.

Other Income (Expense), net

Other income (expense), net primarily consisted of interest income, foreign exchange loss, net, and interest expense.

For the three months ended September 30, 2025, the aggregate other expense, net increased by $3.9 million or 1,133.14% as compared to the same period in 2024. The increase was mainly attributable to the increase in interest expense of $2.6 million, which were mainly incurred by Triller Corp and its subsidiaries and the increase in foreign exchange loss of $1.7 million.

Net Loss

Net loss increased by $18.0 million, or 190.6% for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase was primarily due to the increase in operating expenses and other expense, net in three segments.

Nine months ended September 30, 2025 vs nine months ended September 30, 2024

	Nine months ended September 30, 2025
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue
Loans interest income	$—	$—	$35	$—	$—	$35
Commission	—	—	14,649	—	—	14,649
Recurring asset management service fees	—	—	1,268	—	—	1,268
Total revenue	—	—	15,952	—	—	15,952
Operating expenses
Commission expense	—	—	(9,757)	—	—	(9,757)
Sales and marketing expenses	(699)	—	633	(145)	—	(211)
Research and development expenses	(3,305)	—	(149)	(682)	—	(4,136)
Personal and benefit expenses	(12,149)	(621)	(140)	(61,658)	—	(74,568)
Legal and professional fee	—	—	—	(14,583)	—	(14,583)
Office and operating fee, related party	—	—	—	(3,619)	—	(3,619)
Provision for allowance for expected credit losses	—	—	(297)	—	—	(297)
Other general and administrative expenses	(6,553)	(535)	(6,584)	8,800	—	(4,872)
Total operating expenses	(22,706)	(1,156)	(16,294)	(71,887)	—	(112,043)
Other income (expense), net
Interest income	165	—	8	—	—	173
Interest expense	(8,012)	(356)	(462)	(4,847)		(13,677)
Foreign exchange gain, net	362	—	1,952	1	—	2,315
Bad debts written-off	(5,441)	—	—	—	—	(5,441)
Others	6	(6)	(209)	395	—	186
Total other income (expense), net	(12,920)	(362)	1,289	(4,451)	—	(16,444)
Income tax expense	—	—	(97)	—	—	(97)
Net income (loss)	$(35,626)	$(1,518)	$850	$(76,338)	$—	$(112,632)

	Nine months ended September 30, 2024
	Financial services	Corporate	Elimination	Consolidated
Revenue
Commission	$15,661	$—	$—	$15,661
Asset management service fees	2,233	—	—	2,233
Loans interest income	123	—	—	123
Total revenue	18,017	—	—	18,017
Operating expenses
Commission expense	(7,697)	—	—	(7,697)
Sales and marketing expenses	(606)	—	—	(606)
Research and development expenses	(1,354)	—	—	(1,354)
Personal and benefit expenses	(6,458)	(11,906)	—	(18,364)
Legal and professional fee	(4,707)	—	—	(4,707)
Legal and professional fee, related party	—	(750)	—	(750)
Office and operating fee, related party	(1,694)	(1,587)	—	(3,281)
Provision for allowance for expected credit losses	(1,722)	(156)	—	(1,878)
Other general and administrative expenses	1,137	(4,578)	—	(3,441)
Total operating expenses	(23,101)	(18,977)	—	(42,078)
Other income (expense)
Interest income	390	—	—	390
Interest expense	(148)	(1,575)	—	(1,723)
Foreign exchange gain, net	—	826	—	826
Change in fair value of warrant liabilities	—	(4,281)	—	(4,281)
Others	—	98	—	98
Total other income (expense), net	242	(4,932)	—	(4,690)
Income tax expense	(98)	—	—	(98)
Net loss	$(4,940)	$(23,909)	$—	$(28,849)

Revenue

The following table summarizes the major operating revenues for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024	Variance
	(US$ in thousands)		$	%
Business segment
Social media	$—	$—	—	—
Sports streaming	—	—	—	—
Financial services	15,952	18,017	(2,065)	(11.46)
TOTAL	$15,952	$18,017	(2,065)	(11.46)

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

No income from social media and sports streaming business segments are generated during the nine months ended September 30, 2025 and 2024. The Company generated minimal operations in these two segments during the nine months ended September 30, 2025.

Financial services

Financial services business segment mainly comprises of commission income, recurring assets management service income, and interest income. Income from financial services decreased by $2.1 million or 11.46% from $18.0 million for the nine months ended September 30, 2024 to $15.9 million for the nine months ended September 30, 2025. The decrease in revenue is primarily attributed to the economic recession and outward migration in Hong Kong.

Operating Expenses

Commission Expense

The commission expense related to financial services increased by $2.1 million, or 26.76% from $7.7 million for the nine months ended September 30, 2024 to $9.8 million for the nine months ended September 30, 2025. As a result of the increase in commission rate associated with the financial services, commission expense increased correspondingly.

Sales and Marketing Expense

Sales and marketing expenses decreased by $0.4 million or 65.18% from $0.6 million for the nine months ended September 30, 2024 to $0.2 million for the nine months ended September 30, 2025. The decrease was mainly attributed to lower spending associated with “AGBA” corporate branding.

Research and Development Expense

Research and development expenses increased by $2.8 million, or 205.47% from $1.3 million for the nine months ended September 30, 2024 to $4.1 million for the nine months ended September 30, 2025. The increase was primarily due to additional expense incurred by the Triller Corp. and its subsidiaries, which was acquired on October 15, 2024.

Personnel and Benefit Expense

	Nine months ended September 30,
	2025	2024	Variance
	(US$ in thousands)		$	%
Personnel and benefit	$20,716	$12,987	7,729	59.51
Stock-based compensation to employees	53,852	5,377	48,475	901.53
TOTAL	$74,568	$18,364	56,204	306.06

Personnel and benefit cost increased by $7.7 million, or 59.51% from $13.0 million for the nine months ended September 30, 2024 to $20.7 million for the nine months ended September 30, 2025. The increase was primarily attributable to the additional headcount from the acquisition of Triller Corp. and its subsidiaries, which was completed on October 15, 2024.

Stock-based compensation for executive directors and employees increased by $48.5 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was primarily due to the settlement of accrued salaries to certain executive directors and employees of the Company and the amortization of the fair value of restricted share units. The fair value of the restricted share units is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis.

Legal and Professional Fees

	Nine months ended September 30,
	2025	2024	Variance
	(US$ in thousands)		$	%
Legal and professional fees	$8,526	$3,612	4,914	136.05
Legal and professional fees, related party	—	750	(750)	(100.00)
Consulting fees (stock-based related)	6,057	1,095	4,962	453.15
TOTAL	$14,583	$5,457	9,126	167.23

Legal and professional fees increased by $4.9 million, or 136.05%, from $3.6 million for the nine months ended September 30, 2024, to $8.5 million for the nine months ended September 30, 2025. The increase was primarily attributable to the additional legal and professional fees incurred by Triller Corp. and its subsidiaries, which was acquired on October 15, 2024.

Consulting fees under stock-based compensation increased by $5.0 million or 453.15% for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was mainly attributed to the increase in corporate strategic consultancy and business marketing service rendered by certain third party consultants.

Provision for allowance for expected credit losses

In accordance with Accounting Standards Codification (“ASC”) Topic 326 “Credit Losses – Measurement of Credit Losses on Financial Instruments” (ASC Topic326), the Company utilizes the current expected credit losses (“CECL”) model to determine an allowance that reflects its best estimate of the expected credit losses on accounts receivable, loans receivable, notes receivable, and deposits, prepayments and others receivable which is recorded as a liability to offset the receivables. For the nine months ended September 30, 2025 and 2024, the aggregated provision for allowance for expected credit losses on accounts receivable, loans receivable, notes receivable, and other receivables was $0.3 million and $1.9 million, respectively.

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

The aggregate other general and administrative expenses increased by $1.4 million, or 41.59% from $3.4 million for the nine months ended September 30, 2024 to $4.9 million for the nine months ended September 30, 2025. The increase was primarily attributable to the additional expenses incurred by Triller Corp. and its subsidiaries, which was acquired on October 15, 2024.

Other Income (Expense), net

Other income (expense), net consist of interest income, foreign exchange gain, net, sundry income and offset by interest expense and bad debts written-off.

For the nine months ended September 30, 2025, the aggregate other expense, net increased by $11.8 million or 250.62%. The increase was mainly attributable to the increase in bad debts written-off of $5.4 million and interest expense of $12.0 million, which were mainly incurred by Triller Corp and its subsidiaries. These amounts were offset by the increase in foreign exchange gain, net of $1.5 million and decrease in change in fair value of warrant liabilities of $4.3 million.

Net Loss

Net loss increased by $83.8 million, or 290.42% for the nine months ended September 30, 2025, as compared to the same period in 2024. The increase was primarily due to the increase in operating expenses and total other expense, net in three segments.

Liquidity and Capital Resources

Sources of Liquidity

We have a history of operating losses and negative cash flow. For the nine months ended September 30, 2025, we reported a net loss of $112.6 million and reported a negative operating cash flow of $22.1 million. As of September 30, 2025, our cash balance was $2.9 million for working capital use. Our management estimates that currently available cash will not be able to provide sufficient funds to meet the planned obligations for the next 12 months.

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

Cash Flows

As of September 30, 2025, we had cash and cash equivalents totaling $2.9 million, and $11.5 million in restricted cash.

As of December 31, 2024, we had cash and cash equivalents totaling $3.1 million, and $14.2 million in restricted cash.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2025	2024
	(US$ in thousands)
Net cash used in operating activities	$(22,139)	$(20,742)
Net cash provided by investing activities	1,527	2,579
Net cash provided by financing activities	17,609	18,255
Effect on exchange rate change on cash and cash equivalents	121	(19)
Net change in cash, cash equivalents and restricted cash	(2,882)	73
Cash, cash equivalents and restricted cash, at the beginning	17,261	18,678
Cash, cash equivalents and restricted cash, at the end	$14,379	$18,751
Representing as:
Cash and cash equivalents	2,897	5,093
Restricted cash – fund held in escrow	11,482	13,658
	$14,379	$18,751

The following table sets forth a summary of our working capital:

	September 30, 2025	December 31, 2024	Variance
	(US$ in thousands)		$	%
Total Current Assets	$16,756	$24,089	(7,333)	(30.44)
Total Current Liabilities	340,205	295,738	44,467	15.04
Working Capital Deficit	$(323,449)	$(271,649)	(51,800)	(19.07)

Working Capital Deficit

The working capital deficit as of September 30, 2025 and December 31, 2024 was amounted to approximately $323.4 million and $271.6 million, respectively, an increase of $51.8 million or 19.07%. The increase was mainly attributable to the increase in current liabilities related to the acquisition of Triller Corp. and its subsidiaries, which completed on October 15, 2024.

Cash Flows from Operating Activities

Net cash used in operating activities was $22.1 million and $20.7 million for the nine months ended September 30, 2025 and 2024, respectively.

Net cash used in operating activities for the nine months ended September 30, 2025 was primarily the result of the net loss of $112.6 million, decrease in escrow liabilities of $2.7 million, decrease in operating lease liabilities of $1.4 million, increase in accounts receivable of $1.4 million and increase in loans receivables of $0.3 million. These amounts were partially offset by the increase in accounts payable and other current liabilities of $14.7 million, increase in other current liabilities, related parties of $3.4 million, and non-cash adjustments consisting of stock-based compensation expense of $60.2 million, interest expense on borrowings of $13.7 million, net foreign exchange gain of $2.3 million, bad debts written-off of $5.4 million, and provision for allowance for expected credit losses of $0.3 million.

Net cash used in operating activities for the nine months ended September 30, 2024 was primarily the result of the net loss of $28.8 million, increase in deposits, prepayments, and others receivable of $0.6 million, decrease in accounts payable and other current liabilities of $2.3 million, decrease in escrow liabilities of $3.2 million, decrease in lease liabilities of $1.5 million and decrease in income tax payable of $0.1 million. These amounts were partially offset by the decrease in accounts receivable of $0.7 million, loans receivable of $0.05 million, and non-cash adjustments consisting of stock-based compensation expense of $6.4 million, lease expense of $1.9 million, depreciation of property and equipment of $0.07 million, interest income of $0.4 million, interest expense on convertible promissory notes payable of $1.1 million, interest expense on borrowings of $0.6 million, net foreign exchange gain of $0.8 million, provision for allowance for expected credit losses of $1.9 million, and change in fair value of warrant liabilities of $4.3 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2025 of $1.5 million was primarily due to proceeds from the disposal of assets held for sale.

Net cash provided by investing activities for the nine months ended September 30, 2024 of $2.6 million was primarily due to proceeds from sale of long-term investments of $2.2 million and proceeds from sale of convertible notes receivable of $0.4 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 of $17.6 million was primarily due to proceeds from borrowings of $19.6 million which advanced by a related party and offset by the repayments of borrowings of $2.0 million.

Net cash provided by financing activities for the nine months ended September 30, 2024 of $18.3 million was primarily due to advances from the stockholder of $15.6 million and proceeds from convertible debts of $23.4 million, offset by issuance of promissory notes to Triller LLC of $20.0 million and repayment of borrowings of $0.8 million.

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

For the nine months ended September 30, 2025, we reported a net loss of approximately $112.6 million. With a significant decrease in our revenues, described in the paragraph below, we had an accumulated deficit of approximately $1,316.3 million as of September 30, 2025.

Coupled with the economic recession in Hong Kong, we reported a sales decline with total revenue of approximately $2.1 million for the nine months ended September 30, 2025, resulting with an operating loss of approximately $72.0 million. These circumstances give rise to substantial doubt that we will continue as a going concern and these unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of September 30, 2025, the Company involved with various legal proceedings:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this filing, the Company had defaulted on approximately $77.5 million of principal amount of outstanding debts. The total arrearage as of the date of this filing was approximately $93.8 million, which includes both principal and interest.

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

Triller Group Inc.

Date: April 14, 2026	By:	/s/ Ng Wing Fai
	Name:	Ng Wing Fai
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 14, 2026	By:	/s/ Shu Pei Huang, Desmond
	Name:	Shu Pei Huang, Desmond
	Title:	Acting Chief Financial Officer
(Principal Financial and Accounting Officer)