Form 10-K
period 2025-12-31
Triller Group Inc.
filed 2026-04-14
CIK 1769624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐

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

At June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stocks of the registrant held by non-affiliates of the registrant was $60,947,295.

The number of shares of the common stocks of the registrant outstanding as of April 13, 2026 was 197,466,991.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TRILLER GROUP INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

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

We operate within the global digital content marketplace, which is estimated to reach $577.4 billion in 2023 according to Statistica’s August 2023 report on worldwide digital media, and we focus our efforts on the $250 billion creator economy, as forecasted in a recent Goldman Sachs report on the creator economy. Goldman Sachs Research estimated the creator economy could reach $480 billion by 2027 in its April 2023 report titled “The creator economy could approach half-a-trillion dollars by 2027.” Our revenue was $21.6 million and $27.5 million in the fiscal years ended December 31, 2025 and 2024. We have incurred net losses in each year since our inception, including $174.5 million and $1,138.0 million for the fiscal years ended December 31, 2025 and 2024, respectively.

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

As of December 31, 2025, we worked with 338 independent financial advisors.

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

In June and August 2021, TAG Technologies purchased an additional aggregate of 14,000,000 ordinary B shares of Tandem at the price of £0.15 per share, for cash consideration of approximately US$2.9 million (equivalent to approximately £2.1 million). We currently own 4.30% equity interest in Tandem.

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

On March 18, 2022, we entered into a sale and purchase agreement with the stockholder to acquire 4,158,963 shares of CurrencyFair for a cash consideration of US$7.84 million. The transaction closed in April 2022, resulting in the ownership of 9.98% equity interest in CurrencyFair.

3) Goxip

Goxip is a fashion media platform based in Hong Kong with over one million high-end fashion shoppers. Its digital marketing arm matches key opinion leaders (KOLs) with marketers and brands for lead generation, launching and monetizing marketing campaigns. We currently own a 3.30% equity interest in Goxip.

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

Our Corporate Information

We were originally incorporated on October 8, 2018 in the British Virgin Islands as a special purpose acquisition company under the former name of AGBA Acquisition Limited (“AAL”). In connection with the consummation of the Business Combination (as defined below), we changed our name from “AGBA Acquisition Limited” to “AGBA Group Inc.”. On October 15, 2024, the Company consummated the merger transaction with Triller Corp., a Delaware corporation, pursuant to that certain Amended and Restated Agreement and Plan of Merger, dated as of August 30, 2024, as amended, by and between AGBA, its wholly owned subsidiary AGBA Social Inc., Triller Corp. and Bobby Sarnevesht, as sole representative of the Triller Corp. stockholders. Our principal executive office is located at 7119 West Sunset Boulevard, Suite 782 Los Angeles, CA.

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

Facilities

Our headquarters in Hong Kong was originally located at AGBA Tower, 68 Johnston Road, Wan Chai, Hong Kong, which cover approximately 40,000 square feet pursuant to an operating lease in a term of 6 years that was expired in February, 2026. The headquarters in Hong Kong is located at 20/F. FOYER, 625 King’s Road, North Point, Hong Kong, which cover approximately 12,000 squares feet pursuant to an operating lease in a term of 4 years that will expire in November 2029.

The lease agreement for the building, between Island Land Development Limited, as landlord, was executed on December 4, 2025. We believe our current facility is suitable and adequate to meet our current needs.

Employees

As of December 31, 2025, we had 144 full-time and full-time equivalent employees. None of the employees are represented by a labor union, and we consider our employee relations to be good.

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

Our auditor, Enrome LLP, the independent registered public accounting firm that issues the audit report included elsewhere in this annual report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is headquartered in Singapore, and is currently subject to inspection by the PCAOB on a regular basis. As of the date of this annual report, the PCAOB has not yet issued an inspection report for Enrome LLP.

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

Triller has material weakness in internal control over financial reporting

We have identified a material weakness in our internal control over financial reporting relating to the accounting treatment for our investment in Bare Knuckle Fighting Championships, Inc. (“BKFC”). Specifically, we lacked accounting personnel with the appropriate level of knowledge and experience to assess whether the Company continued to exercise significant influence over BKFC following certain changes in our ownership interest, resulting in the incorrect consolidation of BKFC’s results in our financial statements rather than accounting for the investment at cost less impairment under ASC 321.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or quarterly financial statements will not be prevented or detected on a timely basis. While management has initiated remediation efforts, including engaging external subject matter experts and implementing additional training and review procedures, there can be no assurance that these measures will be sufficient to remediate the material weakness or prevent future material weaknesses from being identified.

If we are unable to remediate the material weakness, or if additional material weaknesses are identified in the future, it could adversely affect our ability to comply with our reporting obligations under the Exchange Act, result in restatements of previously issued financial statements, impair investor confidence, and limit our ability to access the capital markets.

Auditor Transition Risk

During the fiscal year ended December 31, 2025, we transitioned our independent registered public accounting firm from WWC, P.C. (PCAOB ID 1171) to Enrome LLP (PCAOB ID 6907). Transitions between audit firms require the new auditor to perform onboarding procedures, develop an understanding of the company’s accounting policies, internal controls and business operations, and perform its own independent audit procedures. These requirements may result in compressed audit timelines, increased audit fees, and potential delays in the filing of periodic reports with the SEC.

The Company has previously experienced significant delays in its periodic filings, and the auditor transition has contributed to compressed timelines for the completion of the FY2025 audit. There can be no assurance that the transition will not result in further filing delays or that issues may not be identified during the new auditor’s review that were not previously flagged by the predecessor auditor.

Inability to Adequately Fund Legal Defence

We are party to multiple significant litigation matters, as described in Item 3 and Note 21 to the consolidated financial statements, involving aggregate claimed damages substantially in excess of our current liquid resources. These matters include, among others, claims by Yorkville (approximately $38.1 million), outstanding music licensing obligations ($30.0 million), and numerous other claims from former officers, vendors and counterparties.

Our current liquidity position may limit our ability to adequately fund the defence of these matters. If we are unable to retain or compensate legal counsel, we face an increased risk of default judgments, adverse rulings on procedural motions, and unfavourable settlements. Any such outcomes could materially increase our liabilities and further impair our financial condition.

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

Triller cannot be certain that the technologies that Triller has developed to repel spamming attacks will be able to eliminate all spam messages from its products. Spammers attempt to use Triller’s products to send targeted and untargeted spam messages to users, which may embarrass or annoy users and make Triller’s products less user friendly. Triller does not currently have procedures or processes in place to accurately estimate the number of bots or spammers on Triller’s Technology Platform, but are actively working to prevent bots and spammers from engaging on Triller’s platform. Triller’s actions to combat spam may also divert significant time and focus from improving its products. As a result of spamming activities, Triller’s users may use its products less or stop using them altogether, and result in continuing operational costs to Triller. Triller may also be subject to liability or claims related to such spamming activity.

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

Moreover, Triller competes with other forms of entertainment and leisure activities. While Triller monitors general market conditions, significant shifts in consumer demands that could materially alter public preferences for different forms of entertainment and leisure activities are difficult to predict. Failure to adequately identify and adapt to these competitive pressures could have a negative impact on Triller’s business.

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

Risk Factors Relating to Our Shares

Our shares were delisted from Nasdaq, and while we are seeking to resume trading on Nasdaq, there can be no assurance that our shares will be reinstated or that trading will resume on a timely basis, or at all.

On October 14, 2025, we received a delisting determination letter, and on November 17, 2025, an additional delisting determination letter, from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”), indicating that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) due to our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2025, June 30, 2025, and September 30, 2025.

We requested a hearing before the Nasdaq Hearings Panel (the “Panel”), which was held on November 25, 2025. On December 3, 2025, the Panel issued a decision granting us an exception to continue our shares on Nasdaq, subject to specified conditions, including that we (i) bring current our past-due filings by December 24, 2025, (ii) demonstrate compliance with Nasdaq’s $1.00 per share minimum bid price requirement by February 27, 2026, and (iii) file our Annual Report on Form 10-K for the year ended December 31, 2025 by March 31, 2026. We requested an extension of the December 24, 2025 filing deadline; however, on December 26, 2025, we received a notice from the Nasdaq Hearings Panel (“Panel”) stating that the Panel had determined to delist our shares from Nasdaq and that trading in our shares on Nasdaq would be suspended effective with the open of the market on December 30, 2025. On January 9, 2026, we appealed the Panel’s decision to the Nasdaq Listing and Hearing Review Council (the “Listing Council”). On March 24, 2026, the Listing Council issued a decision modifying the Panel’s delisting determination, providing that if we file our Annual Report on Form 10-K for the year ended December 31, 2025 by March 31, 2026, or by April 15, 2026 in reliance on SEC Rule 12b-25, trading in our shares will resume on Nasdaq on the following trading day, subject to timely notice by us to Nasdaq’s Listing Qualifications Staff. If we fail to file within that timeframe, our shares will be immediately delisted with no further right of appeal.

There can be no assurance that we will be able to meet the conditions set forth by the Listing Council within the prescribed timeframes, or at all. Even if trading in our shares resumes on Nasdaq, we may face future compliance challenges, including compliance with Nasdaq’s continued listing standards. If we fail to regain or maintain listing on Nasdaq, our shares could remain delisted, which could materially and adversely affect the liquidity, market price, and volatility of our shares, limit investors’ ability to buy and sell its securities, reduce analyst coverage and investor interest, and impair our ability to raise capital or use our shares as consideration in strategic transactions. Any of these consequences could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Substantial Doubt About Our Ability to Continue as a Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. However, as disclosed in Note 3 to the consolidated financial statements, there is substantial doubt about our ability to continue as a going concern.

For the year ended December 31, 2025, we reported a net loss of approximately $174.5 million and net cash outflows from operating activities of approximately $25.9 million. As of December 31, 2025, we had a working capital deficit of approximately $346.0 million, an accumulated deficit of approximately $1,378.2 million, and a stockholders’ deficit of approximately $328.1 million. As of the date of issuance of these financial statements, the Company has not repaid certain short-term loans, exchangeable notes and convertible promissory notes, all of which are past due and considered in default.

Our ability to continue as a going concern is dependent on our ability to raise additional capital and to successfully implement our operating plan. There can be no assurance that we will be able to obtain financing on acceptable terms, or at all. If we are unable to raise sufficient capital when needed, we may be required to curtail or discontinue our operations, pursue a sale of assets, seek protection under bankruptcy laws, or cease operations entirely. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If our auditors include a going concern qualification or explanatory paragraph in their report, it could further impair our ability to raise capital, maintain vendor and partner relationships, and retain key personnel.

Our share price has been, and could continue to be volatile.

There has been significant volatility in the market price and trading volume of equity securities, which may be unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations could negatively affect the market price of our stock. The market price and volume of our common stocks could fluctuate, and in the past has fluctuated, more dramatically than the stock market in general. Stockholders may not be able to resell their shares at or above the price they paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects or other factors. Some factors, in addition to the other risk factors identified above, that could have a significant effect on our stock market price include, but are not limited to, the following:

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

We intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of an investment in our common stocks will depend entirely upon any future share price appreciation. There is no guarantee that our common stocks will appreciate in value or even maintain the price at which our stockholders purchased their shares.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

We are not currently aware of any securities or industry analysts that actively publish research reports about our company. Following the suspension and delisting of our common stock from the Nasdaq Stock Market, we may have lost visibility in the financial markets, which could cause our share price or trading volume to decline further if and when trading resumes. There can be no assurance that analyst coverage will resume even if our securities are relisted. The trading market for our common stocks will depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. There can be no assurance that analysts will cover us or provide favorable coverage. If one or more of the analysts who cover us downgrade our stock or change their opinion of our stock, our share price would likely decline. If one or more of these analysts cease coverage of the Company or fail to regularly publish reports on the Company, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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

The development and operation of Triller’s Technology Platform is subject to physical, technological, security and other risks which may result in interruption in service or reduced capacity. These risks include physical damage, power loss, telecommunications failure, capacity limitation, hardware or software failures or defects and breaches of physical and cybersecurity by computer viruses, system break-ins or otherwise. An increase in the volume of usage of Triller’s Technology Platform could strain the capacity of the software and hardware employed to prevent and identify such failures, breaches and attacks, which could result in slower response time or system failures. In particular, Triller’s industry has witnessed an increase in the number, intensity and sophistication of cybersecurity incidents caused by hackers and other malicious actors such as foreign governments, criminals, hacktivists, terrorists and insider threats. Hackers and other malicious actors may be able to penetrate Triller’s network security and misappropriate or compromise Triller’s confidential, sensitive, personal or proprietary information, or that of third parties, and engage in the unauthorized use or dissemination of such information. They may be able to create system disruptions, or cause shutdowns. Hackers and other malicious actors may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack Triller’s products or otherwise exploit any security vulnerabilities of Triller’s systems. In addition, sophisticated hardware and operating system software and applications that Triller procures from third parties may contain defects in design or manufacture, including “bugs,” cybersecurity vulnerabilities and other problems that could unexpectedly interfere with the operation or security of its systems. The Company has not experienced any cybersecurity incidents during the year ended December 31, 2025 that it believes to have been material to the Company taken as a whole.

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

ITEM 2. PROPERTIES

Our headquarters in Hong Kong was originally located at AGBA Tower, 68 Johnston Road, Wan Chai, Hong Kong, which cover approximately 40,000 square feet pursuant to an operating lease in a term of 6 years that was expired in February, 2026. The headquarters in Hong Kong is located at 20/F. FOYER, 625 King’s Road, North Point, Hong Kong, which cover approximately 12,000 squares feet pursuant to an operating lease in a term of 4 years that will expire in November 2029.

The lease agreement for the building, between Island Land Development Limited, as landlord, was executed on December 4, 2025. We believe our current facility is suitable and adequate to meet our current needs.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may be subject to various legal proceedings, investigations, or claims that arise in the ordinary course of our business activities. Except for the proceedings below, the Company is not currently a party to any other legal proceedings the outcome of which, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on its business, financial condition, and results of operations.

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

HCA 2097/2020 and HCA 2098/2020

On December 15, 2020, the writs of summons were issued against the Company and the former consultant by the Plaintiff. This action alleged the misrepresentation and conspiracy causing the loss from the investment in corporate bond and claimed for compensatory damage of approximately $1.7 million. The Company previously made approximately $0.8 million as contingency loss for the year ended December 31, 2021. Parties participated in a mediation held on March 25, 2022 and negotiated for settlement through without prejudice correspondence, no settlement was reached. The pre-trial review is fixed to be heard on January 29, 2026 and the 6-days trial is fixed to be heard from May 14 to 21, 2026. The case is on-going and legal counsel of the Company will continue to handle this matter. As of December 31, 2025 and 2024, the Company accrued the legal provision of approximately $0.8 million as a liability in the consolidated balance sheets.

Sony Music Entertainment

On August 29, 2022, Sony Music Entertainment, Sony Music Entertainment U.S. Latin LLC, Arista Records LLC, Records Label, LLC and Zomba Recording LLC, or collectively, the Plaintiffs, filed a complaint in the United States District Court for the Southern District of New York captioned Sony Music Entertainment, et al. v. Triller, Inc., Case No. 1:22-cv-07380-PKC. On September 22, 2022, Plaintiffs filed a First Amended Complaint or the Complaint, against we alleging claims for breach of contract, copyright infringement pursuant to 17 U.S.C. § 1401, contributory copyright infringement, and vicarious copyright infringement. On May 16, 2023, the court entered partial final judgment in favor of Plaintiffs on Plaintiffs’ breach of contract claim and ordered the Company to pay Plaintiffs $4.6 million. Thereafter, the Company and the Plaintiffs entered into a Confidential Settlement Agreement dated July 21, 2023 to resolve Plaintiffs’ remaining claims and provide for an agreed plan for payment of the judgment, pursuant to which we agreed to pay an additional sum of money to Plaintiffs and, upon receipt by Plaintiffs of certain payments under the Agreement, Plaintiffs agreed to release claims arising under the Content Distribution Agreement, effective September 1, 2016, between the parties and this action. On May 22, 2024, Plaintiff filed a lawsuit against Triller Platform Co., Triller Corp., and Triller Hold Co LLC in New York for breach of settlement agreement. Though we have not fulfilled all of our payment obligations under the Agreement to date, we maintain an ongoing dialogue with Plaintiffs and make periodic progress payments when available. As of December 31, 2025 and 2024, we have recorded liabilities of $3.6 million for the unpaid amount owed.

Sony Music Publishing Europe Limited (SOLAR)

We have assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the complaint filed by SOLAR in the London, United Kingdom Circuit Common Court alleging claims of songwriter/producer music publishing rights infringement. A default judgement for £3.8 million was ruled in SOLAR’s favor and SOLAR filed an action in the Superior Court of California for the County of Los Angeles for recognition of this foreign country money judgment in the amount of $4.4 million. As of December 31, 2025 and 2024, we have included the amount of $4.4 million as a liability in the consolidated balance sheets.

Music Licensing

Although the Company did not generate any revenue from its social media or sports streaming business segments during the year ended December 31, 2025, it retains outstanding obligations under prior music licensing agreements totalling approximately $30.0 million as of December 31, 2025. The following risks relate primarily to these legacy obligations and to the Company’s ability to resume revenue-generating activities in these segments in the future.

We have outstanding contractual obligations to various record labels, music publishers and performing rights organizations (collectively, “Rightsholders”) who have licensed to us the right to use sound recordings and musical compositions in connection with the operation of the Triller app and other aspects of our business. As of December 31, 2025 and 2024, we have recorded liabilities in the amount of $30.0 million for unpaid amounts owed under its music licenses. We are also involved in various legal proceedings and have received threats of litigation from Rightsholders. We believe it may be or become liable to Rightsholders for additional amounts such as interest, penalty fees, attorneys’ fees, copyright infringement damages and other amounts, but is currently unable to estimate the probability of loss associated with these actions or the range or reasonably possible losses, if any, or the impact such losses may have on our results of operations, financial condition or cash flows.

Fox Plaza Lease

On August 29, 2023, Fox Plaza, LLC initiated an action against Proxima Media, LLC and Triller Platform Co. (erroneously sued as Triller, Inc.) in Los Angeles Superior Court alleging breach of lease against Proxima Media, LLC and breach of guaranty against Triller Platform Co. as a result of defendants’ alleged failure to pay rents owed under a commercial office lease. The plaintiff seeks damages in excess of $3.5 million, plus attorney’s fees, costs of suit, and additional damages to be proven at trial. We intend to vigorously defend ourselves in this matter. A mediation has been set for August 27, 2024. It is reasonably possible that the potential loss may exceed our accrued liability. As of December 31, 2025 and 2024, we have accrued a liability for this loss contingency in the amount of $1.75 million, which we believe represent the best estimate of the probable loss. It is reasonably possible that the ultimate resolution of this matter could differ from the amount accrued.

Concentrix Daksh

We have assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the arbitration with Concentrix Daksh Services India Private Ltd. (“Concentrix”). Concentrix alleges wrongful early termination of a services agreement and seeks damages of approximately $2.0 million in lost profits, plus interest and fees. We have accrued approximately $2.0 million as a liability pertaining to this matter. While we intend to defend the claim vigorously, we believe the recorded amount represents the probable loss as of December 31, 2025 and 2024.

Epic Sports & Entertainment

We have assumed the liabilities of Triller Hold Co LLC and Triller Fight Club LLC related to litigation with Epic Sports & Entertainment, Inc. (“Epic”) for alleged breach of a settlement agreement. Epic initially claimed damages of approximately $1.8 million, and recent settlement discussions indicate a potential settlement range of approximately $0.6 to $2.0 million. As of December 31, 2025 and 2024, we have accrued a legal provision of approximately $1.9 million as a liability in the consolidated balance sheets.

Samsung Arbitration Award

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the arbitration with Samsung Electronics Co., Ltd due to a breach of a commercial agreement and failure to pay the amounts owed under the contract. The U.S. District Court for the Central District of California confirmed the award and entered a judgment of approximately $2.6 million in May 2024, accruing interest at $368.43 per day, at a rate of 5.17% per annum until repaid. A writ of execution was issued on August 2, 2024, and a Judgment Debtor Examination is scheduled for February 24, 2025. The Company provided financial records in December 2024 in response to a subpoena. As of December 31, 2025 and 2024, the Company accrued approximately $3.0 million as a liability in the consolidated balance sheets.

Prem Parameswaren

We have assumed potential liabilities related to claims asserted by Prem Parameswaran, the former Chief Executive Officer of Triller Corp for alleged unpaid compensation. To avoid litigation, the parties reached an agreement in principle for a settlement consisting of $500,000 in cash, and 625,000 stock units which was issued and settled during the year ended December 31, 2025. As of December 31, 2025, we have accrued approximately $0.5 million in the consolidated balance sheets.

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

Bobby Sarnevesht

We are subject to claims asserted by Bobby Sarnevesht for alleged breach of a merger agreement and related contracts. We dispute the claims and the matter remains unresolved. As of December 31, 2025 and 2024, we have accrued approximately $3.0 million as a liability pertaining to this dispute, which represents our best estimate of the probable loss.

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

Action Case: HCA 301/2025

On February 16, 2026, a writ of summons was served on the Company by the plaintiff, Singway (B.V.I.) Company Limited, in connection with an alleged breach of a tenancy agreement relating to commercial premises located on the 3rd floor of Hopewell Centre in Hong Kong. The claim includes, among other things, recovery of vacant possession, arrears of rental payments, other outstanding charges, interest and damages in an aggregated amount of approximately $42.9 million. The Company is going to file and serve its defence and counterclaim on or before April 29, 2026. Legal counsel of the Company will continue to handle this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonably possible loss, if any.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock and warrant are currently listed on Nasdaq Capital Market under the symbol “ILLR” and “ILLRW.”

Holders of Record

As of December 31, 2025, we had 197,266,991 shares of common stock issued and outstanding, and 23,235,146 warrants outstanding. As of December 31, 2025, there were 1,943 registered holders of record of our common stock and 194 registered holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names. The actual number of holders of our common stock and warrants may be greater than our record holders.

Dividends

We have not paid any cash dividends on our common stocks to date and do not intend to pay cash dividends in the immediate future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to potentially repay any indebtedness and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board, subject to compliance with covenants in current and future agreements governing our and our subsidiaries’ indebtedness, and will depend on our results of operations, financial condition, capital requirements and other factors that our board may deem relevant.

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

Recent Sale of Unregistered Securities and Use of Proceeds

There have been no other unregistered sales of equity securities during the year ended December 31, 2025, which have not been previously disclosed on a Current Report on Form 8-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2025 with respect to the shares of the Company’s common stocks that may be issued under the TRILLER GROUP INC. Share Award Scheme.

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

We operate within the global digital content marketplace, which is estimated to reach $577.4 billion in 2023 according to Statistica’s August 2023 report on worldwide digital media, and we focus our efforts on the $250 billion creator economy, as forecasted in a recent Goldman Sachs report on the creator economy. Goldman Sachs Research estimated the creator economy could reach $480 billion by 2027 in its April 2023 report titled “The creator economy could approach half-a-trillion dollars by 2027.” Our revenue was $21.6 million and $27.5 million in the fiscal years ended December 31, 2025 and 2024. We have incurred net losses in each year since our inception, including $174.5 million and $1,138.0 million for the fiscal years ended December 31, 2025 and 2024, respectively.

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

Our largest distribution channel is the FA Business, operating under the brand name Focus. With its large salesforce of financial advisors, “Focus” provides a wide range of financial products and independent advisory services to individual and corporate customers, primarily in connection with life insurance products. Our FA Business has been the clear market leader in the insurance brokerage industry in Hong Kong for decades, building up a large and highly productive salesforce. As of December 31, 2025, there were around 338 financial advisors at “Focus”, organized into 9 sales teams. Each team is led by a “tree head”, responsible for managing the financial advisors within their teams.

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

For the year ended December 31, 2025, the Company made $21.6 million from commission in the financial services business. The revenue attributed to the Company during 2025 only captured an insignificant portion of the revenues actually generated by the financial advisors currently associated with Focus.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024:

The following tables set forth our results of operations by segment for the years ended December 31, 2025 and 2024 presented in U.S. dollars (in thousands):

	For the year ended December 31, 2025
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue
Loans interest income	$—	$—	$34	$—	$—	$34
Commission	—	—	20,308	—	—	20,308
Recurring asset management service fees	—	—	1,280	—	—	1,280
Total revenue	—	—	21,622	—	—	21,622
Operating expenses
Commission expense	—	—	(13,374)	—	—	(13,374)
Sales and marketing expenses	(583)	—	(680)	—	—	(1,263)
Research and development expenses	(2,971)	—	(1,157)	—	—	(4,128)
Personnel and benefit expenses	(14,547)	(2,362)	(165)	(90,891)	—	(107,965)
Legal and professional fee	(8,495)	(437)	(2,226)	(13,537)	—	(24,695)
Office and operating fee, related party	—	—	—	(4,256)	—	(4,256)
Reversal of allowance for expected credit losses	385	—	3	—	—	388
Other general and administrative expenses	(1,111)	(831)	(344)	(2,456)	—	(4,742)
Total operating expenses	(27,322)	(3,630)	(17,943)	(111,140)	—	(160,035)
Other income (expense), net
Interest income	—	—	10	—	—	10
Interest expense	(11,213)	(785)	(613)	(5,985)	—	(18,596)
Foreign exchange (loss) gain, net	537	(81)	1,967	4	—	2,427
Impairment on right-of-use assets	—	—	—	(2,773)	—	(2,773)
Bad debts written off	(5,441)	—	—	—	—	(5,441)
Investment loss, net	—	—	(7,086)	—	—	(7,086)
Change in fair value of convertible debts	(6,616)	—	—	—	—	(6,616)
Change in fair value of warrant liabilities	—	—	—	977	—	977
Change in fair value of asset held for sale	—	—	(218)	—	—	(218)
Others	—	—	1,242	54	—	1,296
Total other expense, net	(22,733)	(866)	(4,698)	(7,723)	—	(36,020)
Income tax expense	—	—	(109)	—	—	(109)
Net loss	$(50,055)	$(4,496)	$(1,128)	$(118,863)	$—	$(174,542)

	For the year ended December 31, 2024
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue
Loans interest income	—	—	151	—	—	151
Commission	—	—	20,348	—	—	20,348
Recurring asset management service fees	—	—	1,887	—	—	1,887
Advertising revenue	275	1	—	—	—	276
SaaS fees	707	—	—	—	—	707
Subscription fees and paid-per-view fees	19	4,088	—	—	—	4,107
Total revenue	1,001	4,089	22,386	—	—	27,476
Operating expenses
Operating expenses for social media and streaming platform	(522)	(3,491)	—	—	—	(4,013)
Commission expense	—	—	(10,531)	—	—	(10,531)
Sales and marketing expenses	(921)	(426)	(219)	—	—	(1,566)
Research and development expenses	(1,193)	(135)	(1,853)	—	—	(3,181)
Personnel and benefit expenses	(2,091)	(86)	(38,106)	(44,603)	—	(84,886)
Legal and professional fee	(3,048)	(70)	(2,321)	(16,931)	—	(22,370)
Legal and professional fee, related party	—	—	—	(949)	—	(949)
Office and operating fee, related party	—	—	(4,303)	—	—	(4,303)
Provision for allowance for expected credit losses	5	(10)	(2,544)	—	—	(2,549)
Other general and administrative expenses	(1,659)	(109)	(4,287)	(253)	—	(6,308)
Total operating expenses	(9,429)	(4,327)	(64,164)	(62,736)	—	(140,656)
Other income (expense), net
Interest income	6	—	19	765	(339)	451
Interest expense	(2,581)	(132)	(785)	(4,778)	339	(7,937)
Foreign exchange (loss) gain, net	—	16	(717)	—	—	(701)
Impairment on property and equipment	—	—	(104)	—	—	(104)
Impairment on intangible assets	(621)	(210)	(369)	—	—	(1,200)
Impairment on goodwill	(1,000,002)	(5,776)				(1,005,778)
Impairment on right-of-use assets	—	—	(1,664)	—	—	(1,664)
Investment loss, net	—	—	(15,971)	—	—	(15,971)
Change in fair value of convertible debts	4,447	—	—	—	—	4,447
Change in fair value of warrant liabilities	—	—	—	3,463	—	3,463
Sundry income	31	6	101	—	—	138
Total other expense, net	(998,720)	(6,096)	(19,490)	(550)	—	(1,024,856)
Income tax expense	—	—	—	—	—	—
Net loss	(1,007,148)	(6,334)	(61,268)	(63,286)	—	(1,138,036)

Revenues

The following table summarizes the major operating revenues for the years ended December 31, 2025 and 2024:

	Years ended December 31,
	2025	2024	Variance
	(US$ in thousands)		$	%
Business segment
Social media	$—	$1,001	(1,001)	(100.00)
Sports streaming	—	4,089	(4,089)	(100.00)
Financial services	21,622	22,386	(764)	(3.41)
TOTAL	$21,622	$27,476	(5,854)	(21.31)

Social media and Sports streaming

Since October 2024, we completed the merger transaction pursuant to the merger agreement, through which we acquired all of the equity interests of Triller Corp. Following the acquisition, Triller Corp.’s operations have been consolidated into our operations, consisting of two major business segments: social media and sports streaming.

The social media business segment mainly comprises revenue from the provision of advertising services and SaaS services. The technology platform integrated from Triller Corp. provides brands a variety of advertising services including AI-powered conversations and the augmentation and execution of advertising campaigns. In addition, the SaaS platform provides customers with a detailed dashboard to measure creator-driven marketing campaigns, as well as a marketplace that allows e-commerce brands to automate the onboarding of creators with per-transaction incentives for e-commerce transactions.

The sports streaming business segment mainly comprises revenue from subscriptions for streaming services and pay-per-view (“PPV”) services for premium content and events. The technology platform provides streaming services that acquire content licenses from various sports and entertainment franchises to create a content-rich environment for both subscription-based and pay-per-view consumption across a variety of platforms, including mobile phones, tablets, PCs, streaming devices, set-top boxes, and connected TVs.

No income from social media and sports streaming business segments are generated during the year ended December 31, 2025. The Company generated $5.1 million revenues in these two segments during the year ended December 31, 2024.

Financial services

Financial services business segment mainly comprises of commission income, recurring assets management service income, and interest income. Income from financial services decreased by $0.8 million or 3.41% from $22.4 million for the year ended December 31, 2024 to $21.6 million for the year ended December 31, 2025. The decrease in revenue was primarily attributable to softer market conditions in Hong Kong and lower business volumes in the financial services segment.

Operating Expenses

Operating expenses for social media and streaming platform

For the years ended December 31, 2025 and 2024, the aggregate operating expenses for social media and streaming platform were $0 and $4.0 million. The operating expenses for social media primarily consisted of expenses related to talent and influencers for brand activations. The operating expenses for the streaming platform relate primarily to license fees, event rights fees, revenue-sharing costs, production costs, and influencer costs. The operating expenses for social media and streaming platform decreased in line with the decline in revenues generated from social media and sports streaming.

Commission expense

The commission expense related to financial services increased $2.8 million, or 27.00% from $10.5 million for the year ended December 31, 2024 to $13.4 million for the year ended December 31, 2025. As a result of the increase in commission rate associated with the financial services, commission expense increased correspondingly.

Sales and marketing expenses

Social media and Sports streaming

Sales and marketing expenses of social media and sports streaming segments primarily consist of marketing costs related to talent and influencers that are not directly tied to revenue-generating activity. These costs represent expenditure incurred to attract users to the Triller app. For the years ended December 31, 2025 and 2024, aggregate sales and marketing expenses for these segments totaled $0.6 million and $1.3 million, respectively. The decrease was consistent with the decline in revenue generated from the social media and sports streaming segments.

Financial services and Corporate

Sales and marketing expenses of financial services and corporate segment primarily consist of brand promotion and spending on marketing programs to launch the insurance and investments products distributed by our consultants. The aggregate sales and marketing expenses for these segments increased $0.5 million, or 210.50% from $0.2 million for the year ended December 31, 2024 to $0.7 million for the year ended December 31, 2025. The increase was mainly attributable to higher allowances and incentives paid to financial advisors.

Research and development expenses

Social media and Sports streaming

Research and development expenses of social media and sports streaming segments primarily consist of personnel costs and related expenses, internet hosting costs, as well as third party tools and labor. For the years ended December 31, 2025 and 2024, aggregate research and development expenses for these segments totaled $3.0 million and $1.3 million, respectively, representing an increase of $1.6 million or 123.72%. The increase was primarily attributable to the recognition of a full year of expenses for the year ended December 31, 2025 as compared to only a partial period in 2024 following the acquisition of Triller Corp. and its subsidiaries on October 15, 2024.

Financial services and Corporate

Research and development expenses of financial services and corporate segment primarily include personnel-related costs attributable to our IT team, technology contractors, server facilities expenses, telecommunications expenses, software and hardware expenses to support and maintain the technology platform infrastructure for financial services. The aggregate research and development expenses for these segments decreased $0.7 million, or 37.56% from $1.8 million for the year ended December 31, 2024 to $1.1 million for the year ended December 31, 2025. The decrease was mainly attributable to lower headcount.

Personnel and benefit expenses

Personnel and benefit expenses primarily consist of personnel-related costs and benefits and stock-based compensation costs for our administrative, legal, human resources, information technology, corporate development, finance and accounting employees and executives.

Social media and Sports streaming

For the years ended December 31, 2025 and 2024, aggregate personnel and benefit expenses for social media and sports streaming segments totaled $16.9 million and $2.2 million, respectively, representing an increase of $14.7 million or 676.71%. The increase was primarily attributable to the recognition of a full year of expenses for the year ended December 31, 2025 as compared to only a partial period in 2024 following the acquisition of Triller Corp. and its subsidiaries on October 15, 2024.

Financial services and Corporate

	Years ended December 31,
	2025	2024	Variance
	(US$ in thousands)		$	%
Personnel and benefit	$10,087	$14,964	(4,877)	(32.59)
Stock-based compensation	80,969	67,745	13,224	19.52
TOTAL	$91,056	$82,709	8,347	10.09

Personnel and benefit cost for these segments decreased by $4.9 million, or 32.59% from $15.0 million for the year ended December 31, 2024 to $10.1 million for the year ended December 31, 2025. The decrease was mainly attributed to the decreased headcounts.

Stock-based compensation for executive directors and employees increased by $13.2 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily due to the settlement of accrued salaries to certain executive directors and employees of the Company and the amortization of the fair value of restricted share units. The fair value of the restricted share units is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis.

Legal and professional fee

Legal and professional fees mainly consisted of certain professional consulting services in legal, audit, accounting and taxation, and others.

Social media and Sports streaming

For the years ended December 31, 2025 and 2024, the legal and professional fee for social media and sports streaming segments totaled $8.9 million and $3.1 million, respectively, representing an increase of $5.8 million or 186.47%. The increase was primarily attributable to the recognition of a full year of expenses for the year ended December 31, 2025 as compared to only a partial period in 2024 following the acquisition of Triller Corp. and its subsidiaries on October 15, 2024.

Financial services and Corporate

	Years ended December 31,
	2025	2024	Variance
	(US$ in thousands)		$	%
Legal and professional fees	$8,478	$9,223	(745)	(8.08)
Consulting fees (stock-based related)	7,285	10,029	(2,744)	(27.36)
TOTAL	$15,763	$19,252	(3,489)	(18.12)

Legal and professional fees decreased by $0.7 million, or 8.08%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was primarily attributable to higher consulting fees incurred during the year.

Consulting fees under stock-based compensation decreased by $2.7 million or 27.36% for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was mainly attributed to the decrease in corporate strategic consultancy and business marketing services incurred during the year.

Legal and professional fee, related party

Legal and professional fee, related party decreased by $0.9 million from $0.9 million for the year ended December 31, 2024 to $0 for the year ended December 31, 2025. The decrease was primarily attributed to the termination of advisory services provided by a related company owned by the former Chairman of the Company, following his resignation in December 2024.

Provision for allowance for expected credit losses

In accordance with Accounting Standards Codification (“ASC”) Topic 326, Credit Losses — Measurement of Credit Losses on Financial Instruments, the Company applies the current expected credit losses (“CECL”) model to determine an allowance that reflects its best estimate of expected credit losses on accounts receivable, loans receivable, notes receivable, and deposits, prepayments, and other receivables. This allowance is recorded against the related receivable balances. For the years ended December 31, 2025 and 2024, the aggregated reversal of (provision for) allowance for expected credit losses on accounts receivable, loans receivable, notes receivable, and other receivables was $0.4 million and $(2.5) million, respectively.

Other general and administrative expenses

Social media and Sports streaming

Other general and administrative expenses of social media and sports streaming segments primarily consist of professional service fees, business process outsourcing costs, music licensing, and insurance premiums. For the years ended December 31, 2025 and 2024, aggregate other general and administrative expenses for these segments totaled $1.9 million and $1.8 million, respectively, representing a slight increase of $0.2 million or 9.84%.

Financial services and Corporate

Other general and administrative expenses of financial services and corporate segments primarily consist of rent and facilities expenses allocated based upon total direct costs, depreciation and amortization expenses, allowance for expected credit losses, professional services fees, allocated overhead expenses, and other corporate expenses that are not allocated to the above expense categories. The aggregate other general and administrative expenses for these segments decreased $1.7 million, or 37.97% from $4.5 million for the year ended December 31, 2024 to $2.8 million for the year ended December 31, 2025.

Other Income (Expense), net

The following table summarizes the other income (expense), net for the years ended December 31, 2025 and 2024:

	Years ended December 31,
Other expense, net	2025	2024	Variance
	(US$ in thousands)		$	%
Business segment
Social media	$(22,733)	$(998,720)	(975,987)	(97.72)
Sports streaming	(866)	(6,096)	(5,230)	(85.79)
Financial services	(4,698)	(19,490)	(14,792)	(75.90)
Corporate	(7,723)	(550)	7,173	1,304.18
TOTAL	$(36,020)	$(1,024,856)	(988,836)	(96.49)

Other income (expense), net consist of interest income, net foreign exchange gain, sundry income and offset by interest expense, bad debts written-off and change in fair value of convertible debts.

Social media and Sports streaming

For the years ended December 31, 2025 and 2024, aggregate other expenses, net for these segments totaled $23.6 million and $1,004.8 million, respectively, representing a decrease of $981.2 million or 97.65%. The significant decrease was primarily attributed to the impairment on goodwill recognized during the year ended December 31, 2024, with no comparable impairment recorded in 2025.

Financial services and Corporate

For the years ended December 31, 2025 and 2024, the aggregate other expenses, net for financial services and corporate segments was $12.4 million and $20.0 million, respectively, a decrease of $7.6 million or 38.02%. The decrease was mainly attributed to the decrease in investment loss of $8.9 million, or 55.63%, from $16.0 million in 2024 to $7.1 million in 2025.

Net Loss

Net loss decreased by $963.5 million, or 84.66% for the year ended December 31, 2025, as compared to December 31, 2024. The decrease was primarily due to the decrease in total other expenses, net.

Liquidity and Capital Resources

Sources of Liquidity

We have a history of operating losses and negative operating cash flows. For the year ended December 31, 2025, we reported a net loss of $174.5 million and reported a negative operating cash flow of $25.9 million. As of December 31, 2025, our cash balance was $2.3 million for working capital use. Our management estimates that currently available cash will not be able to provide sufficient funds to meet the planned obligations for the next 12 months.

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

The ability to fund our operating needs will depend on its future ability to continue to generate positive cash flow from operations and raise capital in the capital markets. Our management believe that we will meet known or reasonably likely future cash requirements through the combination of cash flows from operating activities, available cash balances, and external borrowings and fund raising. Our management expects that the primary cash requirements in 2026 will be to fund capital expenditures for the repayment of debts and obligation and the businesses operations.

If our sources of liquidity need to be augmented, additional cash requirements would likely need to be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms, or at all, in the future.

Based upon our current operating plans, our management believes that cash and equivalents will be able to provide sufficient funds to its operations for at least the next 12 months from the date of its consolidated financial statements provided with this Form 10-K. However, these forecasts involve risks and uncertainties, and actual results could vary materially. Our management has based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. See “Liquidity and Going Concern” below.

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

Cash Flows

As of December 31, 2025, we had cash and cash equivalents totaling $2.4 million, and $10.3 million in restricted cash.

As of December 31, 2024, we had cash and cash equivalents totaling $3.1 million, and $14.2 million in restricted cash.

Comparison of the year ended December 31, 2025 and 2024

The following table summarizes our cash flows for the years presented:

	Years ended December 31,
	2025	2024
	(US$ in thousands)
Net cash used in operating activities	(25,938)	(29,037)
Net cash provided by investing activities	1,524	3,740
Net cash provided by financing activities	19,609	24,046
Effect on exchange rate change on cash and cash equivalents	154	(166)
Net change in cash, cash equivalents and restricted cash	(4,651)	(1,417)
Cash, cash equivalents and restricted cash, at the beginning	17,261	18,678
Cash, cash equivalents and restricted cash, at the end	12,610	17,261
Representing as:-
Cash and cash equivalents	2,294	3,065
Restricted cash – fund held in escrow	10,316	14,196
	12,610	17,261

The following table sets forth a summary of our working capital:

	As of December 31,
	2025	2024	Variance
	(US$ in thousands)		$	%
Total Current Assets	$15,228	$24,089	(8,861)	(36.78)
Total Current Liabilities	361,195	295,738	65,457	22.13
Working Capital Deficit	(345,967)	(271,649)	74,318	27.36

Working Capital Deficit

The working capital deficit as of December 31, 2025 amounted to approximately $346.0 million, as compared to approximately $271.6 million as of December 31, 2024, an increase of $74.3 million or 27.36%. The increase was mainly attributed to the increase in current liabilities related to the acquisition of Triller Corp.

Cash Flows from Operating Activities

Net cash used in operating activities was $25.9 million for the year ended December 31, 2025, as compared to net cash used in operating activities of $29.0 million for the year ended December 31, 2024.

Net cash used in operating activities for the year ended December 31, 2025 was primarily the result of a net loss of $174.5 million, an increase in accounts receivable of $0.6 million, deposits, prepayments and other receivables of $0.1 million, a decrease in escrow liabilities of $3.9 million and operating lease liabilities of $2.1 million. These amounts were partially offset by the increase in accounts payable and accrued liabilities of $28.7 million, income tax payable of $0.1 million and non-cash adjustments consisting of stock-based compensation of $89.6 million, interest expense on borrowings of $18.6 million, net foreign exchange gain of $2.4 million, bad debts written-off of $5.4 million, investment loss, net of $7.1 million, reversal of allowance for expected credit losses of $0.4 million, change in fair value of warrant liabilities of $1.0 million and change in fair value of convertible debts of $6.6 million.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2025 of $1.5 million was primarily consisted of proceeds from disposal of assets held for sale.

Net cash provided by investing activities for the year ended December 31, 2024 of $3.7 million was primarily due to proceeds from sale of long-term investments of $2.5 million and cash from acquisition of Triller Corp. of $1.2 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 of $19.6 million was primarily consisted of proceeds from borrowings from related parties of $20.8 million and repayments of borrowings of $1.2 million.

Net cash provided by financing activities for the year ended December 31, 2024 of $24.0 million was primarily due to advances from stock holder of $15.6 million, proceeds from convertible debts of $28.7 million, and proceeds from borrowings of $7.4 million, offset by the repayments of convertible debts of $23.9 million, and repayments of borrowings of $3.9 million.

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and settlement of liabilities in the normal course of business. The Management of the Company has determined that the Company’s currently available cash will not be sufficient to meet its obligations for the twelve months following the date these consolidated financial statements are issued.

For the year ended December 31, 2025, the Company reported net loss of approximately $174.5 million and net cash outflows from operating activities of approximately $25.9 million. As of December 31, 2025, the Company had a working capital deficit of approximately $346.0 million, stockholders’ deficit of approximately $328.1 million and cash and cash equivalents balance of approximately $2.3 million for working capital purposes.

On December 26, 2025, the Company received a determination letter from the Panel confirming the suspension trading on the Nasdaq Stock Market effective at the opening of the market on December 30, 2025 and delisting of the Company’s securities.

The Company is also exposed to legal and regulatory matters, as disclosed in Note 21 to the accompanying consolidated financial statements, which may result in additional defense and settlement costs. Unfavorable outcomes could further strain the Company’s liquidity.

As of the date of issuance of the accompanying consolidated financial statements, the Company has not repaid certain short-term loans, TFI Note, exchangeable notes and convertible promissory notes, all of which are past due and considered in default.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of issuance of these consolidated financial statements.

The management of the Company has developed a funding plan intended to support the Company’s liquidity and enable it to meet its operating obligations as they fall due. Management continues to monitor the Company’s capital structure and operating plans and will evaluate available funding alternatives as needed. Details of the funding plan are as follows:

Fund raising project	Target timeline	Target amount

PIPE / rights issue	April – June 2026	$40 million – $50 million
Convertible notes	September 2026	$150 million – $200 million
New equity issuance	2027	$200 million

Management’s ability to execute its near-term funding plans and liquidity measures is important to the Company’s continued operation as a going concern. After considering the cash flow forecast, the funding initiatives under evaluation, management’s ability to defer or restructure certain obligations, and its ability to manage liquidity closely during the assessment period, management believes that the going concern basis of preparation remains appropriate. Management continues to monitor the Company’s liquidity position closely and update this assessment through the issuance of the accompanying consolidated financial statements.

However, the Company cannot predict the exact amount or timing of the alternatives or guarantee those alternatives will be favorable to its stockholders. Any failure to obtain financing when required will have a material adverse impact on the Company’s business, operation and financial result.

On March 24, 2026, pursuant to the Company’s appeal, the Nasdaq Stock Market Listing and Hearing Review Council (the “Listing Council”) modified a prior determination to delist the Company’s securities from the Nasdaq Stock Market and suspend trading effective December 30, 2025. The Listing Council determined that (i) if the Company fails to file its 2025 Form 10-K by March 31, 2026, or within the extension period permitted under SEC Rule 12b-25, its securities will be immediately delisted without further appeal, and (ii) if the filing is made within such timeframe, trading will resume on the next trading day, subject to timely notification to Nasdaq.

As of the date of issuance of the accompanying consolidated financial statements, the Company has filed its 2025 Form 10-K by April 15, 2026 to regain compliance with Nasdaq listing requirements, resume trading of its securities, and proceed with its funding plans.

Material Cash Requirements

We reported a net loss during the year ended December 31, 2025. The management of the Company has developed a funding plan intended to support the Company’s liquidity and enable it to meet its operating obligations as they fall due. Management continues to monitor the Company’s capital structure and operating plans and will evaluate available funding alternatives as needed. Details of the funding plan are as follows:

Fund raising project	Target timeline	Target amount

PIPE / rights issue	April – June 2026	$40 million – $50 million
Convertible notes	September 2026	$150 million – $200 million
New equity issuance	2027	$200 million

As a result, management expects our net cash position to expand in 2026. As of December 31, 2025, we had an accumulated deficit of $1,378.2 million. Our material cash requirements are highly dependent upon additional financial support associated with our business operations for the next 12 to 18 months.

Capital commitments

Details of capital commitments are disclosed in Note 21 in the accompanying consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

In reaching this conclusion, management considered the material weakness in internal control over financial reporting described below, but concluded that the Company’s disclosure controls and procedures nevertheless operated effectively at the reasonable assurance level to ensure that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or quarterly financial statements will not be prevented or detected on a timely basis. Accordingly, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025.

Management has initiated remediation efforts to address this material weakness, including:

●	Engaging external subject matter experts.

●	Implementing additional training for finance personnel.

●	Strengthening documentation and review procedures.

●	Enhancing consultation and escalation procedures

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stocks and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during 2025, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

This section provides an overview of our executive compensation programs.

We are considered a “smaller reporting company” within the meaning of the Securities Act for purposes of the SEC’s executive compensation disclosure rules. Accordingly, our reporting obligations with respect to our “named executive officers” extend only to the individuals who serve as the principal executive officer and the next two most highly compensated executive officers as of the end of the prior fiscal year, as well as up to two additional individuals for whom disclosure would have been provided based on their compensation levels but for the fact that the individual was not serving as an executive officer at the end of the prior fiscal year.

The Named Executive Officers for 2024 fiscal year are Mr. Ng Wing Fai (Chief Executive Officer), Mr. Shu Pei Huang Desmond (Acting Chief Financial Officer), Ms. Wong Suet Fai Almond (Chief Operating Officer), and Mr. Jeroen Nieuwkoop (Chief Strategy Officer).

Summary Compensation Table

The following table summarizes information concerning the compensation awarded to, earned by and paid to the named executive officers and directors for services rendered to us for the years ended December 31, 2025 and 2024.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Equity Awards ($)(2)	All Other Compensation ($)	Total ($)

Robert E. Diamond, Jr.(3)	2025	-	-	2,739,796	-	2,739,796
Chairman of the Board	2024	948,920	-	17,590,125	-	18,539,045

Bobby Sarnevesht(4)	2025	-	-	8,558,289	-	8,558,289
Vice Chairman and Executive Director	2024	100,000	-	5,823,688	-	5,923,688

NG Wing Fai	2025	1,327,818	-	7,301,198	-	8,629,016
Chief Executive Officer and Executive Director	2024	1,536,093	-	17,823,306	-	19,359,399

SHU Pei Huang, Desmond	2025	307,540	-	2,201,420	-	2,508,960
Acting Chief Financial Officer	2024	352,604	-	2,025,108	-	2,377,712

WONG Suet Fai, Almond	2025	350,272	-	2,281,275	-	2,631,547
Chief Operating Officer	2024	453,623	-	2,071,449	-	2,525,072

Jeroen Nieuwkoop(5)	2025	340,412	-	855,345	-	1,195,757
Chief Strategy Officer	2024	484,555	-	2,863,345	-	3,347,900

Richard Kong(6)	2025	-	-	-	-	-
Deputy Chief Financial Officer and Company Secretary	2024	156,309	-	77,970	333	234,612

Brian Chan(6)	2025	46,154	-	350,300	-	396,454
Independent Director	2024	46,154	-	339,423	-	385,577

Thomas Ng	2025	46,154	-	350,300	-	396,454
Independent Director	2024	46,154	-	339,423	-	385,577

Felix Yun Pun Wong	2025	46,154	-	350,300	-	396,454
Independent Director	2024	46,154	-	339,423	-	385,577

(1)	Represents all amounts earned as salary during the applicable fiscal year. For fiscal year 2024, the salary amounts have been converted to U.S. Dollars (USD) from Hong Kong Dollars (HKD) using the exchange rate of USD1 to HKD7.8 as of December 31, 2024.

(2)	For the fiscal year of 2024, these share awards were granted in 2022 to 2024 and vested in 2023 and 2024.

(3)	Resigned on December 12, 2024.

(4)	Appointed on October 15, 2024 and resigned on May 27, 2025.

(5)	Resigned on November 30, 2025.

(6)	Resigned on June 30, 2024.

Executive Compensation

Following the Closing of the Business Combination, we have deployed an executive compensation program that is consistent with our existing compensation policies and philosophies, which are designed to align compensation with business objectives and the creation of stockholder value, while enabling us to attract, motivate, and retain individuals who contribute to long-term success. We also note that decisions on the executive compensation program will be made by the Remuneration Committee. The following discussion is based on the present expectations as to the executive compensation program to be adopted by the Remuneration Committee. The executive compensation program actually adopted will depend on the judgment of the members of the Remuneration Committee and may differ from that set forth in the following discussion. We anticipate, however, that compensation for the Named Executive Officers will reflect their current compensation in both form and amount.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the actual ownership of the Company’s common stock as of December 31, 2025. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Subject to the paragraph above, the percentage ownership of issued shares is based on 197,266,991 shares of common stock of Triller Group. Except as disclosed otherwise, the business address for each of the following entities or individuals is c/o Triller Group Inc., 7119 West Sunset Boulevard, Suite 782, Los Angeles, CA 90046.

	Common Stock		Series A-1 Preferred Stock		Series B Preferred Stock
Name of Beneficial Owner	Number of Shares Beneficially Owned	%	Number of Shares Beneficially Owned	%	Number of Shares Beneficially Owned	%	Percentage of Voting Power
Greater than 5% stockholders:
TAG Holdings Limited (1)	26,868,938	13.6%	-		-		5.2%
Eagle Legacy Limited (2)	4,028,840	2.0%	-		-		*
Oceana Glory Limited (3)	4,028,840	2.0%					*
Tsai Ming Hsing, Richard (4)	13,380,028	6.8%	11,801,804	100%	-		4.8%
Green Nature Limited (5)	-		-		30,851	100%	59.6%
Named Executive Officers and Directors:
Ng Wing Fai	13,909,502	7.1%	-		-		2.7%
Shu Pei Huang, Desmond	3,552,136	1.8%	-		-		*
Brian Chan	591,500	*	-		-		*
Felix Yun Pun Wong	595,225	*	-		-		*
Thomas Ng	200,000	*					*

All current executive officers and directors as a group (6 persons)	18,849,363	9.6%	-		-		3.6%

*	Less than 1%

(1)	TAG Holdings Limited (“TAG”) has undertaken not to make any such distribution to its ultimate beneficial shareholders. Nothing in this undertaking, however, shall prevent TAG, subject to compliance with applicable law, from pledging or encumbering its Triller Group Common Stock or selling or otherwise disposing of any or all of the Triller Group Common Stock to any other person or persons for value consideration. TAG’s mailing address is 20/F, Foyer, 625 King’s Road, North Point, Hong Kong.

(2)	Eagle Legacy Limited is an ultimate beneficial shareholder of TAG. Shares held by Eagle Legacy Limited are beneficially owned and controlled by Mr. Tsai Ming Hsing, Richard. The Tsai family is the lead shareholder of the Fubon Group of Taiwan, a leading conglomerate with diverse businesses including Asia-wide banking operations, insurance business, multimedia technology and telecommunications.

(3)	Oceana Glory Limited is an ultimate beneficial shareholder of TAG. Shares held by Oceana Glory Limited are beneficially owned and controlled by Mr. Tsai Ming Hsing, Richard. The Tsai family is the lead shareholder of the Fubon Group of Taiwan, a leading conglomerate with diverse businesses including Asia-wide banking operations, insurance business, multimedia technology and telecommunications

(4)	1,572,696 shares and 11,807,332 shares of Triller Group Common Stock are held by Total Formation Inc. and Giant Wisdom Ventures Limited respectively. 11,801,804 shares of Triller Group Series A-1 Preferred Stock are convertible into 11,801,804 shares of Triller Group Common Stock. The 11,801,804 shares of Triller Group Series A-1 Preferred Stock are held as follows: 8,109,015 shares held by Total Formation Inc., 2,584,952 shares held by Castle Lion Investments Limited, and 1,107,837 shares held by Fubon Financial Holding Venture Capital Co. Mr. Tsai Ming Hsing, Richard.

(5)	Green Nature Limited (“GNL”) is a British Virgin Islands company. Each share of Triller Group Series B Preferred Stock is entitled to 10,000 votes. GNL has voting power over such securities but disclaims any pecuniary interest therein. Mr. Tsai Ming Hsing, Richard controls GNL and may be deemed a beneficial owner of such securities with voting and dispositive control over such securities. Mr. Tsai disclaims any beneficial ownership of such securities (including voting and dispositive control over such securities).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transaction Policy

On November 10, 2022, our Board adopted a written policy regarding the review and approval or disapproval by our Audit Committee of transactions between us, or any of our subsidiaries, and any related person (defined to include our executive officers, directors or director nominees, any stockholder beneficially owning in excess of 5% of our common stocks or securities exchangeable for our common stock, and any immediate family member of any of the foregoing persons) (the “Related Person Transaction Policy”). In reviewing related person transactions, our Audit Committee considers all relevant facts and circumstances, including the extent of the related person’s direct or indirect interest in the transaction. Any member of the Audit Committee who is a related person with respect to a transaction under review will not be permitted to participate in the deliberations or to vote on the transaction.

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

Pursuant to these service agreements and their predecessor arrangements, AGBA, collectively, paid TAG Financial Holdings approximately $4.7 million and $4.3 million for the years ended December 31, 2025 and 2024, respectively, for premises and administrative expenses.

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

The following table shows the aggregate fees from our current principal accounting firm, Enrome LLP and the former auditor, WWC, P.C. for the fiscal years as shown.

(US Dollars)	Years Ended December 31,
Category	2024	2025
	WWC, P.C.	Enrome LLP
Audit Fees	$1,200,000	$990,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
	$1,200,000	$990,000

Audit fees for the fiscal year ended December 31, 2025 and 2024 rendered by our auditors, relate to professional services rendered for the audit of our consolidated financial statements, quarterly reviews, and issuance of consents.

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

Exhibit No.	Description
2.1	Amended and Restated Merger Agreement dated August 30, 2024 by, among others, AGBA Group Holding Limited and Triller Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by AGBA on September 3, 2024)
2.2	Amendment No. 1 to Amended and Restated Merger Agreement (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Triller on October 21, 2024)
3.1	Certificate of Domestication of AGBA Group Holding Limited (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Triller on October 21, 2024)
3.2	Certificate of Incorporation of Triller Group Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Triller on October 21, 2024)
3.3	Bylaws of Triller Group Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed by Triller on October 21, 2024)
4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed by Triller on January 26, 2026)
10.1	Triller Group Inc. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Triller Group’s 8-K filed with the SEC on October 21, 2024)
16.1	Letter from WWC, P.C. to the U.S. Securities and Exchange Commission, dated February 2, 2026 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report filed on Form 8-K on February 2, 2026).
21.1	Subsidiaries of the Registrant*
23.1	Consent of WWC, P.C.
23.2	Consent of Enrome LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to Triller Group’s 10-K filed with the SEC on March 28, 2024)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRILLER GROUP INC.

Dated: April 14, 2026	By:	/s/ Wing Fai NG
	Name:	Wing Fai NG
	Title:	Group Chief Executive Officer (Principal Executive Officer)

TRILLER GROUP INC.

Dated: April 14, 2026	By:	/s/ Shu Pei Huang, Desmond
	Name:	Shu Pei Huang, Desmond
	Title:	Acting Group Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Wing Fai NG	Group Chief Executive Officer (Principal executive officer)	April 14, 2026
Wing Fai NG	and Executive Director

/s/ Brian Chan	Independent Director	April 14, 2026
Brian Chan

/s/ Thomas Ng	Independent Director	April 14, 2026
Thomas Ng

/s/ Felix Yun Pun Wong	Independent Director	April 14, 2026
Felix Yun Pun Wong

TRILLER GROUP INC. AND ITS SUBSIDIARIES

(Formerly AGBA Group Holding Limited)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

TRILLER GROUP INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Triller Group Inc. (formerly AGBA Group Holding Limited)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Triller Group Inc. (formerly AGBA Group Holding Limited) and its subsidiaries. (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit and cash flows for the year ended December 31,2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31,2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring losses from operations of $174.5 million and net cash outflows from operating activities of $25.9 million and, as of December 31, 2025, had a working capital deficit of $346.0 million, stockholders’ deficit of $328.1 million and limited cash resources. In addition, the company has defaulted on certain of its debts obligations, its securities are subject to delisting and it is exposed to legal and regulatory matters that may require significant cash outflows. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that were material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Fair Value Measurement of Long-Term Investments, warrant liabilities, and convertible debts

As described in Notes 2 to the consolidated financial statements, the company measures certain long-term investments, warrant liabilities, and convertible debts at fair value.

We identified the valuation of these instruments as a critical audit matter due to the significant estimation uncertainty and judgment in determining fair value, particularly in respect of: the selection of appropriate valuation methodologies (including market approach and binomial option pricing models), the determination of key assumptions such as comparable company multiples, discount rates and volatility.

Our principal audit procedures performed to address this critical audit matter included the following:

●	We assessed the competence, capabilities, and objectivity of management’s independent professional valuer.

●	We evaluated the appropriateness of the valuation methodologies used, including the market approach for long-term investments and binomial option pricing models for warrant liabilities and convertible debts.

●	We evaluated the reasonableness of significant assumptions, including selection of comparable companies and market multiples, discount rates, expected volatility and term assumptions used in option pricing models.

●	We performed sensitivity analyses on key assumptions to evaluate the potential impact of changes in those assumptions on the fair value measurements.

●	We assessed the adequacy of the company’s disclosures related to fair value measurements, including the valuation techniques, significant assumptions and estimation uncertainties.

/s/ Enrome LLP

We have served as the Company’s auditor since 2026

Singapore

April 14, 2026

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

San Mateo, California

January 26, 2026

TRILLER GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. Dollars in thousands (“US$’000”), except for share and per share amounts)

	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,294	$3,065
Restricted cash	10,316	14,196
Accounts receivable, net	919	2,873
Loans and notes receivables, net	—	92
Deposit, prepayments, and other receivables, net	1,416	1,860
Assets held for sale	283	2,003
Total current assets	15,228	24,089

Non-current assets:
Loans receivables, net	—	1,034
Long-term investments, net	19,753	24,930
Long-term investments, net, related party	524	525
Property and equipment, net	—	—
Right-of-use assets, net	—	—
Total non-current assets	20,277	26,489

TOTAL ASSETS	$35,505	$50,578

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and other current liabilities	$187,599	$149,901
Other current liabilities, related parties	5,778	1,251
Escrow liabilities	10,316	14,196
Borrowings	11,484	12,707
Borrowings, related party	48,959	29,181
Convertible debts	36,268	32,552
Convertible debts, related party	59,722	53,106
Income tax payable	109	—
Warrant liabilities	—	977
Operating lease liabilities, current	960	1,867
Total current liabilities	361,195	295,738

Non-current liabilities:
Operating lease liabilities, non-current	2,426	807
Total non-current liabilities	2,426	807

TOTAL LIABILITIES	363,621	296,545

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A-1 preferred stock, $0.001 par value, 50,000,000 shares authorized; 11,801,804 shares issued and outstanding as of December 31, 2025 and 2024	12	12
Series B preferred stock, $0.001 par value, 50,000,000 shares authorized; 30,851 shares issued and outstanding as of December 31, 2025 and 2024	— *	— *
Common stock, $0.001 par value; 150,000,000,000 shares authorized, 175,288,522 and 138,143,817 shares issued and outstanding as of December 31, 2025 and 2024, respectively	175	138
Series A-1 preferred stock to be issued	—	12
Common stock to be issued	12	15
Common stock held in escrow	22	24
Additional paid-in capital	1,050,342	958,017
Accumulated other comprehensive loss	(500)	(548)
Accumulated deficit	(1,378,179)	(1,203,637)
Total stockholders’ deficit	(328,116)	(245,967)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$35,505	$50,578

See accompanying notes to the consolidated financial statements.

TRILLER GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. Dollars in thousands, except for the share and per share amounts)

	For the years ended December 31,
	2025	2024
Revenues, net
Loan interest income	$34	$151
Commission	20,308	20,348
Recurring asset management service fees	1,280	1,887
Advertising revenue	—	276
SaaS fees	—	707
Subscription fee and paid-per-view fees	—	4,107
	21,622	27,476

Operating expenses:
Operating expense for social media and streaming platform	—	(4,013)
Commission expense	(13,374)	(10,531)
Sales and marketing expense	(1,263)	(1,566)
Research and development expense	(4,128)	(3,181)
Personnel and benefit expense	(107,965)	(84,886)
Legal and professional fee	(24,695)	(22,370)
Legal and professional fee, related party	—	(949)
Office and operating fee, related party	(4,256)	(4,303)
Reversal of (provision for) allowance for expected credit losses	388	(2,549)
Other general and administrative expenses	(4,742)	(6,308)
Total operating expenses	(160,035)	(140,656)

Loss from operations	(138,413)	(113,180)

Other income (expense):
Interest income	10	451
Interest expense	(13,810)	(6,913)
Interest expense, related party	(4,786)	(1,024)
Foreign exchange gain (loss), net	2,427	(701)
Impairment on property and equipment	—	(104)
Impairment on intangible assets	—	(1,200)
Impairment on goodwill	—	(1,005,778)
Impairment on right-of-use assets	(2,773)	(1,664)
Bad debts written off	(5,441)	—
Investment loss, net	(7,086)	(15,971)
Change in fair value of convertible debts	(6,616)	4,447
Change in fair value of warrant liabilities	977	3,463
Change in fair value of asset held for sale	(218)	—
Sundry income	1,296	138
Total other expenses, net	(36,020)	(1,024,856)

Loss before income taxes	(174,433)	(1,138,036)
Income tax expense	(109)	—

Net loss	$(174,542)	$(1,138,036)

Comprehensive loss:
Net loss	$(174,542)	$(1,138,036)
Other comprehensive loss
Foreign currency translation adjustment	48	(75)
Comprehensive loss	$(174,494)	$(1,138,111)

Weighted average number of common stock outstanding
- Basic and diluted	180,647,219	62,956,073

Net loss per share
- Basic and diluted	$(0.97)	$(18.08)

See accompanying notes to the consolidated financial statements.

TRILLER GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(U.S. Dollars in thousands, except for share and per share amounts)

		For the years ended December 31, 2025 and 2024
		Series A-1 preferred stock		Series B preferred stock			Common stock			Series A-1 preferred stock to be issued		Common stock to be issued		Common stock held under escrow			Additional	Accumulated other			Total stockholders’
	Note	No. of share	Amount	No. of share	Amount		No. of share#	Amount		No. of share	Amount	No. of share	Amount	No. of share	Amount		paid-in capital	comprehensive loss		Accumulated deficit	(deficit) equity

Balance as of January 1, 2024		—	$—	—	$—		33,240,991	$33		—	$—	2,350,081	$2	—	$—		$74,142		$(473)	$(65,601)	$8,103

Issuance of common stock to settle finder fee		—	—	—	—		484,125	1		—	—	—	—	—	—		402		—	—	403
Issuance of common stock and warrants for private placement		—	—	—	—		3,557,932	3		—	—	(2,139,252)	(2)	—	—		(490)		—	—	(489)
Issuance of common stock to independent directors		—	—	—	—		290,475	—		—	—	—	—	—	—		1,018		—	—	1,018
Stock-based compensation to consultants		—	—	—	—		3,157,068	3		—	—	9,682,500	10	—	—		10,347		—	—	10,360
Stock-based compensation to directors, officers, and employees		—	—	—	—		9,553,558	10		—	—	5,129,382	5	—	—		67,103		—	—	67,118
Shares issued for Investment H		—	—	—	—		3,558,319	4		—	—	—	—	—	—		18,453		—	—	18,457
Issuance of common stock for commitment fee		—	—	—	—		480,426	—	*	—	—	—	—	—	—		1,441		—	—	1,441
Issuance of Series A-1, Series B preferred stocks and common stocks, replacement warrants and Series A-1 preferred stocks to be issued in related to the Merger Transaction		11,801,804	12	30,851	—	*	83,468,631	84		11,801,804	12	—	—	24,206,246	24		785,601		—	—	785,733
Settlement of payables with common stock held in escrow		—	—	—	—		183,815	—	*	—	—	—	—	(183,815)	—	*	—		—	—	—
Fractional shares from forward and reverse splits		—	—	—	—		168,477	—	*	—	—	—	—	—	—		—		—	—	—
Foreign currency translation adjustment		—	—	—	—		—	—		—	—	—	—	—	—		—		(75)	—	(75)
Net loss for the year		—	—	—	—		—	—		—	—	—	—	—	—		—		—	(1,138,036)	(1,138,036)

Balance as of December 31, 2024		11,801,804	$12	30,851	$—	*	138,143,817	$138		11,801,804	$12	15,022,711	$15	24,022,431	$24		$958,017		$(548)	$(1,203,637)	$(245,967)

Settlement of payables with common stock held in escrow	15(a)(i), (e)	—	—	—	—		2,043,962	2		—	—	—	—	(2,043,962)	(2)		—		—	—	—
Issuance of common stock for repayment of borrowings, related party	15(a)(ii)	—	—	—	—		798,000	1		—	—	—	—	—	—		1,052		—	—	1,053
Issuance of common stock to independent directors	15(a)(iii)	—	—	—	—		1,500,000	1		—	—	—	—	—	—		1,049		—	—	1,050
Stock-based compensation to consultants	15(a)(iv) & (ix), (d)	—	—	—	—		4,476,245	4		—	—	(3,227,500)	(3)	—	—		7,797		—	—	7,798
Stock-based compensation to directors, officers, and employees	15(a)(v) & (vi)	—	—	—	—		16,151,967	16		—	—	—	—	—	—		82,397		—	—	82,413
Issuance of common stock as Triller RSUs	15(a)(vii)	—	—	—	—		30,000	—		—	—	—	—	—	—		30		—	—	30
Settlement of Series A-1 preferred stock to be issued in related to merger transaction	15(a)(viii)	—	—	—	—		11,807,332	12		(11,801,804)	(12)	—	—	—	—		—	*	—	—	—
Exercise of replacement warrants	15(a)(x)	—	—	—	—		827,962	1		—	—	—	—	—	—		—		—	—	1
Cancellation of common stocks	15(a)(xi) & (xii)	—	—	—	—		(490,763)	—	*	—	—	—	—	—	—		—	*	—	—	—
Foreign currency translation adjustment		—	—	—	—		—	—		—	—	—	—	—	—		—		48	—	48
Net loss for the year		—	—	—	—		—	—		—	—	—	—	—	—		—		—	(174,542)	(174,542)

Balance as of December 31, 2025		11,801,804	$12	30,851	$—		175,288,522	$175		—	$—	11,795,211	$12	21,978,469	$22		$1,050,342		$(500)	$(1,378,179)	$(328,116)

See accompanying notes to the consolidated financial statements.

TRILLER GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars in thousand (“US$’000”))

	For the years ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(174,542)	$(1,138,036)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	88,767	77,774
Lease expense	64	2,574
Depreciation and amortization	—	267
Interest income	(10)	(437)
Interest expense on borrowings	18,596	7,937
Foreign exchange (gain) loss, net	(2,427)	701
Impairment loss on property and equipment	—	104
Impairment loss on goodwill	—	1,005,778
Impairment loss on intangible assets	—	1,200
Impairment loss on right-of-use assets	2,773	1,664
Bad debts written off	5,441	—
Investment loss, net	7,086	15,971
(Reversal of) provision for allowance for expected credit losses	(388)	2,549
Change in fair value of warrant liabilities	(977)	(3,463)
Change in fair value of convertible debts	6,616	(4,447)
Change in fair value of asset held for sale	218	—
Gain on disposal of asset held for sale	(68)	—
Loss on disposal of property and equipment	—	57

Change in operating assets and liabilities:
Accounts receivable	(556)	2,456
Loans receivable	(501)	(89)
Deposits, prepayments, and other receivables	(126)	(782)
Accounts payable and other current liabilities	25,466	2,828
Accounts payable and other current liabilities, related parties	4,526	1,251
Escrow liabilities	(3,880)	(2,621)
Operating lease liabilities	(2,125)	(1,944)
Income tax payable	109	(329)
Net cash used in operating activities	(25,938)	(29,037)

Cash flows from investing activities:
Proceeds from disposal of assets held for sale	1,524	—
Proceeds from sale of long-term investments	—	2,565
Cash from acquisition of subsidiaries	—	1,175
Net cash provided by investing activities	1,524	3,740

Cash flows from financing activities:
Proceeds from borrowings, related parties	20,824	—
Proceeds from exercising of warrants	1	—
Advances from stockholder	—	15,637
Proceeds from convertible debts	—	28,728
Repayments of convertible debts	—	(23,860)
Proceeds from borrowings	—	7,433
Repayments of borrowings	(1,216)	(3,892)
Net cash provided by financing activities	19,609	24,046

Effect on exchange rate change on cash, cash equivalents and restricted cash	154	(166)

Net change in cash, cash equivalent and restricted cash	(4,651)	(1,417)
Beginning of year	17,261	18,678

End of year	$12,610	$17,261

Supplemental cash flow information:
Cash paid for income taxes	$-	$315
Cash received from interest	$10	$451
Cash paid for interest	$895	$223

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock to settle payables and borrowings	$1,053	$403
Remeasurement of operating lease right-of-use assets and lease liabilities	$—	$8,030

	As of December 31,
	2025	2024
Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$2,294	$3,065
Restricted cash	10,316	14,196

Total cash, cash equivalents and restricted cash	$12,610	$17,261

See accompanying notes to the consolidated financial statements.

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

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

The accompanying consolidated financial statements reflect the activities of each of the subsidiaries disclosed in the exhibit of this Form 10-K report as of December 31, 2025.

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

The accompanying consolidated financial statements include the financial statements of ILLR and its subsidiaries. A subsidiary is an entity (including a structured entity), directly or indirectly, controlled by the Company. The consolidated financial statements of the subsidiaries are prepared for the same reporting period as the Company, using consistent accounting policies. All intercompany transactions and balances between ILLR and its subsidiaries are eliminated upon consolidation.

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

●	Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the years presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives of property and equipment, impairment of long-lived assets and right-of-use assets, allowance for expected credit losses, stock-based compensation, fair valuation for long-term investments, fair value measurement of convertible promissory notes payable, and warrant liabilities, provision for contingent liabilities, revenue recognition, income tax provision, deferred taxes and uncertain tax position.

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

The reporting currency of the Company is US$ and the accompanying consolidated financial statements have been expressed in US$. In addition, some of the Company’s subsidiaries are operating in Hong Kong, which maintain their books and record in their local currency, Hong Kong dollars (“HK$”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with Accounting Standards Codification (“ASC”) Topic 830-30, Translation of Financial Statement, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive loss within the consolidated statements of changes in stockholders’ deficit.

Translation of amounts from HK$ into US$ has been made at the following exchange rates for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Year-end HK$:US$ exchange rate	0.1285	0.1288
Annual average HK$:US$ exchange rate	0.1283	0.1282

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

●	Segment Reporting

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments.

The Company uses the management approach to determine reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making decisions, allocating resources and assessing performance. The Company’s CODM has been identified as the Chief Executive Officer (“CEO”), who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on management’s assessment, the Company determined that it has three reportable segments, which are Social Media, Sports Streaming, and Financial Services.

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

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

For certain services and customers, the Company requires payment before services are delivered to the customers. Changes in the allowance for expected credit losses are recorded in general and administrative expense in the consolidated statement of operations and comprehensive loss. To determine the amount of allowance, the Company estimates all expected credits losses based on historical experience, current conditions and reasonable and supportable forecasts.

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

For the years ended December 31, 2025 and 2024, the aggregated (reversal of) provision for allowance for expected credit losses on accounts receivable, loans receivable, notes receivable, and other receivables was $(0.4) million and $2.5 million, respectively.

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

The Company classifies long-lived assets as held for sale in the period in which the criteria are met, in accordance with ASC 360, “Property and Equipment”. The Company ceases depreciation on long-lived assets (or disposal groups) classified as held for sale and measures them at the lower of carrying value or estimated fair value less cost to sell.

As of December 31, 2025, the carrying value of the premises was approximately $0.3 million and recorded as assets held for sale in the consolidated balance sheets. This asset was subsequently sold in January 2026.

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

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

In accordance with the provisions of ASC Topic360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cashflows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There were $ 2.8 million and $ 1,009 million impairment losses recognized for the year ended December 31, 2025 and 2024, respectively.

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

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

Certain of the Company’s senior convertible debts are accounted for under the fair value option election in ASC 825 due to difference in its features. Under the fair value option election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented within other income (expense) in the consolidated statements of operations and comprehensive loss. The Company classifies its senior convertible notes and convertible promissory notes that are being valued under the fair value option election as Level 3 due to the lack of relevant observable market data over fair value inputs, such as the probability weighting of the various scenarios that can impact settlement of the arrangement.

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

Equity-classified

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. Warrants classified as equity instruments are initially recognized at fair value and are not subsequently remeasured. The Company accounts for its (i) Public Warrants, and (ii) Replacement Warrants of Triller Group Warrants as equity.

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

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

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

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

(ii)	Subscription Fees: The Company’s technology platform provides streaming services that acquires content licensing from various sport and entertainment franchises to provide a content rich environment for both subscription based and pay-per-view consumption both across a variety of platforms including mobile phones, tablets, PCs, streaming devices, set-top-boxes and connected TVs. Subscriptions for streaming services are through third party streaming service providers, examples include All Elite Wrestling (“AEW”) in the case of Triller TV. Revenue from streaming subscriptions is recognized ratably over the life of a subscription.

(iii)	Pay-per-view Fees: Unlike subscription fees, the Company’s technology platform, via its streaming service provides pay-per-view services for premium content and events. Revenue from streaming pay-per-view events is recognized at the time the event airs.

(iv)	SaaS fees: The Company’s technology platform provides data, analytics and other marketing services to brands and advertising agencies with access to a data base of profiled Brands and Creators and their associated audiences, giving them the ability to enlist Creators to develop and share captivating stories to market their products and services. Our SaaS platform provides our customers a detailed dashboard to measure all creator driven marketing campaigns as well as a marketplace allowing e-commerce brands to automate the process of on-boarding creators with per-transaction incentives for enabling e-commerce transactions. Revenue from SaaS platform subscriptions is recognized ratably over the life of a subscription.

In arrangements where another party is involved in providing specified services to a customer, such as a distributor of the Company’s content for subscription and pay-per-view programming, the Company evaluates whether the Company is the principal or agent in the arrangement. In this evaluation, the Company considers if the Company obtains control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment and discretion in establishing price. For revenue arrangements where the Company is not the principal, the Company recognizes revenue on a net basis. The Company has revenue-share arrangements where the Company is the principal, such as serving as the provider of content for subscription and pay-per-view programming. Costs associated with revenue-share arrangements are recognized as part of cost of revenue. The Company determined that it was the principal for all subscription and pay-per-view arrangements and no revenue was recognized on an agent net basis for the period presented.

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling and marketing expenses in the consolidated statements of operations and comprehensive loss.

(b)	Financial Services

(i)	Commission income: The Company earns commissions from the sale of investment products to customers, who are insurance companies and fund houses. The Company enters into commission agreements with customers which specify the key terms and conditions of the arrangement. Commissions are separately negotiated for each transaction and generally do not include rights of return, credits or discounts, rebates, price protection or other similar privileges, and typically paid on or shortly after the transaction is completed. Upon the purchase of an investment product by customer, the Company earns a commission from customers, calculated as a fixed percentage of the investment products acquired by its customers. The Company defines the “purchase of an investment product” for its revenue recognition purpose as the time when the customers referred by the Company has entered into a subscription contract with the relevant product provider and, if required, the customer has transferred a deposit to an escrow account designated by the Company to complete the purchase of the investment products. After the contract is established, there are no significant judgments made when determining the commission price. Therefore, commissions are recorded at point in time when the investment product is purchased.

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

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

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The following table presents the revenue streams disaggregated by nature and geographic location:

	For the years ended December 31,
	2025	2024
At a point in time
Paid-per-view fees	$—	$3,278
Commissions	20,308	20,348
Total revenue from the transfer of goods and services at a point in time	20,308	23,626

Over time
Advertising revenue	—	276
SaaS fees	—	707
Subscription fees	—	829
Recurring asset management service fees	1,280	1,887
Loan interest income	34	151
Total revenue from the transfer of goods and services over time	1,314	3,850
Total revenue	$21,622	$27,476

	For the years ended December 31,
By geography:	2025	2024
Hong Kong	$21,622	$22,386
United States	—	3,470
Others	—	1,620
	$21,622	$27,476

Contract Balances

The following table provides information about contract assets and contract liabilities from the Company’s contracts with customers:

	As of December 31,
	2025	2024
Contract liabilities, included in other current liabilities	$—	$1,683

Receivables relate to customer contracts for which the performance obligation has been satisfied and payment is expected to be received in the next twelve months.

The Company reviews the status of the then-outstanding accounts receivable on a customer-by-customer basis, taking into consideration the aging schedule of receivables, its historical collection experience, current information regarding the client, subsequent collection history, and other relevant data, in establishing the allowance for doubtful accounts. Accounts receivable are written off against the allowance for expected credit losses when the Company determines amounts are no longer collectible.

For the years ended December 31, 2025 and 2024, there were no revenues recognized relating to performance obligations satisfied or partially satisfied in prior periods.

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

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

●	Sales and Marketing Expense

Sales and marketing expenses include the costs of advertising, promotions, seminars, and other programs. In accordance with ASC Topic 720-35, Advertising Costs, advertising costs are expensed as incurred.

●	Comprehensive Loss

ASC Topic 220, Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive (loss) income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive (loss) income, as presented in the accompanying consolidated statements of changes in stockholders’ deficit, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive (loss) income is not included in the computation of income tax expense or benefit.

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

For the years ended December 31, 2025 and 2024, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2025 and 2024, the Company did not have any significant unrecognized uncertain tax positions.

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

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

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

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

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

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

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

The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2025 and 2024 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of December 31,	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable equity securities	$1	$1	$—	$—
Long-term investments (a)	19,753	—	—	19,753
Long-term investments, related party	$524	$—	$—	$524

Liabilities:
Warrant liabilities	$—	$—	$—	$—
Convertible debts for which the fair value option has been elected (b)	$59,722	$—	$—	$59,722

	As of December 31,	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable equity securities	$1	$1	$—	$—

Liabilities:
Warrant liabilities	$977	$—	$—	$977
Convertible debts for which the fair value option has been elected (b)	53,106	—	—	53,106
Total	$54,083	$—	$—	$54,083

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

For the year ended December 31, 2025, the company measured certain long-term investments, warrant liabilities, and convertible debts at fair value. These instruments are classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2025:

	Warrant liabilities	Convertible debts
Balance as of December 31, 2024	$977	$53,106
Fair value measurement adjustments	(977)	6,616
Balance as of December 31, 2025	$—	$59,722

Note:

(a)	For the year ended December 31, 2025, the Company recorded an impairment loss of approximately $7.1 million in long-term investments, which are measured at fair value. The fair value was estimated using the market approach, based on valuation multiples derived from comparable companies, adjusted for size and risk. The significant unobservable inputs used in the valuation include market multiples ranging from 0.83 to 10.70 and a discount for lack of marketability of 12.95%.

(b)

Certain of the Company’s senior convertible notes and convertible promissory notes are accounted for under the fair value option election in ASC 825. Under the fair value option election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented within other income (expense) in the consolidated statements of operations and comprehensive loss. The fair value was estimated using a binomial option pricing model, which incorporates probability-weighted outcomes and considers the contractual terms of the instruments, including conversion features and settlement scenarios.

The estimated fair value of the convertible debts as of December 31, 2025 was computed using the models and assumptions shown below. A net loss from fair value movements of approximately $6.6 million for the year ended December 31, 2025 is included in the consolidated statements of operations and comprehensive loss.

The significant unobservable inputs in the valuation models as of December 31, 2025, are as follows:

Inputs	Convertible debts A	Convertible debts B
Valuation method	Binomial Option Pricing Model	Binomial Option Pricing Model
Conversion price	$8.36	$9.00
Expected volatility	61.74%	61.74%
Discount rate	23.48%	23.48%
Risk free rate	3.48%	3.48%

These inputs involve significant judgment and are subject to estimation uncertainty. Changes in significant assumptions, particularly discount rates, volatility, and comparable company multiples, could have a material impact on the estimated fair values. The company performed sensitivity analyses on key assumptions, which indicated that reasonable changes in these inputs could result in materially different fair value measurements.

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

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

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

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This update introduces a scope exception to derivative accounting for certain contracts with underlyings tied to operations or activities specific to one of the parties. Additionally, the update clarifies that share-based noncash consideration received from a customer should be accounted for under Topic 606 until the right to receive or retain the consideration becomes unconditional. The amendments can be applied prospectively or modified retrospectively and are effective for annual and interim periods beginning after December 15, 2026. The Company expects to early adopt the provisions related to Topic 815 on a prospective basis and does not expect a significant impact to the Company’s consolidated financial statements. The provisions related to Topic 606 are not applicable.

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

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

For the year ended December 31, 2025, the Company reported net loss of approximately $174.5 million and net cash outflows from operating activities of approximately $25.9 million. As of December 31, 2025, the Company had a working capital deficit of approximately $346.0 million, stockholders’ deficit of approximately $328.1 million and cash and cash equivalents balance of approximately $2.3 million for working capital purposes.

On December 26, 2025, the Company received a determination letter from the Panel confirming the suspension trading on the Nasdaq Stock Market effective at the opening of the market on December 30, 2025 and delisting of the Company’s securities.

The Company is also exposed to legal and regulatory matters, as disclosed in Note 21, which may result in additional defense and settlement costs. Unfavorable outcomes could further strain the Company’s liquidity.

As of the date of issuance of these consolidated financial statements, the Company has not repaid certain short-term loans, TFI Note, exchangeable notes and convertible promissory notes, all of which are past due and considered in default.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of issuance of these consolidated financial statements.

The management of the Company has developed a funding plan intended to support the Company’s liquidity and enable it to meet its operating obligations as they fall due. Management continues to monitor the Company’s capital structure and operating plans and will evaluate available funding alternatives as needed. Details of the funding plan are as follows:

Fund raising project	Target timeline	Target amount

PIPE / rights issue	April – June 2026	$40 million – $50 million
Convertible notes	September 2026	$150 million – $200 million
New equity issuance	2027	$200 million

Management’s ability to execute its near-term funding plans and liquidity measures is important to the Company’s continued operation as a going concern. After considering the cash flow forecast, the funding initiatives under evaluation, management’s ability to defer or restructure certain obligations, and its ability to manage liquidity closely during the assessment period, management believes that the going concern basis of preparation remains appropriate. Management continues to monitor the Company’s liquidity position closely and update this assessment through the issuance of the accompanying consolidated financial statements.

However, the Company cannot predict the exact amount or timing of the alternatives or guarantee those alternatives will be favorable to its stockholders. Any failure to obtain financing when required will have a material adverse impact on the Company’s business, operation and financial result.

On March 24, 2026, pursuant to the Company’s appeal, the Nasdaq Stock Market Listing and Hearing Review Council (the “Listing Council”) modified a prior determination to delist the Company’s securities from the Nasdaq Stock Market and suspend trading effective December 30, 2025. The Listing Council determined that (i) if the Company fails to file its 2025 Form 10-K by March 31, 2026, or within the extension period permitted under SEC Rule 12b-25, its securities will be immediately delisted without further appeal, and (ii) if the filing is made within such timeframe, trading will resume on the next trading day, subject to timely notification to Nasdaq.

As of the date of issuance of these consolidated financial statements, the Company has filed its 2025 Form 10-K by April 15, 2026 to regain compliance with Nasdaq listing requirements, resume trading of its securities, and proceed with its funding plans.

NOTE 4 — SEGMENT INFORMATION

By assessing the qualitative and quantitative criteria established by ASC Topic 280, “Segment Reporting”, management has determined that the Company has four reportable segments, which include the Company’s social media, sports streaming, and financial services segments. The Company’s reportable segments reflect how the Company’s operations are managed, how the Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), allocates resources and evaluates performance, and how the Company’s internal financial reporting is structured.

For the year ended December 31, 2025, the Company’s reportable segments comprised of the following:

1.	Social media	The Social Media segment consists of the Company’s operations related to its social media platform and related services for content creation and distribution.

2.	Sports streaming	The online streaming segment consists of the Company’s operations related to its online streaming services.

3.	Financial services	The Financial Services segment consists of revenues and costs incurred from the sale of investment products, offer asset management services and money lending services.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies.

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

The following tables present the summary information by segment for the years ended December 31, 2025 and 2024:

	For the year ended December 31, 2025
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue
Loans interest income	$—	$—	$34	$—	$—	$34
Commission	—	—	20,308	—	—	20,308
Recurring asset management service fees	—	—	1,280	—	—	1,280
Total revenue	—	—	21,622	—	—	21,622
Operating expenses
Commission expense	—	—	(13,374)	—	—	(13,374)
Sales and marketing expenses	(583)	—	(680)	—	—	(1,263)
Research and development expenses	(2,971)	—	(1,157)	—	—	(4,128)
Personnel and benefit expenses	(14,547)	(2,362)	(165)	(90,891)	—	(107,965)
Legal and professional fee	(8,495)	(437)	(2,226)	(13,537)	—	(24,695)
Office and operating fee, related party	—	—	—	(4,256)	—	(4,256)
Reversal of allowance for expected credit losses	385	—	3	—	—	388
Other general and administrative expenses	(1,111)	(831)	(344)	(2,456)	—	(4,742)
Total operating expenses	(27,322)	(3,630)	(17,943)	(111,140)	—	(160,035)
Other income (expense), net
Interest income	—	—	10	—	—	10
Interest expense	(11,213)	(785)	(613)	(5,985)	—	(18,596)
Foreign exchange (loss) gain, net	537	(81)	1,967	4	—	2,427
Impairment on right-of-use assets	—	—	—	(2,773)	—	(2,773)
Bad debts written off	(5,441)	—	—	—	—	(5,441)
Investment loss, net	—	—	(7,086)	—	—	(7,086)
Change in fair value of convertible debts	(6,616)	—	—	—	—	(6,616)
Change in fair value of warrant liabilities	—	—	—	977	—	977
Change in fair value of asset held for sale	—	—	(218)	—	—	(218)
Others	—	—	1,242	54	—	1,296
Total other expenses, net	(22,733)	(866)	(4,698)	(7,723)	—	(36,020)
Income tax expense	—	—	(109)	—	—	(109)
Net loss	$(50,055)	$(4,496)	$(1,128)	$(118,863)	$—	$(174,542)

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

	For the year ended December 31, 2024
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue
Loans interest income	$—	$—	$151	$—	$—	$151
Commission	—	—	20,348	—	—	20,348
Recurring asset management service fees	—	—	1,887	—	—	1,887
Advertising revenue	275	1	—	—	—	276
SaaS fees	707	—	—	—	—	707
Subscription fees and paid-per-view fees	19	4,088	—	—	—	4,107
Total revenue	1,001	4,089	22,386	—	—	27,476
Operating expenses
Operating expenses for social media and streaming platform	(522)	(3,491)	—	—	—	(4,013)
Commission expense	—	—	(10,531)	—	—	(10,531)
Sales and marketing expenses	(921)	(426)	(219)	—	—	(1,566)
Research and development expenses	(1,193)	(135)	(1,853)	—	—	(3,181)
Personnel and benefit expenses	(2,091)	(86)	(38,106)	(44,603)	—	(84,886)
Legal and professional fee	(3,048)	(70)	(2,321)	(16,931)	—	(22,370)
Legal and professional fee, related party	—	—	—	(949)	—	(949)
Office and operating fee, related party	—	—	(4,303)	—	—	(4,303)
Provision for allowance for expected credit losses	5	(10)	(2,544)	—	—	(2,549)
Other general and administrative expenses	(1,659)	(109)	(4,287)	(253)	—	(6,308)
Total operating expenses	(9,429)	(4,327)	(64,164)	(62,736)	—	(140,656)
Other income (expense), net
Interest income	6	—	19	765	(339)	451
Interest expense	(2,581)	(132)	(785)	(4,778)	339	(7,937)
Foreign exchange (loss) gain, net	—	16	(717)	—	—	(701)
Impairment on property and equipment	—	—	(104)	—	—	(104)
Impairment on intangible assets	(621)	(210)	(369)	—	—	(1,200)
Impairment on goodwill	(1,000,002)	(5,776)	—	—	—	(1,005,778)
Impairment on right-of-use assets	—	—	(1,664)	—	—	(1,664)
Investment loss, net	—	—	(15,971)	—	—	(15,971)
Change in fair value of convertible debts	4,447	—	—	—	—	4,447
Change in fair value of warrant liabilities	—	—	—	3,463	—	3,463
Sundry income	31	6	101	—	—	138
Total other expenses, net	(998,720)	(6,096)	(19,490)	(550)	—	(1,024,856)
Income tax expense	—	—	—	—	—	—
Net loss	$(1,007,148)	$(6,334)	$(61,268)	$(63,286)	$—	$(1,138,036)

The following tables present a summary of the Company’s revenues from external customers by geographic regions, for each reportable segment for the years ended December 31, 2025 and 2024:

	For the year ended December 31, 2025
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue by geographic regions:
Hong Kong	$—	$—	$21,622	$—	$—	$21,622
United States	—	—	—	—	—	—
Others	—	—	—	—	—	—
Total revenue	$—	$—	$21,622	$—	$—	$21,622

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

	For the year ended December 31, 2024
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue by geographic regions:
Hong Kong	$—	$—	$22,386	$—	$—	$22,386
United States	928	2,542	—	—	—	3,470
Others	73	1,547	—	—	—	1,620
Total revenue	$1,001	$4,089	$22,386	$—	$—	$27,476

The following tables present a summary of the Company’s assets by reportable segment as of December 31, 2025 and 2024:

	As of December 31, 2025
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Long-term investments, net	$—	$—	$20,277	$—	$—	$20,277
Other assets, net	14	476	10,685	4,053	—	15,228
Total assets	$14	$476	$30,962	$4,053	$—	$35,505

	As of December 31, 2024
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Long-term investments, net	$—	$—	$25,455	$—	$—	$25,455
Other assets, net	1,861	2,418	18,121	2,723	—	$25,123
Total assets	$1,861	$2,418	$43,576	$2,723	$—	$50,578

NOTE 5 — RESTRICTED CASH

As of December 31, 2025 and 2024, the Company has approximately $10.3 million and $14.2 million fund held in escrow, respectively. Fund held in escrow primarily comprised of escrow funds held in bank accounts on behalf of the Company’s customers. The Company is currently acted as a custodian to manage the assets and investment portfolio on behalf of its customers under the terms of certain contractual agreements, which the Company does not have the right to use for any purposes, other than managing the portfolio. Upon receiving escrow funds, the Company records a corresponding escrow liability.

NOTE 6 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	As of December 31,
	2025	2024
Accounts receivable	$1,026	$3,388
Accounts receivable – related parties	—	1,100
Less: allowance for expected credit losses	(107)	(1,615)
Accounts receivable, net	$919	$2,873

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

The following table presents the activity in the allowance for expected credit losses:

	As of December 31,
	2025	2024
Balance at beginning of year	$1,615	$312
Additions from acquisition of subsidiaries	—	386
Additions	—	914
Written off	(1,502)	—
Foreign translation adjustment	(6)	3
Balance at end of year	$107	$1,615

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

The Company generally conducts its business with creditworthy third parties. The Company determines, on a quarterly basis, the probable losses and an allowance for expected credit losses determined in accordance with the CECL model, based on historical losses, current economic conditions, forecasted future economic and market considerations, and in some cases, evaluating specific customer accounts for risk of loss. Accounts receivable are written off by $1.76 million after exhaustive collection efforts occur and the receivable is deemed uncollectible. In addition, receivable balances are monitored on an ongoing basis and its exposure to bad debts is not significant.

For the years ended December 31, 2025 and 2024, the Company has assessed the probable loss and made a provision for allowance for expected credit losses of $0.0 and $0.9 million on accounts receivable, respectively.

For the years ended December 31, 2025 and 2024, the Company has written off accounts receivable of $1.5 million and $0, respectively against the allowance for expected credit losses as they were determined to be uncollectible.

NOTE 7 — LOANS AND NOTES RECEIVABLE, NET

(a)	Loans Receivables, net

The Company’s loans receivable, net was as follows:

	As of December 31,
	2025	2024
Residential mortgage loans	$—	$1,164
Less: allowance for expected credit losses	—	(38)
Loans receivable, net	$—	$1,126

Classifying as:
Current portion	$—	$92
Non-current portion	—	1,034
Loans receivable, net	$—	$1,126

The interest rates on loans issued ranged between 10.00% and 10.50% (2024: 10.00% to 10.50%) per annum for the years ended December 31, 2025 and 2024. Mortgage loans are secured by collateral in the pledge of the underlying residential properties owned by the borrowers. During the year ended December 31, 2025, the Company recovered its loan receivables through the sale of collateralized assets, resulting in a loss of debt recovery of $0.15 million, as the disposal proceeds were lower than the outstanding loan receivable.

Mortgage loans are made to either business or individual customers in Hong Kong for a period of 1 to 25 years, which are fully collateralized and closely monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of December 31, 2025 and 2024.

The following table presents the activity in the allowance for expected credit losses:

	As of December 31,
	2025	2024
Balance at beginning of year	$38	$1
Additions	—	36
Written-off	(38)	—
Foreign translation adjustment	—	1
Balance at end of year	$—	$38

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

For the years ended December 31, 2025 and 2024, the Company has assessed the probable loss and made a provision for allowance for expected credit losses of $0 and $0.04 million, respectively.

For the years ended December 31, 2025 and 2024, the Company has written off $0.04 million and $0 loans receivables, respectively due to uncollectible as assessed by the management.

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

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

NOTE 8 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	As of December 31,
	2025	2024
As cost:
Furniture, fixtures and equipment	$40	$40
Computer equipment	243	243
	283	283
Less: accumulated depreciation and impairment	(283)	(283)
Property and equipment, net	$—	$—

NOTE 9 — LONG-TERM INVESTMENTS, NET

Long-term investments, net consisted of the following:

	As of December 31,
	Ownership interest	2025	Ownership interest	2024
Marketable equity securities:
Investment C	0.00%*	1	0.00%*	1

Non-marketable equity securities:
Investment A	9.98%	6,191	8.37%	5,479
Investment B	3.30%	254	3.63%	255
Investment D	4.30%	10,733	4.49%	16,621
Investment E, related party	4.00%	524	4.00%	525
Investment G	27.98%	-	56.93%	-
Investment H	3.36%	2,574	3.76%	2,574

Net carrying value		$20,277		$25,455

*	Less than 0.001%

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

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

Management assesses each of these investments on an individual basis, subject to a periodic impairment review and considers qualitative and quantitative factors including the investee’s financial condition, the business outlook for its products and technology, its projected results and cash flow, financing transactions subsequent to the acquisition of the investment, the likelihood of obtaining subsequent rounds of financing and cash usage. The Company is not required to determine the fair value of these investments unless impairment indicators existed. When an impairment exists, the investment will be written down to its fair value by recording the corresponding charge as a component of other income (expense), net. Fair value is determined by an independent valuer using the market-based approach, utilizing observable inputs, including relevant market data and comparable market transactions.

The following table presents the movement of non-marketable equity securities as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Balance at beginning of year	$25,455	$25,725
Additions	—	18,457
Disposal	—	(2,152)
Adjustments:
Downward adjustments	(7,086)	(15,971)
Foreign exchange adjustment	1,908	(604)
Balance at end of year	$20,277	$25,455

Cumulative unrealized gains and losses, included in the carrying value of the Company’s non-marketable equity securities

	As of December 31,
	2025	2024
Downward adjustments (including impairment)	$(60,404)	$(53,318)
Upward adjustments	6,209	6,209
Total	$(54,195)	$(47,109)

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

Investment loss, net is recorded as other expense in the Company’s consolidated statements of operations and comprehensive loss and consisted of the following:

	For the years ended December 31,
	2025	2024
Marketable equity securities:
Realized gain from sale of Investment C	$— *	$— *

Non-marketable equity securities:
Unrealized losses (including impairment) – Investment B	—	(88)
Unrealized losses (including impairment) – Investment D	(7,086)	—
Unrealized losses (including impairment) – Investment H	—	(15,883)
Investment loss, net	$(7,086)	$(15,971)

*	Less than $1,000

NOTE 10 — ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consisted of the followings:

	As of December 31,
	2025	2024
Accounts payable	$54,062	$53,752
Provision for potential litigation expense	34,120	22,962
Music contingencies	23,768	23,793
Accrued professional expenses	29,085	28,627
Redemption liability	7,298	7,298
Loan interest payable	12,774	3,489
Loan interest payable – related parties	5,778	1,251
Accrued payroll	16,716	2,636
Other accrued liabilities	9,776	7,344
Total	$193,377	$151,152

NOTE 11 — BORROWINGS

The borrowings consisted of the followings:

	As of December 31,
	2025	2024
Mortgage borrowings (a)	$—	$868
Short-term loans (b)	11,483	11,642
Short-term loans, related parties (c)	48,959	29,181
Factoring loan (d)	1	197
Total	$60,443	$41,888

Notes:

(a)	Mortgage Borrowings

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

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

In July 2024, the Company partially settled approximately $0.8 million, including approximately $0.02 million interest expense (equivalent to principal and interest of approximately HK$6.0 million and HK$0.15 million, respectively). The remaining principal and accrued interest are settled in January and June 2025.

As of December 31, 2025 and 2024, the carrying value of the loan is $0.0 and $0.9 million, respectively.

(b)	Short-term Loans

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, which includes the short-term notes assumed at an aggregate principal amount of $11.0 million issued to various lenders (collectively, the “Short-term Loans”). The Short-term loans mature at various dates within the next twelve months and are included as current liabilities in the accompanying consolidated balance sheets. The Company incurred approximately $10.1 million and $2.0 million in interest expense on the various short-term loans during the years ended December 31, 2025 and 2024, respectively.

On November 27, 2024, the Company also obtained a short-term loan of approximately $0.6 million from an independent third party in Hong Kong with a fixed interest rate of 6% per annum, repayable on December 31, 2024. The loan is unsecured and the fixed interest rate will increase to 15% per annum if there is any default on repayment.

As of December 31, 2025 and 2024, the aggregate outstanding principal and accrued interest was approximately $11.5 million and $11.6 million, respectively.

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

In October 2024, the Company entered into a loan facility agreement with one of its stockholders, TAG Holding Limited for borrowings up to $30.0 million. The loan is unsecured, repayable on demand and bears interest at a fixed rate of 6% per annum.

On October 16, 2024, Triller Corp. entered into a short-term loan agreement with Giant Wisdom Ventures Limited for a principal of approximately $5.0 million with a fixed interest rate of 18% per annum. The loan is guaranteed by Triller Group and is collateralized by 5,000,000 shares of BKFC common stock. Both principal and accrued interest are due on January 16, 2025. In the event of a default, the interest rate increases to 21% per annum. As of December 31, 2025 and 2024, the aggregate outstanding principal and accrued interest was approximately $5.2 million.

During the years ended December 31, 2025 and 2024, the Company obtained aggregate short-term loans of approximately $1.1 million from its Chief Operating Officer (“COO”), bearing interest at 6% per annum, unsecured, and repayable within twelve months. The interest rate increases to 15% per annum upon default. The holder has the option to settle the loan either through cash repayment or by receiving a fixed number of shares of the Company’s common stock. During the year ended December 31, 2025, the Company issued aggregate 798,000 shares of common stock to the COO for the repayment of these loans (see Note 15(a)(ii)). As of December 31, 2025 and 2024, the outstanding loan balances were approximately $0.06 million and $0.5 million, respectively.

On March 21, 2025, the Company entered into short-term loan agreements with Giant Wisdom Ventures Limited for aggregate principal of $15.5 million with a fixed interest rate of 8% per annum and repayable in June and July 2025. The loans are guaranteed by Triller Hold Co LLC and secured by a pledge of 1,400,000 shares of common stock of BKFC owned by the Company.

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

As of December 31, 2025 and 2024, the aggregate outstanding loan balance was approximately $49.0 million and $29.2 million, respectively.

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

As of December 31, 2025 and 2024, the outstanding principal balance, net of debt discount, was approximately $0.001 million and $0.2 million, respectively.

NOTE 12 — CONVERTIBLE DEBTS

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

As of December 31, 2025 and 2024, the TFI Note was reported at a fair value of approximately $52.7 million and $46.3 million, respectively, which is included in convertible debts under current liabilities in the consolidated balance sheets. For the year ended December 31, 2025, there was $ 6.4 million change in fair value of convertible debts in the consolidated statements of operations and comprehensive loss.

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

As of December 31, 2025 and 2024, the fair value of the note is approximately $7.0 million and $6.8 million, respectively. As of the date of issuance of these consolidated financial statements, the Company has not repaid the amount due and considered default of settlement.

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

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

As of December 31, 2025 and 2024, the Company issued convertible promissory notes in an aggregate of approximately $36.3 million and $32.6 million to Yorkville, respectively.

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

Common Warrants to Yorkville

Also, pursuant to the First A&R SEPA and Second A&R SEPA, the Company issued a warrant (the “Common Warrant”) to Yorkville to purchase up to a number of shares of common stock of the Company equal to 25% of the principal amount of the aggregated pre-paid advances divided by a price equal to the Fixed Price, each such Common Warrant with an exercise price equal to the Fixed Price. On June 28, 2024, the Company issued 1,431,561 common warrants to Yorkville at a fixed exercise price of $5.85 per share (see Note 13).

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

The Company recorded amortization of debt discount and direct issuance costs and accrued interest of convertible promissory notes payable in interest expense in the consolidated statements of operations and comprehensive loss of approximately $2.06 million and $1.68 million for the year ended December 31, 2025, respectively.

The Company recorded amortization of debt discount and direct issuance costs and accrued interest of convertible promissory notes payable in interest expense in the consolidated statements of operations and comprehensive loss of approximately $2.2 million and $0.9 million for the year ended December 31, 2024, respectively.

On November 26, 2024, Yorkville initiated litigation against Triller, Triller Corp., Triller Hold Co LLC, and Convoy Global Holdings Limited (“Defendants”) by filing a motion for summary judgment in lieu of a complaint pursuant to NY CPLR 3213 (the “Motion”), seeking a judgment finding Defendants liable for all amounts allegedly owed under the convertible promissory note, including interest, plus costs, legal fees, and expenses incurred by Yorkville (see Note 21). As of the date of issuance of these consolidated financial statements, the Company has not repaid the amount due and considered default of settlement.

NOTE 13 — WARRANTS

In connection with the merger transaction completed on October 15, 2024, the exercise prices for, and the shares underlying, all previously outstanding public warrants (“AGBA Public Warrants”), Class A warrants (“AGBA Class A Warrants”), and common warrants (“AGBA Common Warrants”) (collectively, “AGBA Warrants”) issued by AGBA were adjusted in accordance with the terms of such warrant instruments to reflect the previously announced and implemented 1.9365-to-1 Forward Split and 1-for-4 Reverse Split. An equitable adjustment with a combined ratio of 0.5:1 applied to the number of AGBA Ordinary Shares issuable on the exercise of each AGBA Warrants and the warrant price. Upon the closing, all warrants issued by AGBA and Triller Corp. were assigned to and assumed by Triller Group (“Triller Group Warrants”). Accordingly, as of the close of business acquisition on October 15, 2024, each AGBA Public Warrant and each AGBA SPAC Private Warrant became one Triller Group Warrant which entitles the holder thereof to purchase 0.25 shares of Triller Group Common Stock at an adjusted exercise price of $23.00 per whole share (provided, however, warrants are not exercisable for fractional shares, only whole shares; thereby a warrant holder would need to hold four warrants to yield one share). Each AGBA Class A Warrant and each AGBA Common Warrant became one Triller Group Warrant which entitles the holder thereof to purchase 0.5 shares of Triller Group Common Stock at an adjusted exercise price of two times of the original exercise price per whole share (provided, however, warrants are not exercisable for fractional shares, only whole shares; thereby a warrant holder would need to hold two warrants to yield one share). AGBA Public Warrants started trading on a post-adjustment basis as Triller Group Warrants on October 16, 2024 under the new ticker symbol “ILLRW”. All the warrants and their exercise prices are retroactively restated in effect to the forward stock split and reverse stock split (see Note 15).

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

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

As of December 31, 2025 and 2024, there were 4,600,000 and 4,600,000 public warrants of Triller Group Warrants outstanding.

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

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

As of December 31, 2025 and 2024, there were 13,983,298 and 14,811,260 replacement warrants of Replacement Warrants outstanding, respectively.

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

As of December 31, 2025 and 2024, there were 1,469,840 and 1,469,840 Warrants - Class A of Triller Group Warrants outstanding, respectively, with aggregate value of approximately $0 and $1.0 million, respectively.

(b)	Common Warrants

On June 28, 2024, the Company issued 1,431,561 common warrants to Yorkville, in connection with the Second A&R SEPA (see Note 12(iii)). Each common warrant entitles the holder to purchase 1 share of common stock with an exercise price of $5.85 per share.

As of December 31, 2025 and 2024, there were 1,431,561 and 1,431,561 common warrants of Triller Group Warrants outstanding, respectively.

The Company has accounted for and presented Warrant – Class A and Common Warrants as liabilities on the consolidated balance sheets, in accordance with ASC 480. The fair value of the warrant liabilities is valued by an independent valuer using a Binominal pricing model. The warrant liabilities were classified as Level 3 due to the use of unobservable inputs.

The key inputs into the Binominal pricing model were as follows at their measurement dates:

	As of December 31, 2025
	Common Warrants	Warrants – Class A
Input
Share price	$0.03	$0.03
Risk-free interest rate	4.23%	3.59 – 3.62%
Volatility	50.89%	54.68 – 55.09%
Exercise price	$2.83	$2.00
Warrant remaining life (years)	3.49	3.60 – 3.84

NOTE 14 — OPERATING LEASES

For the year ended December 31, 2024, the Company entered into a commercial operating lease with an independent third party for the use of an office in Hong Kong. The lease has an original term exceeding 1 year, but not more than 3 years with an option to renew a further term of 3 years.

For the year ended December 31, 2025, the Company entered into a new commercial operating lease with an independent third party for the use of an office in Hong Kong. The lease has a lease term of 4 years with an option to renew a further term of 3 years.

The Company has evaluated the extension option and concluded that it is not reasonably certain that the option will be exercised. Accordingly, the extension period has not been included in the measurement of the lease liabilities. The assessment considered all relevant economic factors.

The operating leases are included in “Right-of-use asset, net” on the consolidated balance sheets and represents the Company’s right to use the underlying assets during the lease term. The Company’s obligation to make lease payments are included in “Operating lease liabilities” on the consolidated balance sheets.

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

Supplemental balance sheet information related to the operating leases was as follows:

	As of December 31,
	2025	2024
Operating lease:
Right-of-use assets	$2,827	$12,626
Less: accumulated amortization	(54)	(10,962)
Less: accumulated impairment losses	(2,773)	(1,664)
Right-of-use assets, net	$—	$—

Lease liabilities:
Current lease liabilities	$960	$1,867
Non-current lease liabilities	2,426	807
Total lease liabilities	$3,386	$2,674

Operating lease expense for the years ended December 31, 2025 and 2024 was approximately $2.4 million and $2.6 million, respectively.

The Company recognised an impairment loss of $2.8 million during the year ended December 31, 2025, as management determined that the assets had no recoverable amount based on its impairment testing.

Other supplemental information about the Company’s operating lease as of December 31, 2025 and 2024 are as follow:

	As of December 31,
	2025	2024
Weighted average discount rate	5.25%	5.25%
Weighted average remaining lease term (years)	3.39	1.42

Maturities of operating lease liabilities as of December 31, 2025 were as follows:

For the year ended December 31,	Operating lease
2026	$1,099
2027	911
2028	899
2029	778
Total minimum lease payments	3,687
Less: imputed interest	(301)
Total operating lease liabilities	$3,386

NOTE 15 — STOCKHOLDERS’ DEFICIT

(a)	Common Stock

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

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

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

During the year ended December 31, 2025, the Company issued 35,593,140 shares of common stock as follows:

(i)	2,043,962 shares of common stock for settlement of claims that relate to the affairs of Triller Corp. prior to the closing date of the merger transaction on October 15, 2024 with common stock held in escrow.

(ii)	798,000 shares of common stock to an officer of the Company for the repayment of short-term borrowings (see Note 11(c)).

(iii)	1,500,000 shares of common stock to the independent directors of the Company under the 2024 Equity Incentive Plan.

(iv)	1,248,745 shares of common stock to certain consultants to compensate their services rendered.

(v)	15,591,607 shares of common stock to a director, officers and employees of the Company to compensate for the contributions of their services and performance.

(vi)	560,360 shares of common stock to the directors and officers for the settlement of the accrued salaries and salaries during the year.

(vii)	30,000 shares of common stock to a Triller Corp.’s employee in connection with the Triller RSUs.

(viii)	11,807,332 shares of common stock to settle 11,801,804 shares of Series A-1 preferred stock to be issued in related to the merger transaction completed on October 15, 2024.

(ix)

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

3,227,500 shares of common stock to 13080 as the first installment in April 2025.

(x)	827,962 shares of common stock to certain replacement warrant holders for exercising an aggregate of 827,962 replacement warrants in July and October 2025.

(xi)	489,439 shares of common stock, which had been issued in connection with the conversion of a convertible note of Triller Corp., were cancelled in July 2025 as the convertible note was fully repaid by cash in 2024.

(xii)	1,324 shares of common stock issued to former Triller Corp.’s shareholders were cancelled in December 2025.

There were 175,288,522 and 138,143,817 shares of common stock issued and outstanding, as of December 31, 2025 and 2024, respectively.

To the date of the accompanying consolidated financial statements issued, there were 197,466,991 shares of common stock issued and outstanding. The subsequent issuance of common stocks is listed in Note 22.

For the years ended December 31, 2025 and 2024, the Company recorded approximately $89.6 million and $77.8 million stock-based compensation expense, respectively which is included in the personnel and benefit expense and legal and professional fee in the consolidated statements of operations and comprehensive loss.

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

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

There were 11,801,804 and 11,801,804 shares of Series A-1 Preferred Stock issued and outstanding as of December 31, 2025 and 2024, respectively.

Series B Preferred Stock

The Company designated up to 35,000 shares of Series B Preferred Stock, with a par value of $0.001 per share. Each share of Series B Preferred Stock shall be entitled to 10,000 votes for each share of Series B Preferred Stock held by such holder.

There were 30,851 and 30,851 shares of Series B Preferred Stock issued and outstanding as of December 31, 2025 and 2024, respectively.

(c)	Preferred Stock To Be Issued

During the year ended December 31, 2025, the Company issued 11,807,332 shares of common stocks to settle 11,801,804 shares of Series A-1 preferred stock to be issued in connection with the merger transaction.

As of December 31, 2025 and 2024, there was nil and 11,801,804 shares of Series A-1 preferred stock to be issued.

(d)	Common Stock To Be Issued

The Company has committed to issue common stocks as compensation for services:

(i)	9,682,500 common stocks to a consultant under a consulting agreement. In April 2025, 3,227,500 shares of common stock issued to 13080 as the first installment (see Note 15(a)(ix)).

(ii)	5,340,211 common stocks to directors, officers and employees under equity incentive plans for their service and performance

There were 11,795,211 and 15,022,711 shares of common stock to be issued as of December 31, 2025 and 2024, respectively.

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

(e)	Common Stock Held In Escrow

There were 24,206,246 shares of common stock deposited into an escrow account in the name of the Company, acting as escrow agent, in connection with the merger transaction completed on October 15, 2024.

During the years ended December 31, 2025 and 2024, 2,043,962 and nil shares common stock held in escrow, respectively are transferred out to settle claims that relate to the affairs of Triller Corp. prior to the closing date of the merger transaction with common stock held in escrow.

There were 21,978,469 and 24,022,431 shares of common stock held in escrow issued and outstanding as of December 31, 2025 and 2024, respectively.

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

As of December 31, 2025 and 2024, 11,579 and 14,556 shares of common stock are available to issue under the Share Award Scheme, respectively.

(g)	Restricted Share Units (“RSUs”)

2022 RSUs

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

As of December 31, 2025 and 2024, 292,422 and 388,683 shares of common stock are available to issue under the plans, respectively.

During the years ended December 31, 2025 and 2024, the Company recorded approximately $0.5 million and $0.8 million stock-based compensation expense, respectively which is included in the personnel and benefit expenses in the consolidated statements of operations and comprehensive loss.

As of December 31, 2025, total unrecognized compensation remaining to be recognized in future periods for RSUs totaled approximately $0.2 million. They are expected to be recognized over the weighted average period ranging from 0.47 years.

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

A summary of the activities for the Company’s 2022 RSUs as of December 31, 2025 and 2024 is as follows:

	As of December 31,
	2025		2024
	Number of RSUs	Weighted Average Grant Price	Number of RSUs	Weighted Average Grant Price

Outstanding, beginning of year	388,683	$2.47	634,072	$2.47
Vested	—	$—	(95,525)	$2.47
Forfeited	(96,261)	$2.47	(149,864)	$2.47
Outstanding, end of year	292,422	$2.47	388,683	$2.47

2025 RSUs

In January 2025, the Company approved and granted 3,363,000 shares of common stock as RSUs to employees as additional compensation under the Scheme. These RSUs typically will be vested over two years period from 2025 to 2027.

As of December 31, 2025 and 2024, 1,851,364 and nil shares of common stock are available to issue under the plans, respectively.

During the years ended December 31, 2025 and 2024, the Company recorded approximately $2.4 million and $0 stock-based compensation expense, respectively which is included in the personnel and benefit expenses in the consolidated statements of operations and comprehensive loss.

As of December 31, 2025, total unrecognized compensation remaining to be recognized in future periods for RSUs totaled approximately $0.7 million. They are expected to be recognized over the weighted average period ranging from 0.98 years.

A summary of the activities for the Company’s 2025 RSUs as of December 31, 2025 is as follows:

	As of December 31, 2025
	Number of RSUs	Weighted Average Grant Price

Outstanding, beginning of year	—	$—
Granted	3,363,000	$2.09
Vested	(1,120,976)	$2.09
Forfeited	(390,660)	$2.09
Outstanding, end of year	1,851,364	$2.09

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

During the year ended December 31, 2025 and 2024, the Company recorded approximately $52.4 million and $20.3 million stock-based compensation expense, respectively which is included in the personnel and benefit expenses in the consolidated statements of operations and comprehensive loss.

As of December 31, 2025, total unrecognized compensation remaining to be recognized in future periods for RSUs totaled approximately $22.6 million. They are expected to be recognized over the weighted average period of 0.79 years.

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

A summary of the activities for the Triller RSUs as of December 31, 2025 and 2024 is as follows:

	As of December 31,
	2025		2024
	Number of RSUs	Weighted Average Grant Price	Number of RSUs	Weighted Average Grant Price

Outstanding, beginning of year	17,004,025	$5.60	—	$—
Granted	737,640	$0.70	17,004,025	$5.60
Vested	(6,348,968)	$5.50	—	$—
Outstanding, end of year	11,392,697	$5.60	17,004,025	$5.60

Share Incentive (the “Incentive Scheme”)

During the year ended December 31, 2024, an aggregate of 16,266,600 shares were granted to the former chairman, directors and officers of the Company and vested upon closing of the Merger Transaction. Among these, 4,841,250 were vested monthly in equal instalments over next two years commencing from October 15, 2024.

The fair value is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis. The valuations assume no dividends will be paid.

The Company issued 6,584,100 shares of common stock to the directors and officers of the Company, whose shares were vested in 2024.

During the year ended December 31, 2025 and 2024, the Company recorded approximately $9.5 million and $40.8 million stock-based compensation expense, respectively which is included in the personnel and benefit expenses in the consolidated statements of operations and comprehensive loss.

As of December 31, 2025, total unrecognized compensation remaining to be recognized in future periods for Incentive Scheme totaled approximately $1.7 million. They are expected to be recognized over the weighted average period of 0.83 year.

A summary of the activities for the Incentive Plan as of December 31, 2025 and 2024 is as follow:

	As of December 31,
	2025		2024
	Number of RSUs	Weighted Average Grant Price	Number of RSUs	Weighted Average Grant Price

Outstanding, beginning of year	4,437,812	$3.68	—	$—
Granted	—	$—	16,266,600	$3.68
Vested	(2,420,625)	$3.68	(11,828,788)	$3.68
Outstanding, end of year	2,017,187	$3.68	4,437,812	$3.68

(h)	2024 Equity Incentive Plan

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

As of December 31, 2025 and 2024, 2,065,121 and 24,508,411 shares of common stock are available to issue under this plan.

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

NOTE 16 — OPERATING EXPENSES

Personnel and Benefit Expense

Personnel and benefit expense mainly consisted of salaries and bonus paid and payable to the employees, a portion of which was settled by the issuance of common stock of the Company.

During the years ended December 31, 2025 and 2024, the Company recorded approximately $108.0 million and $84.9 million personnel and benefit expense, of which approximately $81.0 million and $67.7 million was stock-based related, respectively.

Other General and Administrative Expenses

The Company incurred different types of expenditures under other general and administrative expenses. They primarily consist of depreciation and amortization, allowance for expected credit losses, legal and professional fees, and management fee expenses which are allocated for certain corporate office expenses.

During the years ended December 31, 2025 and 2024, the Company recorded approximately $33.3 million and $36.5 million other general and administrative expenses, respectively.

NOTE 17 — NET LOSS PER SHARE

As the Company reported a net loss for the years ended December 31, 2025 and 2024, it was required by ASC 260 to use basic weighted-average shares outstanding when calculating diluted net loss per share for the years ended December 31, 2025 and 2024, as the potential dilutive securities are anti-dilutive.

	For the years ended December 31,
	2025	2024
Numerator:
Net loss	$(174,542)	$(1,138,036)

Denominator:
Weighted average shares outstanding
- Basic and diluted	180,647,219	62,956,073

Net loss per share
- Basic and diluted	$(0.97)	$(18.08)

For the years ended December 31, 2025 and 2024, diluted weighted average common stock outstanding is equal to basic weighted average common stock, due to the Company's net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

NOTE 18 — INCOME TAX EXPENSE

The provision for income tax expense consisted of the following:

	For the years ended December 31,
	2025	2024
U.S.	$—	$—
Other than U.S.	109	—
Income tax expense	$109	$—

	For the years ended December 31,
	2025	2024
Current tax	$109	$—
Deferred tax	—	—
Income tax expense	$109	$—

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

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

For the years ended December 31, 2025 and 2024, the Hong Kong profits tax is calculated in accordance with the two-tiered profits tax rates regime. The applicable tax rate for the first HK$ 2 million of assessable profits is 8.25% and assessable profits above HK$ 2 million will continue to be subject to the rate of 16.5% for corporations in Hong Kong, effective from the year of assessment 2018/2019.

United States of America

Upon the domiciliation from the British Virgin Islands to the State of Delaware, the Company is subject to the federal income tax rate of 21%.

For the years ended December 31, 2025 and 2024, the Company’s principal operations were conducted in Hong Kong. The reconciliation of the Hong Kong income tax rate of 16.5% to the effective income tax rate based on loss before income tax expense are as follows:

	For the years ended December 31,
	2025	2024
Income tax expense at statutory rate	(28,781)	(187,776)
Income not subject to taxes	(960)	(7,641)
Non-deductible items:
- Share based compensation	13,753	12,833
- Investment loss	—	2,635
- Others (a)	6,123	178,777
Effect of difference tax jurisdiction	(8)	(309)
Tax losses utilized	(753)	—
Change in valuation allowance	10,756	1,481
Tax holiday	(21)	—
Income tax expense	$109	$—

Note:

(a)	For the years ended December 31, 2025 and 2024, other non-deductible expenses mainly consisted of impairment loss on goodwill and other non-current assets and bad debts written-off.

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Deferred tax assets, net:
Net operating loss carryforwards	$20,992	$10,446
Less: valuation allowance	(20,992)	(10,446)
Deferred tax assets, net:	$—	$—

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

The movement of valuation allowance is as follows:

	For the years ended December 31,
	2025	2024
Balance as of beginning of the year	$(10,446)	$(8,909)
Additions	(10,546)	(1,537)
Balance as of end of the year	$(20,992)	$(10,446)

As of December 31, 2025 and 2024, the operations incurred $113.5 million and $61.5 million, respectively of cumulative net operating losses, which can be carried forward to offset future taxable income. Net operating loss can be carried forward indefinitely but cannot be carried back to prior years. There are no group relief provisions for losses or transfers of assets under Hong Kong tax regime. Each company within a corporate group is taxed as a separate entity. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes that it is more likely that not all of these assets will be realized in the future. The valuation allowance is reviewed annually.

There was no income taxes paid during the years ended December 31, 2025 and 2024.

Uncertain tax positions

The Company evaluates the uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2025 and 2024, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties related to potential underpaid income tax expenses for the years ended December 31, 2025 and 2024 and also did not anticipate any significant increases or decreases in unrecognized tax benefits in the next 12 months from December 31, 2025.

NOTE 19 — RELATED PARTY BALANCES AND TRANSACTIONS

The table below sets forth major related parties of the Company and their relationships with the Company.

Name	Relationship with the Company
Mr. Tsai Ming Hsing, Richard (“Mr. Tsai”)	Controlling stockholder of the Company
Mr. Ng Wing Fai (“Mr. Ng”)	Chief Executive Officer and Executive Director of the Company
Ms. Wong Suet Fai Almond	Chief Operating Officer of the Company
JFA Capital	Investment private funds controlled by Mr. Tsai
NSD Capital	Investment private funds controlled by Mr. Tsai
TAG Holdings Limited	Stockholder and immediate holding company of the Company
TAG Financial Holdings Limited	Company controlled by Mr. Tsai
Convoy Financial Services Limited	Company controlled by Mr. Tsai
Convoy Global Holdings Limited	Company controlled by Mr. Tsai
Giant Wisdom Ventures Limited	Company controlled by Mr. Tsai
Green Nature Limited	Company controlled by Mr. Tsai
Total Formation Inc.	Stockholder of the Company and company controlled by Mr. Tsai
Atlas Merchant Capital LLC	Company controlled by the former chairman of the Company
DeSilva 2000 Living Trust	Company controlled by director of subsidiaries of the Company
HCMPS Healthcare Holdings Limited	Company with common director – Mr. Ng

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

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

(i)	Related party balances

Related party balances consisted of the following:

		As of December 31,
		2025	2024
Balance with related parties:
Loan interest payable	(a)	$5,778	$1,251
Borrowings	(b)	$48,959	$29,181
Long-term investment – Investment E	(c)	$524	$525
Convertible debt	(d)	$59,722	$53,106

(a)	Loan interest payable due to related parties represented the interest payable accrued on the short-term borrowings from four related parties.

(b)	Borrowings consisted of short-term loans obtained from the Company’s senior management, major stockholder of ultimate holding company, a company controlled by director of subsidiaries and a stockholder. The amounts were secured, interest-bearing and repayable on demand (see Note 11(c)).

(c)	The Company purchased 4% equity interest in Investment E from a related party in May 2021, based on historical cost. The Company has a common director with Investment E.

(d)	TFI Note obtained from the Company’s major stockholder of ultimate holding company. The amount was secured, interest-bearing, and repayable on demand. The Company issued an exchangeable note of approximately $5.4 million to Giant Wisdom Ventures Limited which bears interest at a fixed rate of 15% per annum and mature on January 16, 2025. The note is secured by a pledge of 5,000,000 shares of common stock of BKFC owned by the Company (see Note 12).

(ii)	Transaction with related parties

In the ordinary course of business, during the years ended December 31, 2025 and 2024, the Company involved with transactions, either at cost or current market prices and on the normal commercial terms among related parties. The following table provides the transactions with these parties for the periods as presented (for the portion of such period that they were considered related):

		For the years ended December 31,
		2025	2024
Office rental and operating fees	(e)	$4,256	$4,303
Legal and professional fees	(f)	$—	$949
Interest expense	(g)	$4,786	$1,024

(e)	Pursuant to the service agreement, the Company agreed to pay the office and administrative expenses to the holding company for the use of office premises, including, among other things, building management fees, government rates and rent, office rent, and lease-related interest and depreciation that were actually incurred by the holding company.

(f)	On September 19, 2023, the Company entered into an advisory services agreement with a related company, which owned by the Chairman of the Company, for a monthly fee of approximately $0.8 million. The service will be terminated by either party upon 90 days prior written notice.

(g)	The interest expense incurred for borrowings from four related parties (see Note 15(c)).

Apart from the transactions and balances detailed above and elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

NOTE 20 — RISK AND UNCERTAINTIES

The Company is exposed to the following concentrations of risks:

(a)	Major customers

For the years ended December 31, 2025 and 2024, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at year-end dates, are presented as follows:

	For the year ended December 31, 2025		As of December 31, 2025
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$4,666	22%	$87
Customer B	$3,604	17%	$—
Customer C	$2,466	11%	$597

	For the year ended December 31, 2024		As of December 31, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$4,158	18%	$—
Customer B	$2,523	11%	$—
Customer C	$1,523	7%	$21

(b)	Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents, restricted cash, accounts receivable, loans receivable, and notes receivables. Cash equivalents are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. As of December 31, 2025, the Company maintained a total of approximately $12.6 million at financial institutions, consisting of approximately $12.1 million held in Hong Kong, including a cash balance of approximately $1.8 million and escrow funds of approximately $10.3 million, of which approximately $11.6 million was subject to credit risk, and approximately $0.2 million in cash held in the United States. These balances are protected by the Hong Kong Deposit Protection Board, which provides coverage up to a limit of HK$0.8 million (approximately $0.1 million) if the bank with which an individual/a company hold its eligible deposit fails, effective from October 1, 2024, and the Federal Deposit Insurance Corporation (“FDIC”) in the United States. While management considers these financial institutions to be of high credit quality, it continuously monitors their creditworthiness.

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

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

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

For the years ended December 31, 2025 and 2024, the Company recorded the foreign exchange gain of approximately $2.4 million and loss of $0.70 million, respectively, mainly attributable from the long-term investments which are mostly denominated in Sterling.

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

NOTE 21 — COMMITMENTS AND CONTINGENCIES

Regulatory Non-Compliance

On April 17, 2025, the Company received a written notice (the “Notice”) from Nasdaq Stock Market, LLC (“Nasdaq”), notifying that the Company failed to comply with Nasdaq Listing Rule 5250(c)(1) as the Company failed to timely file its Annual Report on Form 10-K for the year ended December 31, 2024. The Notice had no immediate effect but, before June 16, 2025, the Company was required to submit a plan to Nasdaq to regain compliance with the Nasdaq Listing Rule. If Nasdaq accepts the Company’s plan, Nasdaq will grant the Company up to 180 calendar days from the filing due date to regain compliance. Otherwise, after the date, subject to other requirements and conditions, the Company may proceed to delisting procedures. On August 19, 2025, Nasdaq accepted the Company’s plan to regain the compliance by October 13, 2025.

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

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

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

Subsequent on January 26, 2026, the Company filed its Annual Report on Form 10-K for the year ended December 31, 2024 and Form 10-Q for the period ended March 31, 2025. On January 27, 2026, the Company filed its Form 10-Q for the period ended June 30, 2025 and September 30, 2025.

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

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

Subsequently on March 14, 2025, SLS issued a termination notice to terminate the agreement due to the Company’s failure to complete the transaction. On April 21, 2025, the Company and SLS entered into a settlement agreement under which the Company is obligated to pay SLS a settlement amount of SGD 1,850,000 (equivalent to $1.4 million) on or before August 31, 2025. In addition, SLS has claimed further damages of SGD 100,000 (equivalent to $0.07 million) arising from the Company’s breach of its obligations under the agreement. Both the settlement amount and the additional damages claim bear interest at a rate of 5.33% per annum, accruing from March 5, 2025, until the date of full payment.

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

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

The following describes material legal proceedings in which the Company is involved as of December 31, 2025:

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

On December 15, 2020, the writs of summons were issued against the Company and the former consultant by the Plaintiff. This action alleged the misrepresentation and conspiracy causing the loss from the investment in corporate bond and claimed for compensatory damage of approximately $1.7 million. The Company previously made approximately $0.8 million as contingency loss for the year ended December 31, 2021. Parties participated in a mediation held on March 25, 2022 and negotiated for settlement through without prejudice correspondence, no settlement was reached. The pre-trial review is fixed to be heard on January 29, 2026 and the 6-days trial is fixed to be heard from May 14 to 21, 2026. The case is on-going and legal counsel of the Company will continue to handle this matter. As of December 31, 2025, the Company accrued a legal provision of approximately $0.8 million as a liability in the consolidated balance sheets.

(iv)	Sony Music Entertainment

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the litigation with Sony Music Entertainment (“Sony”) alleging claims for breach of contract, copyright infringement, contributory copyright infringement, and vicarious copyright infringement. The court entered judgement pursuant to stipulation in the amount of approximately $3.6 million requiring Triller Corp to make monthly payments through May 21, 2025. Triller Corp defaulted on the payments and judgement was entered against Triller Corp on August 27, 2024 for the full amount due. As of December 31, 2025, approximately $3.6 million is included as a liability in the consolidated balance sheets.

(v)	Sony Music Publishing Europe Limited (“SOLAR”)

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the complaint filed by SOLAR in the London, United Kingdom Circuit Common Court alleging claims of songwriter/producer music publishing rights infringement. A default judgement for $5.4 million was ruled in SOLAR’s favor and SOLAR filed an action in the Superior Court of California for the County of Los Angeles for recognition of this foreign country money judgment in the amount of approximately $5.4 million. As of December 31, 2025, this amount is included as a liability in the consolidated balance sheets.

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

(vi)	Music Licensing

Triller Corp has outstanding contractual obligations to various record labels, music publishers and performing rights organizations (collectively, “Rightsholders”) who have licensed to Triller Corp the right to use sound recordings and musical compositions in connection with the operation of the Triller app and other aspects of the Company’s business. As of December 31, 2025, the Company has recorded liabilities in the amount of approximately $30.0 million for unpaid amounts owed under its music licenses. Triller Corp is also involved in various legal proceedings and has received threats of litigation from Rightsholders. Triller Corp believes it may be or become liable to Rightsholders for additional amounts such as interest, penalty fees, attorneys’ fees, copyright infringement damages and other amounts, but is currently unable to estimate the probability of loss associated with these actions or the range or reasonably possible losses, if any, or the impact such losses may have on the Company’s results of operations, financial condition or cash flows.

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

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the arbitration with Concentrix Daksh Services India Private Ltd. (“Concentrix”). Concentrix alleges wrongful early termination of a services agreement and seeks damages of approximately $2.0 million in lost profits, plus interest and fees. The Company has accrued approximately $2.0 million as a liability pertaining to this matter. While the Company intends to defend the claim vigorously, management believes the recorded amount represents the probable loss as of December 31, 2025.

(ix)	Epic Sports & Entertainment

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Hold Co LLC and Triller Fight Club LLC related to litigation with Epic Sports & Entertainment, Inc. (“Epic”) for alleged breach of a settlement agreement. Epic initially claimed damages of approximately $1.8 million, and recent settlement discussions indicate a potential settlement range of approximately $0.6 to $2.0 million. As of December 31, 2025, the Company accrued a legal provision of approximately $1.9 million as a liability in the consolidated balance sheets.

(x)	Samsung Arbitration Award

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the arbitration with Samsung Electronics Co., Ltd due to a breach of a commercial agreement and failure to pay the amounts owed under the contract. The U.S. District Court for the Central District of California confirmed the award and entered a judgment of approximately $2.6 million in May 2024, accruing interest at $368.43 per day, at a rate of 5.17% per annum until repaid. A writ of execution was issued on August 2, 2024, and a Judgment Debtor Examination is scheduled for February 24, 2025. The Company provided financial records in December 2024 in response to a subpoena. As of December 31, 2025, the Company accrued approximately $3.0 million as a liability in the consolidated balance sheets.

(xi)	Prem Parameswaren

In connection with the Merger Transaction, the Company assumed potential liabilities related to claims asserted by Prem Parameswaran, the former Chief Executive Officer of Triller Corp for alleged unpaid compensation. To avoid litigation, the parties reached an agreement in principle for a settlement consisting of $500,000 in cash, and 625,000 stock units which was issued and settled during the year ended December 31, 2025. As of December 31, 2025, the Company has accrued approximately $0.5 million as a liability in the consolidated balance sheets.

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

(xii)	Triller Legacy, LLC Settlement Agreement

On July 26, 2024, Triller Hold Co, LLC and Triller Acquisition, LLC entered into a settlement agreement with Triller Legacy, LLC (“Legacy”), original sellers of Triller Corp, regarding the 2019 acquisition of Triller Corp from Legacy. The Company agreed to issue 3.89 million shares of Series A common stock to Legacy. Legacy intends to sell 1.75 million shares for a minimum return of approximately $7.0 million by the end of December 31, 2025. The Company must compensate Legacy for any shortfall of share sales below $7.0 million. The Company has the option to purchase up to 1.75 million shares from Legacy at $4.00 per share through December 31, 2024 and $4.75 per share through December 31, 2025. The Company can also opt to pay Legacy $7.0 million. The Company has included the estimated guaranteed payment liability in its accounts payable and legal contingencies.

(xiii)	Bobby Sarnevesht

The Company is subject to claims asserted by Bobby Sarnevesht for alleged breach of a merger agreement and related contracts. The Company disputes the claims and the matter remains unresolved. As of December 31, 2025, the Company has accrued approximately $8.7 million as a liability pertaining to this dispute, which represents management’s best estimate of the probable loss.

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

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

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

(xvii)	Action Case: HCA 301/2025

On February 16, 2026, a writ of summons was served on the Company by the plaintiff, Singway (B.V.I.) Company Limited, in connection with an alleged breach of a tenancy agreement relating to commercial premises located on the 3rd floor of Hopewell Centre in Hong Kong. The claim includes, among other things, recovery of vacant possession, arrears of rental payments, other outstanding charges, interest and damages in an aggregated amount of approximately $42.9 million. The Company is going to file and serve its defence and counterclaim on or before April 29, 2026. Legal counsel of the Company will continue to handle this matter. At this stage in the proceedings, it is unable to determine the probability of the outcome of the matter or the range of reasonably possible loss, if any.

NOTE 22 — SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2025, up to the date that the audited consolidated financial statements were available to be issued.

In March 2026, the Company issued an aggregate of 200,000 shares of common stock to the employees of the Company under the 2024 Equity Incentive Plan.

On March 24, 2026, pursuant to an appeal by the Company, the Listing Council modified a determination entered on December 26, 2025 by the Panel to delist the securities of the Company from Nasdaq and suspend trading of the Company’s shares, effective at the opening of trading on December 30, 2025.

Specifically, the Listing Council modified the decision of the Panel as follows:

(1)	If the Company fails to make its 2025 Form 10-K filing by March 31, 2026, or within the additional period of time allowed by SEC Rule 12b-25, then the Company’s securities will be delisted immediately from Nasdaq. Such delisting would have the same effect as if the Listing Council had affirmed the Panel Delisting Decision. Therefore, such delisting would not be subject to further appeal to, or review by, the Listing Council.

(2)	If the Company files its 2025 Form 10-K filing by March 31, 2026, or within the additional period of time allowed by SEC Rule 12b-25, then the Company’s securities will resume trading on the Exchange on the following trading day. It will be the responsibility of the Company to notify Staff in a timely manner of having made its 2025 Form 10-K filing, so Nasdaq Staff can facilitate the resumption of trading in the Company’s securities in the Exchange.

NOTE 23 — PARENT ONLY FINANCIAL INFORMATION

The Company performed a test on the restricted net assets of consolidated subsidiaries in accordance with Securities and Exchange Commission Regulation S-X Rule 5-04 and concluded that it was applicable for the Company to disclose the financial statements for Triller Group Inc., the parent company.

The Company did not have significant capital and other commitments, long-term obligations, or guarantees as of December 31, 2025 and 2024. Certain information and footnote disclosures generally included in financial statements prepared in accordance with U.S. GAAP have been condensed and omitted.

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

The following presents condensed parent company only financial information of Triller Group Inc.

Condensed balance sheets

	As of December 31,
	2025		2024
ASSETS
Current assets:
Cash and cash equivalents	$4		$3
Amounts due from subsidiaries	48,497		66,088
Promissory notes receivable, related party	44,618		33,949
Prepayments	78		155
Total current assets	93,197		100,195

Non-current assets:
Investments in subsidiaries	785,733		785,733
Total non-current assets	785,733		785,733

TOTAL ASSETS	$878,930		$885,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other payable and accrued liabilities	$13,192		$8,930
Borrowings	36,268		32,552
Borrowings, related party	15,500		18,443
Warrant liabilities	—		977
Total current liabilities	64,960		60,902

TOTAL LIABILITIES	64,960		60,902

Commitments and contingencies (Note 21)

Stockholders’ equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A-1 preferred stock, $0.001 par value, 50,000,000 shares authorized, 11,801,804 shares issued and outstanding as of December 31, 2025 and 2024	12		12
Series B preferred stock, $0.001 par value, 50,000,000 shares authorized, 30,851 shares issued and outstanding as of December 31, 2025 and 2024	—	*	—	*
Common stock, $0.001 par value; 150,000,000,000 shares authorized, 175,288,522 and 138,143,814 shares issued and outstanding as of December 31, 2025 and 2024, respectively	175		138
Series A-1 preferred stock to be issued	—		12
Common stock to be issued	12		15
Common stock held in escrow	22		24
Additional paid-in capital	993,705		909,806
Accumulated deficit	(179,956)		(84,981)
Total stockholders’ equity	813,970		825,026

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$878,930		$885,928

*	Less than $1,000

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

Condensed Statements of Operations

	For the years ended December 31,
	2025	2024
Operating cost and expenses:
Stock-based compensation expense	$(78,928)	$(51,671)
Other general and administrative expenses	(11,120)	(11,066)
Total operating cost and expenses	(90,048)	(62,737)

Loss from operations	(90,048)	(62,737)

Other income (expense):
Interest income	—	765
Interest expense	(5,907)	(4,546)
Interest expense, related party	—	(231)
Change in fair value of warrant liabilities	977	3,463
Sundry income	3	—
Total other income (expense), net	(4,927)	(549)

Loss before income taxes	(94,975)	(63,286)

Income tax expense	—	—

NET LOSS	$(94,975)	$(63,286)

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars in thousand (“US$’000”), except for number of shares)

Condensed Statement of Cash Flows

	Years ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(94,975)	$(63,286)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	88,767	51,671
Change in fair value of warrant liabilities	(977)	(3,463)
Interest income from promissory notes receivable, related party	—	(765)
Interest expenses on borrowings	—	4,777

Change in operating assets and liabilities:
Prepayments	77	658
Amount due from subsidiaries	7,884	—
Other payables and accrued liabilities	(5,577)	6,399
Net cash used in operating activities	(4,801)	(4,009)

Cash flows from investing activities:
Issuance of promissory notes receivable, related party	(10,699)	(15,465)
Net cash used in investing activities	(10,699)	(15,465)

Cash flows from financing activities:
Proceeds from borrowings	15,500	—
Proceeds from exercising of warrants	1	—
Advances to related companies	—	(4,003)
Proceeds from convertible promissory note payables	—	23,350
Net cash provided by financing activities	15,501	19,347

Net change in cash, cash equivalent and restricted cash	1	(127)

BEGINNING OF YEAR	3	130

END OF YEAR	$4	$3