Form 10-Q
period 2026-03-31
Triller Group Inc.
filed 2026-05-13
CIK 1769624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 001-38909

Triller Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-1473901
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 N Broadway, STE 98065 Los Angeles, CA	90012
(Address of Principal Executive Offices)	(Zip Code)

(947) 622-9043
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

As of April 30, 2026, there were 198,844,373 common stock issued and outstanding.

Triller Group Inc.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRILLER GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars in thousands (“US$’000”), except for share and per share amounts)

	As of
	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,193	$2,294
Restricted cash	9,921	10,316
Accounts receivable, net	887	919
Deposit, prepayments, and other receivables, net	1,316	1,416
Assets held for sale	—	283
Total current assets	14,317	15,228

Non-current assets:
Property and equipment, net	—	—
Long-term investments, net	19,444	19,753
Long-term investments, net, related party	520	524
Right-of-use assets, net	—	—
Total non-current assets	19,964	20,277

TOTAL ASSETS	$34,281	$35,505

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and other current liabilities	$203,763	$187,599
Other current liabilities, related parties	7,070	5,778
Escrow liabilities	9,921	10,316
Borrowings	11,288	11,484
Borrowings, related party	51,265	48,959
Convertible debts	36,682	36,268
Convertible debts, related party	59,722	59,722
Warrant liabilities	—	—
Income tax payable	49	109
Operating lease liabilities, current	907	960
Total current liabilities	380,667	361,195

Non-current liabilities:
Operating lease liabilities, non-current	2,165	2,426
Total non-current liabilities	2,165	2,426

TOTAL LIABILITIES	382,832	363,621

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A-1 preferred stock, $0.001 par value, 50,000,000 shares authorized; 11,801,804 shares issued and outstanding as of March 31, 2026 and December 31, 2025	12	12
Series B preferred stock, $0.001 par value, 50,000,000 shares authorized; Nil and 30,851 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	— *
Common stock, $0.001 par value; 150,000,000,000 shares authorized, 175,488,522 and 175,288,522 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	175	175
Common stock to be issued	12	12
Common stock held in escrow	22	22
Additional paid-in capital	1,061,450	1,050,342
Accumulated other comprehensive income (loss)	169	(500)
Accumulated deficit	(1,410,391)	(1,378,179)
Total stockholders’ deficit	(348,551)	(328,116)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$34,281	$35,505

*	Less than $1,000

See accompanying notes to the unaudited condensed consolidated financial statements.

TRILLER GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. Dollars in thousands, except for the share and per share amounts)

	For the three months ended March 31,
	2026	2025
Revenues, net
Loan interest income	$—	$18
Commission	4,756	4,416
Recurring asset management service fees	274	347
	5,030	4,781

Operating expenses:
Commission expense	(3,470)	(2,521)
Sales and marketing expense	(234)	—
Research and development expense	(535)	(1,702)
Personnel and benefit expense	(16,448)	(34,964)
Legal and professional fee	(7,786)	(5,838)
Office and operating fee, related party	(663)	(1,178)
Provision for allowance for expected credit losses	(2)	(47)
Other general and administrative expenses	(3,612)	(2,733)
Total operating expenses	(32,750)	(48,983)

Loss from operations	(27,720)	(44,202)

Other income (expense):
Interest income	2	167
Interest expense	(4,500)	(4,803)
Foreign exchange (loss) gain, net	(212)	1,145
Bad debts recovered (written off)	256	(5,441)
Sundry income	14	106
Total other expenses, net	(4,440)	(8,826)

Loss before income taxes	(32,160)	(53,028)
Income tax expense	(52)	(24)

Net loss	$(32,212)	$(53,052)

Comprehensive loss:
Net loss	$(32,212)	$(53,052)
Other comprehensive loss
Foreign currency translation adjustment	669	61
Comprehensive loss	$(31,543)	$(52,991)

Weighted average number of common stock outstanding
- Basic and diluted	197,443,436	165,497,103

Net loss per share
- Basic and diluted	$(0.16)	$(0.32)

See accompanying notes to the unaudited condensed consolidated financial statements.

TRILLER GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(U.S. Dollars in thousands, except for share and per share amounts)

		For the three months ended March 31, 2026
		Series A-1 preferred stock		Series B preferred stock			Common stock			Series A-1 preferred stock to be issued		Common stock to be issued		Common stock held under escrow		Additional	Accumulated other comprehensive		Total stockholders’
	Note	No. of share	Amount	No. of share	Amount		No. of share#	Amount		No. of share	Amount	No. of share	Amount	No. of share	Amount	paid-in capital	income (loss)	Accumulated deficit	(deficit) equity
Balance as of December 31, 2025		11,801,804	$12	30,851	$—	*	175,288,522	$175		—	$—	11,795,211	$12	21,978,469	$22	$1,050,342	$(500)	$(1,378,179)	$(328,116)

Stock-based compensation to directors, officers, and employees	12(a)	—	—	—	—		200,000	—	*	—	—	—	—	—	—	11,108	—	—	11,108
Redemption of Series B shares	12(b)	—	—	(30,851)	—	*	—	—		—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment		—	—	—	—		—	—		—	—	—	—	—	—	—	669	—	669
Net loss for the period		—	—	—	—		—	—		—	—	—	—	—	—	—	—	(32,212)	(32,212)

Balance as of March 31, 2026		11,801,804	$12	—	$—		175,488,522	$175		—	$—	11,795,211	$12	21,978,469	$22	$1,061,450	$169	$(1,410,391)	$(348,551)

	For the three months ended March 31, 2025
		Series A-1 preferred stock		Series B preferred stock			Common stock		Series A-1 preferred stock to be issued		Common stock to be issued		Common stock held in escrow		Additional	Accumulated other		Total
	Note	No. of share	Amount	No. of share	Amount		No. of share#	Amount	No. of share	Amount	No. of share#	Amount	No. of share	Amount	paid-in capital	comprehensive loss	Accumulated deficit	stockholders’ deficit
Balance as of January 1, 2025		11,801,804	$12	30,851	$—	*	138,143,817	$138	11,801,804	$12	15,022,711	$15	24,022,431	$24	$958,017	$(548)	$(1,203,637)	$(245,967)

Settlement of payables with common stock held in escrow		—	—	—	—		2,043,962	2	—	—	—	—	(2,043,962)	(2)	—	—	—	—
Issuance of common stock for repayment of borrowings, related party		—	—	—	—		155,000	—	—	—	—	—	—	—	554	—	—	554
Stock-based compensation to consultants		—	—	—	—		348,745	—	—	—	—	—	—	—	2,087	—	—	2,087
Stock-based compensation to directors, officers, and employees		—	—	—	—		766,487	1	—	—	—	—	—	—	28,875	—	—	28,876
Settlement of Series A-1 preferred stock to be issued in related to merger transaction		—	—	—	—		11,807,332	12	(11,801,804)	(12)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment		—	—	—	—		—	—	—	—	—	—	—	—	—	61	—	61
Net loss for the period		—	—	—	—		—	—	—	—	—	—	—	—	—	—	(53,052)	(53,052)

Balance as March 31, 2025		11,801,804	$12	30,851	$—	*	153,265,343	$153	—	$—	15,022,711	$15	21,978,469	$22	$989,533	$(487)	$(1,256,689)	$(267,441)

*	Less than $1,000

See accompanying notes to the unaudited condensed consolidated financial statements.

TRILLER GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars in thousand (“US$’000”))

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(32,212)	$(53,052)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	11,108	28,750
Marketing expense	—	513
Interest income	(2)	(167)
Interest expense on borrowings	4,500	4,803
Foreign exchange loss (gain), net	212	(1,145)
Bad debts (recovered) written off	(256)	5,441
Provision for allowance for expected credit losses	2	47
Gain on disposal of asset held for sale	—	(68)

Change in operating assets and liabilities:
Accounts receivable	288	(1,520)
Loans receivable	—	(1,330)
Deposits, prepayments, and other receivables	98	(183)
Accounts payable and other current liabilities	12,931	3,003
Accounts payable and other current liabilities, related parties	1,293	570
Escrow liabilities	(395)	(1,404)
Operating lease liabilities	(314)	(462)
Income tax payable	(60)	26
Net cash used in operating activities	(2,807)	(16,178)

Cash flows from investing activities:
Proceeds from disposal of assets held for sale	283	1,527
Net cash provided by investing activities	283	1,527

Cash flows from financing activities:
Proceeds from borrowings, related parties	2,249	11,728
Repayments of borrowings	(85)	—
Repayments of borrowings, related parties	(55)	—
Net cash provided by financing activities	2,109	11,728

Effect on exchange rate change on cash, cash equivalents and restricted cash	(81)	585

Net change in cash, cash equivalent and restricted cash	(496)	(2,338)
Beginning of period	12,610	17,261

End of period	$12,114	$14,923

Supplemental cash flow information:
Cash paid for income taxes	$112	$—

	As of
	March 31, 2026	December 31, 2025
Reconciliation to amounts on unaudited condensed consolidated balance sheets:
Cash and cash equivalents	$2,193	$2,294
Restricted cash	9,921	10,316

Total cash, cash equivalents and restricted cash	$12,114	$12,610

See accompanying notes to the unaudited condensed consolidated financial statements.

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

The accompanying unaudited condensed consolidated financial statements of the Company are presented in United State dollars (“US$” or “$”) and have been prepared in accordance with accounting principles generally accepted in the United States of America(“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities Exchange Commission. Certain information and footnote disclosures normally included in unaudited condensed consolidated financial statements have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2025 derived from the unaudited condensed consolidated financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed on April 14, 2026.

The unaudited condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

●	Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of ILLR and its subsidiaries. A subsidiary is an entity (including a structured entity), directly or indirectly, controlled by the Company. The unaudited condensed consolidated financial statements of the subsidiaries are prepared for the same reporting period as the Company, using consistent accounting policies. All intercompany transactions and balances between ILLR and its subsidiaries are eliminated upon consolidation.

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

Translation of amounts from HK$ into US$ has been made at the following exchange rates for the period ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Period-end HK$:US$ exchange rate	0.1276	0.1285
Period average HK$:US$ exchange rate	0.1280	0.1285

●	Segment Reporting

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

For certain services and customers, the Company requires payment before services are delivered to the customers. Changes in the allowance for expected credit losses are recorded in general and administrative expense in the unaudited condensed consolidated statement of operations and comprehensive loss. To determine the amount of allowance, the Company estimates all expected credits losses based on historical experience, current conditions and reasonable and supportable forecasts.

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

In accordance with ASC Topic 326, “Credit Losses – Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”), the Company utilizes the current expected credit losses (“CECL”) model to determine an allowance that reflects its best estimate of the lifetime expected credit losses on accounts receivable, loans receivable, notes receivable, and deposits, prepayments and others receivable which is recorded as a liability to offset the receivables. The CECL model is prepared after considering historical experience, current conditions, and reasonable and supportable economic forecasts to estimate lifetime expected credit losses. Accounts receivable, and deposits, prepayments, and others receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as a reduction of bad debt expense.

For the three months ended March 31, 2026 and 2025, the aggregated provision for allowance for expected credit losses on accounts receivable, loans receivable, notes receivable, and other receivables was $0.002 million and $0.05 million, respectively.

●	Rental Deposit

Rental deposit represents the deposit paid for the office leases under the long-term lease, less the allowance for expected credit losses, which is presented under the non-current assets of the unaudited condensed consolidated balance sheet based on the expected collection date. The rental deposits is classified to current assets when the lease contract is expected to be expired less than a year.

●	Asset Held For Sale

The Company classifies long-lived assets as held for sale in the period in which the criteria are met, in accordance with ASC 360, “Property and Equipment”. The Company ceases depreciation on long-lived assets (or disposal groups) classified as held for sale and measures them at the lower of carrying value or estimated fair value less cost to sell.

As of March 31, 2026 and December 31, 2025, the carrying value of the premises was approximately $0.0 and $0.3 million, respectively and recorded as assets held for sale in the unaudited condensed consolidated balance sheets. This asset was sold in January 2026.

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

In accordance with the provisions of ASC Topic360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cashflows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. No impairment losses were recognized for the three months ended March 31, 2026 and 2025.

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

Certain of the Company’s senior convertible debts are accounted for under the fair value option election in ASC 825 due to difference in its features. Under the fair value option election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented within other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company classifies its senior convertible notes and convertible promissory notes that are being valued under the fair value option election as Level 3 due to the lack of relevant observable market data over fair value inputs, such as the probability weighting of the various scenarios that can impact settlement of the arrangement.

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

Certain portion of the Company’s income is derived from contracts with customers, and as such, the revenue recognized depicts the transfer of promised goods or services to its customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company considers the terms of the contract and all relevant facts and circumstances when applying this guidance. The Company’s revenue recognition policies are in compliance with ASC Topic 606, as follows:

(a)	Financial Services

(i)	Commission income: The Company earns commissions from the sale of investment products to customers, who are insurance companies and fund houses. The Company enters into commission agreements with customers which specify the key terms and conditions of the arrangement. Commissions are separately negotiated for each transaction and generally do not include rights of return, credits or discounts, rebates, price protection or other similar privileges, and typically paid on or shortly after the transaction is completed. Upon the purchase of an investment product by customer, the Company earns a commission from customers, calculated as a fixed percentage of the investment products acquired by its customers. The Company defines the “purchase of an investment product” for its revenue recognition purpose as the time when the customers referred by the Company has entered into a subscription contract with the relevant product provider and, if required, the customer has transferred a deposit to an escrow account designated by the Company to complete the purchase of the investment products. After the contract is established, there are no significant judgments made when determining the commission price. Therefore, commissions are recorded at point in time when the investment product is purchased.

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

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The following table presents the revenue streams disaggregated by nature and geographic location:

	For the three months ended March 31,
	2026	2025
At a point in time
Commissions	$4,756	$4,416
Total revenue from the transfer of goods and services at a point in time	4,756	4,416

Over time
Recurring asset management service fees	274	347
Loan interest income	—	18
Total revenue from the transfer of goods and services over time	274	365
Total revenue	$5,030	$4,781

	For the three months ended March 31,
By geography:	2026	2025
Hong Kong	$5,030	$4,781
United States	—	—
Others	—	—
	$5,030	$4,781

Contract Balances

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

As of March 31, 2026 and December 31, 2025, there were no contract assets and contract liabilities from the Company’s contracts with customers.

For the three months ended March 31, 2026 and 2025, there were no revenues recognized relating to performance obligations satisfied or partially satisfied in prior periods.

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

ASC Topic 220, Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive (loss) income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive (loss) income, as presented in the accompanying unaudited condensed consolidated statements of changes in stockholders’ deficit, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive (loss) income is not included in the computation of income tax expense or benefit.

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

For the three months ended March 31, 2026 and 2025, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2026 and December 31, 2025, the Company did not have any significant unrecognized uncertain tax positions.

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

Under ASU 2016-02, Leases (Topic 842) (“Topic 842”), leases are categorized as operating or financing lease at inception. Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Lease terms include options to renew or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company has recognized right of use (“ROU”) assets and corresponding lease liabilities on the Company’s unaudited condensed consolidated balance sheets for its operating lease agreements with contractual terms greater than 12 months. Lease liabilities are based on the present value of remaining lease payments over the lease term. As the discount rate implied in the Company’s leases is not readily determinable, the present value is calculated using the Company’s incremental borrowing rate, which is estimated to approximate the interest rate on a collateralized basis with similar terms.

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

Leases with a term of twelve months or less upon the commencement date are considered short-term leases, are not included on the unaudited condensed consolidated balance sheets and are expensed on a straight-line basis over the lease term.

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

The carrying value of the Company’s financial instruments: cash and cash equivalents, restricted cash, accounts receivable, deposits, prepayments and other receivables, accounts payable and accrued liabilities, escrow liabilities, borrowings, and amounts due to stockholder approximate at their fair values because of the short-term nature of these financial instruments.

The Company measures warrant liabilities, certain convertible debts for which the fair value option has been elected at fair value on a recurring basis.

The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of March 31,		Quoted prices in active markets		Significant other observable inputs	Significant other unobservable inputs
Description	2026		(Level 1)		(Level 2)	(Level 3)

Assets:
Marketable equity securities	$—	*	$—	*	$—	$—
Long-term investments (a)	19,444		—		—	19,444
Long-term investments, related party	$520		$—		$—	$520

Liabilities:
Warrant liabilities	$—		$—		$—	$—
Convertible debts for which the fair value option has been elected (b)	$59,722		$—		$—	$59,722

*	Less than $1,000

	As of December 31,	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable equity securities	$1	$1	$—	$—
Long-term investments (a)	19,753	—	—	19,753
Long-term investments, related party	$524	$—	$—	$524

Liabilities:
Warrant liabilities	$—	$—	$—	$—
Convertible debts for which the fair value option has been elected (b)	$59,722	$—	$—	$59,722

Note:

(a)	Long-term investments are measured at fair value which are estimated using the market approach, based on valuation multiples derived from comparable companies, adjusted for size and risk. The significant unobservable inputs used in the valuation include market multiples ranging from 0.83 to 10.70 and a discount for lack of marketability of 12.95%.

(b)	Certain of the Company’s senior convertible notes and convertible promissory notes are accounted for under the fair value option election in ASC 825. Under the fair value option election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented within other income (expense) in the condensed consolidated statements of operations and comprehensive loss. The fair value was estimated using a binomial option pricing model, which incorporates probability-weighted outcomes and considers the contractual terms of the instruments, including conversion features and settlement scenarios.

The estimated fair value of the convertible debts as of March 31, 2026 was computed using the models and assumptions shown below. There was no movement for the three months ended March 31, 2026 and 2025.

The significant unobservable inputs in the valuation models as of March 31, 2026, are as follows:

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

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have a material impact on the unaudited condensed consolidated balance sheets, statements of operations and cash flows.

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

For the three months ended March 31, 2026, the Company reported net loss of approximately $32.2 million and net cash outflows from operating activities of approximately $2.8 million. As of March 31, 2026, the Company had a working capital deficit of approximately $366.4 million, stockholders’ deficit of approximately $348.6 million and cash and cash equivalents balance of approximately $2.2 million for working capital purposes.

The Company is also exposed to legal and regulatory matters, as disclosed in Note 16, which may result in additional defense and settlement costs. Unfavorable outcomes could further strain the Company’s liquidity.

As of the date of issuance of these unaudited condensed consolidated financial statements, the Company has not repaid certain short-term loans, TFI Note, exchangeable notes and convertible promissory notes, all of which are past due and considered in default.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of issuance of these unaudited condensed consolidated financial statements.

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

Management’s ability to execute its near-term funding plans and liquidity measures is important to the Company’s continued operation as a going concern. After considering the cash flow forecast, the funding initiatives under evaluation, management’s ability to defer or restructure certain obligations, and its ability to manage liquidity closely during the assessment period, management believes that the going concern basis of preparation remains appropriate. Management continues to monitor the Company’s liquidity position closely and update this assessment through the issuance of the accompanying unaudited condensed consolidated financial statements.

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

For the three months ended March 31, 2026 and 2025, the Company’s reportable segments comprised of the following:

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

The following tables present the summary information by segment for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31, 2026
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue
Commission	—	—	4,756	—	—	4,756
Recurring asset management service fees	—	—	274	—	—	274
Total revenue	—	—	5,030	—	—	5,030
Operating expenses
Commission expense	—	—	(3,470)	—	—	(3,470)
Sales and marketing expense	(48)	—	(32)	(154)	—	(234)
Research and development expense	(313)	—	(222)	—	—	(535)
Personal and benefit expense	(2,781)	(655)	(23)	(12,989)	—	(16,448)
Legal and professional fee	(7,180)	(71)	(85)	(450)	—	(7,786)
Office and operating fee, related party	—	—	—	(663)	—	(663)
Provision for allowance for expected credit losses	—	—	(2)	—	—	(2)
Other general and administrative expenses	(37)	(39)	(3,518)	(18)	—	(3,612)
Total operating expenses	(10,359)	(765)	(7,352)	(14,274)	—	(32,750)
Other income (expense)
Interest income	—	—	2	—	—	2
Interest expense	(3,253)	(10)	(599)	(638)	—	(4,500)
Foreign exchange gain (loss), net	—	(20)	6	(198)	—	(212)
Bad debts recovered	—	—	256	—	—	256
Sundry income (expense)	—	—	338	(324)	—	14
Total other income (expense), net	(3,253)	(30)	3	(1,160)	—	(4,440)
Income tax expense	—	—	(52)	—	—	(52)
Net loss	(13,612)	(795)	(2,371)	(15,434)	—	(32,212)

	For the three months ended March 31, 2025
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue
Loans interest income	—	—	18	—	—	18
Commission	—	—	4,416	—	—	4,416
Recurring asset management service fees	—	—	347	—	—	347
Total revenue	—	—	4,781	—	—	4,781
Operating expenses
Commission expense	—	—	(2,521)	—	—	(2,521)
Research and development expense	(1,189)	(187)	(45)	(281)	—	(1,702)
Personal and benefit expense	(3,889)	(621)	(75)	(30,379)	—	(34,964)
Legal and professional fee	—	—	—	(5,838)	—	(5,838)
Office and operating fee, related party	—	—	—	(1,178)	—	(1,178)
Provision for allowance for expected credit losses	—	—	(47)	—	—	(47)
Other general and administrative expenses	(4,400)	109	(1,689)	3,247	—	(2,733)
Total operating expenses	(9,478)	(699)	(4,377)	(34,429)	—	(48,983)
Other income (expense)
Interest income	165	—	2	—	—	167
Interest expense	(2,418)	(356)	(161)	(1,868)	—	(4,803)
Foreign exchange gain, net	—	—	1,145	—	—	1,145
Bad debts written-off	(5,441)	—	—	—	—	(5,441)
Sundry income	—	—	106	—	—	106
Total other income (expense), net	(7,694)	(356)	1,092	(1,868)	—	(8,826)
Income tax expense	—	—	(24)	—	—	(24)
Net income (loss)	(17,172)	(1,055)	1,472	(36,297)	—	(53,052)

The following tables present a summary of the Company’s revenues from external customers by geographic regions, for each reportable segment for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31, 2026
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue by geographic regions:
Hong Kong	$—	$—	$5,030	$—	$—	$5,030
United States	—	—	—	—	—	—
Others	—	—	—	—	—	—
Total revenue	$—	$—	$5,030	$—	$—	$5,030

	For the three months ended March 31, 2025
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue by geographic regions:
Hong Kong	$—	$—	$4,781	$—	$—	$4,781
United States	—	—	—	—	—	—
Others	—	—	—	—	—	—
Total revenue	$—	$—	$4,781	$—	$—	$4,781

The following tables present a summary of the Company’s assets by reportable segment as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Long-term investments, net	$—	$—	$19,964	$—	$—	$19,964
Other assets, net	28	371	9,980	3,938	—	$14,317
Total assets	$28	$371	$29,944	$3,938	$—	$34,281

	As of December 31, 2025
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Long-term investments, net	$—	$—	$20,277	$—	$—	$20,277
Other assets, net	14	476	10,685	4,053	—	15,228
Total assets	$14	$476	$30,962	$4,053	$—	$35,505

As of March 31, 2026 and December 31, 2025, the Company’s long-lived assets are located in Hong Kong because the invested companies are Hong Kong-based companies.

NOTE 5 — RESTRICTED CASH

As of March 31, 2026 and December 31, 2025, the Company has approximately $9.9 million and $10.3 million fund held in escrow, respectively. Fund held in escrow primarily comprised of escrow funds held in bank accounts on behalf of the Company’s customers. The Company is currently acted as a custodian to manage the assets and investment portfolio on behalf of its customers under the terms of certain contractual agreements, which the Company does not have the right to use for any purposes, other than managing the portfolio. Upon receiving escrow funds, the Company records a corresponding escrow liability.

NOTE 6 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	As of
	March 31, 2026	December 31, 2025
Accounts receivable	$994	$1,026
Less: allowance for expected credit losses	(107)	(107)
Accounts receivable, net	$887	$919

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

For the three months ended March 31, 2026 and 2025, the Company has assessed the probable loss and no provision for allowance for expected credit losses were provided.

For the three months ended March 31, 2026 and 2025, the Company has written off accounts receivable of $0.0 and $3.3 million, respectively against the allowance for expected credit losses as they were determined to be uncollectible.

For the three months ended March 31, 2026 and 2025, the Company has bad debts recovery of $0.3 million and $0.0, respectively.

NOTE 7 — LONG-TERM INVESTMENTS, NET

Long-term investments, net consisted of the following:

	As of
	Ownership interest	March 31, 2026		Ownership interest	December 31, 2025
Marketable equity securities:
Investment C	0.00%*	—	**	0.00%*	1

Non-marketable equity securities:
Investment A	9.98%	6,068		9.98%	6,191
Investment B	3.30%	253		3.30%	254
Investment D	4.30%	10,549		4.30%	10,733
Investment E, related party	4.00%	520		4.00%	524
Investment G	27.98%	—		27.98%	—
Investment H	3.36%	2,574		3.36%	2,574

Net carrying value		$19,964			$20,277

*	Less than 0.001%
**	Less than $1,000

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

The following table presents the movement of non-marketable equity securities as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025
Balance at beginning of period/year	$20,277	$25,455
Adjustments:
Downward adjustments	—	(7,086)
Foreign exchange adjustment	(313)	1,908)
Balance at end of period/year	$19,964	$20,277

Cumulative unrealized gains and losses, included in the carrying value of the Company’s non-marketable equity securities

	As of
	March 31, 2026	December 31, 2025
Downward adjustments (including impairment)	$(60,404)	$(60,404)
Upward adjustments	6,209	6,209
Total	$(54,195)	$(54,195)

NOTE 8 — BORROWINGS

The borrowings consisted of the followings:

	As of
	March 31, 2026	December 31, 2025
Short-term loans (a)	$11,288	$11,483
Short-term loans, related parties (b)	51,265	48,959
Factoring loan (c)	—	1
Total	$62,553	$60,443

Notes:

(a)	Short-term Loans

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, which includes the short-term notes assumed at an aggregate principal amount of $11.0 million issued to various lenders (collectively, the “Short-term Loans”). The Short-term Loans bear interest at the rates ranging from 1.00% to 193.59% per annum, which will mature at various dates within the next twelve months and are secured by all assets of the Company. In the event of a default, penalty interest is levied at rates ranging from 1.00% to 193.59% per annum. The Company incurred approximately $2.8 million and $0.02 million in interest expense on the various short-term loans during the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026 and December 31, 2025, the aggregate outstanding loans balance was approximately $11.3 million and $11.5 million, respectively and are included as current liabilities in the accompanying unaudited condensed consolidated balance sheets.

As of the date of issuance of these unaudited condensed consolidated financial statements, the Company has not repaid the amount due and considered default of settlement.

(b)	Short-term Loans, Related Parties

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

On March 4, 2026, the Company obtained a short-term loan of $0.4 million from Capital Truth Holdings Ltd. bearing interest at a fixed rate of 6% per annum, unsecured, and repayable in September 2026.

On March 19, 2026, the Company obtained a short-term loan of $1.5 million from Giant Wisdom Ventures Limited which bears interest at a fixed rate of 6% per annum, repayable in September 2026. The interest rate increases to 9% per annum upon default. The borrowing is secured by a pledge of 74,735,789 shares of Investment D owned by the Company.

The Company obtained aggregate short-term loans of approximately $1.1 million from its Chief Operating Officer (“COO”), bearing interest at 6% per annum, unsecured, and repayable within twelve months. The interest rate increases to 15% per annum upon default. The holder has the option to settle the loan either through cash repayment or by receiving a fixed number of shares of the Company’s common stock. The Company issued aggregate 798,000 shares of common stock to the COO for partial repayment of these loans in prior years. During the three months ended March 31, 2026, the Company fully repaid the remaining outstanding loan balance of approximately $0.6 million in cash

As of March 31, 2026 and December 31, 2025, the aggregate outstanding loans balance was approximately $51.3 million and $49.0 million, respectively.

(c)	Factoring loan

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

As of March 31, 2026 and December 31, 2025, the outstanding principal balance, net of debt discount, was approximately $0.0 and $0.001 million, respectively.

NOTE 9 — CONVERTIBLE DEBTS

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

As of March 31, 2026 and December 31, 2025, the TFI Note was reported at a fair value of approximately $59.7 million and $59.7 million, respectively, which is included in convertible debts under current liabilities in the unaudited condensed consolidated balance sheets. For the three months ended March 31, 2026 and 2025, there was no change in fair value of convertible debts in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

As of March 31, 2026 and December 31, 2025, the fair value of the note is approximately $7.0 million and $7.0 million, respectively. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company has not repaid the amount due and considered default of settlement.

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

As of March 31, 2026 and December 31, 2025, the Company issued convertible promissory notes in an aggregate of approximately $36.7 million and $36.3 million to Yorkville, respectively.

Common Warrants to Yorkville

Also, pursuant to the First A&R SEPA and Second A&R SEPA, the Company issued a warrant (the “Common Warrant”) to Yorkville to purchase up to a number of shares of common stock of the Company equal to 25% of the principal amount of the aggregated pre-paid advances divided by a price equal to the Fixed Price, each such Common Warrant with an exercise price equal to the Fixed Price. On June 28, 2024, the Company issued 1,431,561 common warrants to Yorkville at a fixed exercise price of $5.85 per share (see Note 10).

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

The Company recorded amortization of debt discount and direct issuance costs and accrued interest of convertible promissory notes payable in interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss of approximately $0.4 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively.

On November 26, 2024, Yorkville initiated litigation against Triller, Triller Corp., Triller Hold Co LLC, and Convoy Global Holdings Limited (“Defendants”) by filing a motion for summary judgment in lieu of a complaint pursuant to NY CPLR 3213 (the “Motion”), seeking a judgment finding Defendants liable for all amounts allegedly owed under the convertible promissory note, including interest, plus costs, legal fees, and expenses incurred by Yorkville (see Note 16). As of the date of issuance of these unaudited condensed consolidated financial statements, the Company has not repaid the amount due and considered default of settlement.

NOTE 10 — WARRANTS

In connection with the merger transaction completed on October 15, 2024, the exercise prices for, and the shares underlying, all previously outstanding public warrants (“AGBA Public Warrants”), Class A warrants (“AGBA Class A Warrants”), and common warrants (“AGBA Common Warrants”) (collectively, “AGBA Warrants”) issued by AGBA were adjusted in accordance with the terms of such warrant instruments to reflect the previously announced and implemented 1.9365-to-1 Forward Split and 1-for-4 Reverse Split. An equitable adjustment with a combined ratio of 0.5:1 applied to the number of AGBA Ordinary Shares issuable on the exercise of each AGBA Warrants and the warrant price. Upon the closing, all warrants issued by AGBA and Triller Corp. were assigned to and assumed by Triller Group (“Triller Group Warrants”). Accordingly, as of the close of business acquisition on October 15, 2024, each AGBA Public Warrant and each AGBA SPAC Private Warrant became one Triller Group Warrant which entitles the holder thereof to purchase 0.25 shares of Triller Group Common Stock at an adjusted exercise price of $23.00 per whole share (provided, however, warrants are not exercisable for fractional shares, only whole shares; thereby a warrant holder would need to hold four warrants to yield one share). Each AGBA Class A Warrant and each AGBA Common Warrant became one Triller Group Warrant which entitles the holder thereof to purchase 0.5 shares of Triller Group Common Stock at an adjusted exercise price of two times of the original exercise price per whole share (provided, however, warrants are not exercisable for fractional shares, only whole shares; thereby a warrant holder would need to hold two warrants to yield one share). AGBA Public Warrants started trading on a post-adjustment basis as Triller Group Warrants on October 16, 2024 under the new ticker symbol “ILLRW”. All the warrants and their exercise prices are retroactively restated in effect to the forward stock split and reverse stock split.

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

The public warrants qualify for the derivative scope exception under ASC 815 and are therefore presented as a component of stockholders’ (deficit) equity on the unaudited condensed consolidated balance sheets without subsequent fair value re-measurement.

As of March 31, 2026 and December 31, 2025, there were 4,600,000 and 4,600,000 public warrants of Triller Group Warrants outstanding.

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

As of March 31, 2026 and December 31, 2025, there were 13,983,298 and 13,983,298 replacement warrants of Replacement Warrants outstanding, respectively.

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

As of March 31, 2026 and December 31, 2025, there were 1,469,840 and 1,469,840 Warrants - Class A of Triller Group Warrants outstanding, respectively.

(b)	Common Warrants

On June 28, 2024, the Company issued 1,431,561 common warrants to Yorkville, in connection with the Second A&R SEPA (see Note 12(iii)). Each common warrant entitles the holder to purchase 1 share of common stock with an exercise price of $5.85 per share.

As of March 31, 2026 and December 31, 2025, there were 1,431,561 and 1,431,561 common warrants of Triller Group Warrants outstanding, respectively.

The Company has accounted for and presented Warrant – Class A and Common Warrants as liabilities on the unaudited condensed consolidated balance sheets, in accordance with ASC 480. The fair value of the warrant liabilities is valued by an independent valuer using a Binominal pricing model. The warrant liabilities were classified as Level 3 due to the use of unobservable inputs.

The key inputs into the Binominal pricing model were as follows at their measurement dates:

	As of March 31, 2026
	Common Warrants	Warrants – Class A
Input
Share price	$0.03	$0.03
Risk-free interest rate	4.23%	3.59 – 3.62%
Volatility	50.89%	54.68 – 55.09%
Exercise price	$2.83	$2.00
Warrant remaining life (years)	3.24	3.35 – 3.59

NOTE 11 — OPERATING LEASES

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

Supplemental balance sheet information related to the operating leases was as follows:

	As of
	March 31, 2026	December 31, 2025
Operating lease:
Right-of-use assets	$2,827	$2,827
Less: accumulated amortization	(54)	(54)
Less: accumulated impairment losses	(2,773)	(2,773)
Right-of-use assets, net	$—	$—

Lease liabilities:
Current lease liabilities	$907	$960
Non-current lease liabilities	2,165	2,426
Total lease liabilities	$3,072	$3,386

Operating lease expense for the three months ended March 31, 2026 and 2025 was approximately $0.2 million and $0.5 million, respectively.

Other supplemental information about the Company’s operating lease as of March 31, 2026 and December 31, 2025 are as follow:

	As of
	March 31, 2026	December 31, 2025
Weighted average discount rate	5.25%	5.25%
Weighted average remaining lease term (years)	3.14	3.39

Maturities of operating lease liabilities as of March 31, 2026 were as follows:

For the year ended March 31,	Operating lease
2027	$1,034
2028	905
2029	911
2030	482
Total minimum lease payments	3,332
Less: imputed interest	(260)
Total operating lease liabilities	$3,072

NOTE 12 — STOCKHOLDERS’ DEFICIT

(a)	Common Stock

The Company has 150,000,000,000 authorized shares of common stock, with a par value of $0.001 per share.

During the three months ended March 31, 2026, the Company issued 200,000 shares of common stock to the employees of the Company under the 2024 Equity Incentive Plan (see Note 12(g)).

There were 175,488,522 and 175,288,522 shares of common stock issued and outstanding, as of March 31, 2026 and December 31, 2025, respectively.

For the three months ended March 31, 2026 and 2025, the Company recorded approximately $11.1 million and $28.8 million stock-based compensation expense, respectively which is included in the personnel and benefit expense and legal and professional fee in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

There were 11,801,804 and 11,801,804 shares of Series A-1 Preferred Stock issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.

Series B Preferred Stock

The Company designated up to 35,000 shares of Series B Preferred Stock, with a par value of $0.001 per share. Each share of Series B Preferred Stock shall be entitled to 10,000 votes for each share of Series B Preferred Stock held by such holder.

On January 1, 2026, pursuant to the bylaws of the Company, all outstanding Series B Preferred Stock were redeemed at par value. Following the redemption, there were no shares of Series B Preferred Stock outstanding and all rights of Series B Preferred Stockholders were terminated

There were nil and 30,851 shares of Series B Preferred Stock issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.

(c)	Common Stock To Be Issued

The Company has committed to issue common stocks as compensation for services:

(i)	9,682,500 common stocks to a consultant under a consulting agreement. In April 2025, 3,227,500 shares of common stock issued to 13080 as the first installment.

(ii)	5,340,211 common stocks to directors, officers and employees under equity incentive plans for their service and performance.

There were 11,795,211 and 11,795,211 shares of common stock to be issued as of March 31, 2026 and December 31, 2025, respectively.

(d)	Common Stock Held In Escrow

There were 24,206,246 shares of common stock deposited into an escrow account in the name of the Company, acting as escrow agent, in connection with the merger transaction completed on October 15, 2024.

During the three months ended March 31, 2026 and 2025, nil and 2,043,962 shares common stock held in escrow, respectively are transferred out to settle claims that relate to the affairs of Triller Corp. prior to the closing date of the merger transaction with common stock held in escrow.

There were 21,978,469 and 21,978,469 shares of common stock held in escrow issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.

(e)	2023 Share Award Scheme (the “Scheme”)

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

As of March 31, 2026 and December 31, 2025, 11,579 and 11,579 shares of common stock are available to issue under the Share Award Scheme, respectively.

(f)	Restricted Share Units (“RSUs”)

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

As of March 31, 2026 and December 31, 2025, 292,422 and 292,422 shares of common stock are available to issue under the plans, respectively.

During the three months ended March 31, 2026 and 2025, the Company recorded approximately $0.05 million and $0.5 million stock-based compensation expense, respectively which is included in the personnel and benefit expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2026, total unrecognized compensation remaining to be recognized in future periods for RSUs totaled approximately $0.2 million. They are expected to be recognized over the weighted average period ranging from 0.35 years.

A summary of the activities for the Company’s 2022 RSUs as of March 31, 2026 and December 31, 2025 is as follows:

	As of
	March 31, 2026		December 31, 2025
	Number of RSUs	Weighted Average Grant Price	Number of RSUs	Weighted Average Grant Price

Outstanding, beginning of year	292,422	$2.47	388,683	$2.47
Vested	—	$—	(96,261)	$2.47
Outstanding, end of year	292,422	$2.47	292,422	$2.47

2025 RSUs

In January 2025, the Company approved and granted 3,363,000 shares of common stock as RSUs to employees as additional compensation under the Scheme. These RSUs typically will be vested over two years period from 2025 to 2027.

As of March 31, 2026 and December 31, 2025, 1,851,364 and 1,851,364 shares of common stock are available to issue under the plans, respectively.

During the three months ended March 31, 2026 and 2025, the Company recorded approximately $0.7 million and $0.0 stock-based compensation expense, respectively which is included in the personnel and benefit expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2026, total unrecognized compensation remaining to be recognized in future periods for RSUs totaled approximately $1.1 million. They are expected to be recognized over the weighted average period ranging from 0.58 years.

A summary of the activities for the Company’s 2025 RSUs as of March 31, 2026 and December 31, 2025 is as follows:

	As of
	March 31, 2026		December 31, 2025
	Number of RSUs	Weighted Average Grant Price	Number of RSUs	Weighted Average Grant Price

Outstanding, beginning of period/year	1,851,364	$1.03	—	$—
Granted	—	$—	3,363,000	$1.03
Vested	—	$—	(1,120,976)	$1.03
Forfeited	—	$—	(390,660)	$1.03
Outstanding, end of period/year	1,851,364	$1.03	1,851,364	$1.03

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

During the three months ended March 31, 2026 and 2025, the Company recorded approximately $8.5 million and $0.0 stock-based compensation expense, respectively which is included in the personnel and benefit expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2026, total unrecognized compensation remaining to be recognized in future periods for RSUs totaled approximately $14.1 million. They are expected to be recognized over the weighted average period of 0.54 years.

A summary of the activities for the Triller RSUs as of March 31, 2026 and December 31, 2025 is as follows:

	As of
	March 31, 2026		December 31, 2025
	Number of RSUs	Weighted Average Grant Price	Number of RSUs	Weighted Average Grant Price

Outstanding, beginning of year	11,392,697	$5.60	17,004,025	$5.60
Granted	—	$—	737,640	$0.70
Vested	—	$—	(6,348,968)	$5.50
Outstanding, end of year	11,392,697	$5.60	11,392,697	$5.60

Share Incentive (the “Incentive Scheme”)

During the three months ended March 31, 2026 and 2025, the Company recorded approximately $1.9 million and $0.0 stock-based compensation expense, respectively which is included in the personnel and benefit expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

The fair value is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis. The valuations assume no dividends will be paid.

As of March 31, 2026, total unrecognized compensation remaining to be recognized in future periods for Incentive Scheme totaled approximately $5.1 million. They are expected to be recognized over the weighted average period of 0.58 year.

A summary of the activities for the Incentive Plan as of March 31, 2026 and December 31, 2025 is as follow:

	As of
	March 31, 2026		December 31, 2025
	Number of RSUs	Weighted Average Grant Price	Number of RSUs	Weighted Average Grant Price

Outstanding, beginning of period	2,017,187	$3.68	4,437,812	$3.68
Vested	(605,156)	$3.68	(2,420,625)	$3.68
Outstanding, end of period	1,412,031	$3.68	2,017,187	$3.68

(g)	2024 Equity Incentive Plan

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

As of March 31, 2026 and December 31, 2025, 1,865,121 and 2,065,121 shares of common stock are available to issue under this plan.

NOTE 13 — INCOME TAX EXPENSE

The provision for income tax expense consisted of the following:

	For the three months ended March 31,
	2026	2025
U.S.	$—	$—
Other than U.S.	52	24
Income tax expense	$52	$24

	For the three months ended March 31,
	2026	2025
Current tax	$52	$24
Deferred tax	—	—
Income tax expense	$52	$24

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

For the three months ended March 31, 2026 and 2025, the Company’s principal operations were conducted in Hong Kong. The reconciliation of the Hong Kong income tax rate of 16.5% to the effective income tax rate based on loss before income tax expense are as follows:

	For the three months ended March 31,
	2026	2025
Income tax expense at statutory rate	(5,306)	(8,749)
Income not subject to taxes	(43)	(244)
Non-deductible items:
- Share based compensation	1,833	4,484
- Others (a)	468	2,389
Effect of difference tax jurisdiction	(3)	(2,267)
Tax losses utilized	—	(144)
Change in valuation allowance	3,124	4,576
Tax holiday	(21)	(21)
Income tax expense	$52	$24

Note:

(a)	For the three months ended March 31, 2026 and 2025, other non-deductible expenses mainly consisted of legal and professional fees and bad debts written-off, respectively.

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025
Deferred tax assets, net:
Net operating loss carryforwards	$23,348	$20,992
Less: valuation allowance	(23,348)	(20,992)
Deferred tax assets, net:	$—	$—

As of March 31, 2026, the operations incurred $124.7 million of cumulative net operating losses, which can be carried forward to offset future taxable income. Net operating loss can be carried forward indefinitely but cannot be carried back to prior years. There are no group relief provisions for losses or transfers of assets under Hong Kong tax regime. Each company within a corporate group is taxed as a separate entity. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes that it is more likely that not all of these assets will be realized in the future. The valuation allowance is reviewed annually.

During the three months ended March 31, 2026 and 2025, the Company paid income tax expense of $0.1 million and $0.0, respectively.

Uncertain tax positions

The Company evaluates the uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of March 31, 2026 and December 31, 2025, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties related to potential underpaid income tax expenses for the three months ended March 31, 2026 and 2025 and did not anticipate any significant increases or decreases in unrecognized tax benefits in the next 12 months from March 31, 2026.

NOTE 14 — RELATED PARTY BALANCES AND TRANSACTIONS

The table below sets forth major related parties of the Company and their relationships with the Company.

Name	Relationship with the Company
Mr. Tsai Ming Hsing, Richard (“Mr. Tsai”)	Controlling stockholder of the Company
Mr. Ng Wing Fai (“Mr. Ng”)	Chief Executive Officer and Executive Director of the Company
Ms. Wong Suet Fai Almond	Chief Operating Officer of the Company
JFA Capital	Investment private funds controlled by Mr. Tsai
NSD Capital	Investment private funds controlled by Mr. Tsai
TAG Holdings Limited	Stockholder and immediate holding company of the Company
TAG Financial Holdings Limited	Company controlled by Mr. Tsai
Convoy Financial Services Limited	Company controlled by Mr. Tsai
Convoy Global Holdings Limited	Company controlled by Mr. Tsai
Giant Wisdom Ventures Limited	Company controlled by Mr. Tsai
Green Nature Limited	Company controlled by Mr. Tsai
Total Formation Inc.	Stockholder of the Company and company controlled by Mr. Tsai
Capital Truth Holdings Ltd.	Stockholder of the Company
Atlas Merchant Capital LLC	Company controlled by the former chairman of the Company
DeSilva 2000 Living Trust	Company controlled by director of subsidiaries of the Company
HCMPS Healthcare Holdings Limited	Company with common director – Mr. Ng

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

(i)	Related party balances

Related party balances consisted of the following:

		As of
		March 31, 2026	December 31, 2025
Balance with related parties:
Loan interest payable	(a)	$7,070	$5,778
Borrowings	(b)	$51,265	$48,959
Long-term investment – Investment E	(c)	$520	$524
Convertible debt	(d)	$59,722	$59,722

(a)	Loan interest payable due to related parties represented the interest payable accrued on the short-term borrowings from four related parties.

(b)	Borrowings consisted of short-term loans obtained from the Company’s senior management, major stockholder of ultimate holding company, a company controlled by director of subsidiaries and a stockholder. The amounts were secured, interest-bearing and repayable on demand (see Note 8(b)).

(c)	The Company purchased 4% equity interest in Investment E from a related party in May 2021, based on historical cost. The Company has a common director with Investment E.

(d)	TFI Note obtained from the Company’s major stockholder of ultimate holding company. The amount was secured, interest-bearing, and repayable on demand. The Company issued an exchangeable note of approximately $5.4 million to Giant Wisdom Ventures Limited which bears interest at a fixed rate of 15% per annum and mature on January 16, 2025. The note is secured by a pledge of 5,000,000 shares of common stock of BKFC owned by the Company (see Note 9).

(ii)	Transaction with related parties

In the ordinary course of business, during the three months ended March 31, 2026 and 2025, the Company involved with transactions, either at cost or current market prices and on the normal commercial terms among related parties. The following table provides the transactions with these parties for the periods as presented (for the portion of such period that they were considered related):

		For the three months ended March 31,
		2026	2025
Office rental and operating fees	(e)	$663	$1,178
Interest expense	(f)	$1,293	$635

(e)	Pursuant to the service agreement, the Company agreed to pay the office and administrative expenses to the holding company for the use of office premises, including, among other things, building management fees, government rates and rent, office rent, and lease-related interest and depreciation that were actually incurred by the holding company.

(f)	The interest expense incurred for borrowings from four related parties (see Note 8(b)).

Apart from the transactions and balances detailed above and elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 15 — RISK AND UNCERTAINTIES

The Company is exposed to the following concentrations of risks:

(a)	Major customers

For the three months ended March 31, 2026, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at the reporting dates, are presented as follows:

	For the three months ended March 31, 2026		As of March 31, 2026
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,044	21%	$253
Customer B	$640	13%	$57
Customer C	$621	12%	$94
Customer D	$550	11%	$45

For the three months ended March 31, 2025, there was no customer who accounted for 10% or more of the Company’s revenue and its outstanding receivable balances.

(b)	Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents, restricted cash, accounts receivable, loans receivable, and notes receivables. Cash equivalents are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. As of March 31, 2026, the Company maintained a total of approximately $12.1 million at financial institutions, consisting of approximately $11.7 million held in Hong Kong, including a cash balance of approximately $1.8 million and escrow funds of approximately $9.9 million, of which approximately $11.1 million was subject to credit risk, and approximately $0.4 million in cash held in the United States. These balances are protected by the Hong Kong Deposit Protection Board, which provides coverage up to a limit of HK$0.8 million (approximately $0.1 million) if the bank with which an individual/a company hold its eligible deposit fails, effective from October 1, 2024, and the Federal Deposit Insurance Corporation (“FDIC”) in the United States. While management considers these financial institutions to be of high credit quality, it continuously monitors their creditworthiness.

For accounts receivable, the Company determines, on a continuing basis, the probable losses and sets up an allowance for expected credit losses based on the estimated realizable value. Credit of money lending business is controlled by the application of credit approvals, limits and monitoring procedures.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action, war at the Middle East, and related sanctions on the world economy are not determinable as of the date of these unaudited condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.

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

For the three months ended March 31, 2026 and 2025, the Company recorded the foreign exchange loss of approximately $0.2 million and gain of $1.1 million, respectively, mainly attributable from the long-term investments which are mostly denominated in Sterling.

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

NOTE 16 — COMMITMENTS AND CONTINGENCIES

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

On January 26, 2026, the Company filed its Annual Report on Form 10-K for the year ended December 31, 2024 and Form 10-Q for the period ended March 31, 2025. On January 27, 2026, the Company filed its Form 10-Q for the period ended June 30, 2025 and September 30, 2025. On April 14, 2026, the Company filed its Annual Report on Form 10-K for the year ended December 31, 2025.

On March 24, 2026, pursuant to an appeal by the Company, the Nasdaq Stock Market Listing and Hearing Review Council (the “Listing Council”) issued a decision (the “Listing Council Decision”) to modify a previous December 26, 2025 decision by the Panel to delist the securities of the Company and suspend trading of the Company’s shares, effective at the opening of trading on December 30, 2025, for non-compliance with Nasdaq Listing Rule 5250(c)(1) (the “Periodic Filing Rule”). Pursuant to the December 26, 2025, the Panel decision, trading of the Company’s securities on the Nasdaq was suspended from December 30, 2025 to April 15, 2026, the day after the Company satisfied the conditions of the Listing Council Decision to resume trading by demonstrating its current compliance with the Periodic Filing Rule by filing with the Securities and Exchange Commission the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

On April 17, 2026, the Company received a delisting determination letter (the “Determination Letter”) from the Listing Qualifications Staff (the “Staff”) of the Nasdaq based on the Company’s non-compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) as of December 29, 2025. The Delisting Letter does not result in the immediate delisting of the Company’s common stock from Nasdaq or state a date on which Staff intends a delisting or suspension to occur.

Under Nasdaq Listing Rule 5810(d), Staff issued the Determination Letter as an additional deficiency notification and notified the Listing Council. Staff issued the Determination Letter while Staff’s April 6, 2026 request “seeking guidance” from the Listing Council relating to bid price compliance was pending before the Listing Council and prior to the resumption of trading of the Company’s securities on April 17, 2026. On April 20, 2026, the Company filed with the Listing Council the Company’s response to Staff’s request “seeking guidance.” On April 21, 2026, the Listing Council, after reviewing the Staff’s and the Company’s submissions, notified Staff and the Company that:

●	The Council believed that it is up to the Hearings Panel to adjudicate the Company’s Bid Price Rule noncompliance. Therefore, the Council remanded this matter to the Hearings Panel.

●	Considering the Council’s remand, Staff’s instruction to the Company to respond to Staff’s April 17 submission by making a submission by April 24 addressed to the Listing Council, should instead be construed as directing the Company to make a submission addressed to the Hearings Panel.

●	The Listing Council understands from Staff’s April 17 submission that it is the view of Staff that the Company “is ineligible for any further compliance or cure period” to come into compliance with the Bid Price Rule. Due to the unusual procedural history of this matter, if the Panel agrees with Staff’s view and issues a delisting decision without affording the Company more time to come into compliance with the Bid Price Rule, then the Listing Council will call the matter for review and stay such Hearings Panel delisting decision.

The Company submitted its response to the Panel on April 24, 2026. The Company requested for a new exception period, pursuant to Nasdaq Listing Rule 5815(c)(1)(A), to regain compliance with the Minimum Bid Price Requirement. The Company also informed the Panel of its plan to demonstrate its ability to regain compliance with the Minimum Bid Price Requirement. There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement.

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

The following describes material legal proceedings in which the Company is involved as of March 31, 2026:

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

On December 15, 2020, the writs of summons were issued against the Company and the former consultant by the Plaintiff. This action alleged the misrepresentation and conspiracy causing the loss from the investment in corporate bond and claimed for compensatory damage of approximately $1.7 million. The Company previously made approximately $0.8 million as contingency loss for the year ended December 31, 2021. Parties participated in a mediation held on March 25, 2022 and negotiated for settlement through without prejudice correspondence, no settlement was reached. The pre-trial review is fixed to be heard on January 29, 2026 and the 6-days trial is fixed to be heard from May 14 to 21, 2026. The case is on-going and legal counsel of the Company will continue to handle this matter. As of March 31, 2026, the Company accrued a legal provision of approximately $0.8 million as a liability in the unaudited condensed consolidated balance sheets.

(iv)	Sony Music Entertainment

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the litigation with Sony Music Entertainment (“Sony”) alleging claims for breach of contract, copyright infringement, contributory copyright infringement, and vicarious copyright infringement. The court entered judgement pursuant to stipulation in the amount of approximately $3.6 million requiring Triller Corp to make monthly payments through May 21, 2025. Triller Corp defaulted on the payments and judgement was entered against Triller Corp on August 27, 2024 for the full amount due. As of March 31, 2026, approximately $3.6 million is included as a liability in the unaudited condensed consolidated balance sheets.

(v)	Sony Music Publishing Europe Limited (“SOLAR”)

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the complaint filed by SOLAR in the London, United Kingdom Circuit Common Court alleging claims of songwriter/producer music publishing rights infringement. A default judgement for $5.4 million was ruled in SOLAR’s favor and SOLAR filed an action in the Superior Court of California for the County of Los Angeles for recognition of this foreign country money judgment in the amount of approximately $5.4 million. As of March 31, 2026, this amount is included as a liability in the unaudited condensed consolidated balance sheets.

(vi)	Music Licensing

Triller Corp has outstanding contractual obligations to various record labels, music publishers and performing rights organizations (collectively, “Rightsholders”) who have licensed to Triller Corp the right to use sound recordings and musical compositions in connection with the operation of the Triller app and other aspects of the Company’s business. As of March 31, 2026, the Company has recorded liabilities in the amount of approximately $30.0 million for unpaid amounts owed under its music licenses. Triller Corp is also involved in various legal proceedings and has received threats of litigation from Rightsholders. Triller Corp believes it may be or become liable to Rightsholders for additional amounts such as interest, penalty fees, attorneys’ fees, copyright infringement damages and other amounts, but is currently unable to estimate the probability of loss associated with these actions or the range or reasonably possible losses, if any, or the impact such losses may have on the Company’s results of operations, financial condition or cash flows.

(vii)	Fox Plaza Lease

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the ongoing litigation with Fox Plaza, LLC due to an alleged breach of a commercial office lease agreement as a result of an alleged failure to pay rents under the agreement. The plaintiff seeks damages in excess of approximately $3.5 million, plus attorney’s fees, costs of suit, and additional damages to be proven at trial. Triller Corp intends to vigorously defend itself in this matter. The Company has accrued approximately $1.8 million as a liability pertaining to this claim on the unaudited condensed consolidated balance sheets. It is reasonably possible that the potential loss may exceed the accrued liability amount.

(viii)	Concentrix Daksh

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the arbitration with Concentrix Daksh Services India Private Ltd. (“Concentrix”). Concentrix alleges wrongful early termination of a services agreement and seeks damages of approximately $2.0 million in lost profits, plus interest and fees. The Company has accrued approximately $2.0 million as a liability pertaining to this matter. While the Company intends to defend the claim vigorously, management believes the recorded amount represents the probable loss as of March 31, 2026.

(ix)	Epic Sports & Entertainment

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Hold Co LLC and Triller Fight Club LLC related to litigation with Epic Sports & Entertainment, Inc. (“Epic”) for alleged breach of a settlement agreement. Epic initially claimed damages of approximately $1.8 million, and recent settlement discussions indicate a potential settlement range of approximately $0.6 to $2.0 million. As of March 31, 2026, the Company accrued a legal provision of approximately $1.9 million as a liability in the unaudited condensed consolidated balance sheets.

(x)	Samsung Arbitration Award

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the arbitration with Samsung Electronics Co., Ltd due to a breach of a commercial agreement and failure to pay the amounts owed under the contract. The U.S. District Court for the Central District of California confirmed the award and entered a judgment of approximately $2.6 million in May 2024, accruing interest at $368.43 per day, at a rate of 5.17% per annum until repaid. A writ of execution was issued on August 2, 2024, and a Judgment Debtor Examination is scheduled for February 24, 2025. The Company provided financial records in December 2024 in response to a subpoena. As of March 31, 2026, the Company accrued approximately $3.0 million as a liability in the unaudited condensed consolidated balance sheets.

(xi)	Prem Parameswaren

In connection with the Merger Transaction, the Company assumed potential liabilities related to claims asserted by Prem Parameswaran, the former Chief Executive Officer of Triller Corp for alleged unpaid compensation. To avoid litigation, the parties reached an agreement in principle for a settlement consisting of $500,000 in cash, and 625,000 stock units which was issued and settled during the year ended December 31, 2025. As of March 31, 2026, the Company has accrued approximately $0.5 million as a liability in the unaudited condensed consolidated balance sheets.

(xii)	Triller Legacy, LLC Settlement Agreement

On July 26, 2024, Triller Hold Co, LLC and Triller Acquisition, LLC entered into a settlement agreement with Triller Legacy, LLC (“Legacy”), original sellers of Triller Corp, regarding the 2019 acquisition of Triller Corp from Legacy. The Company agreed to issue 3.89 million shares of Series A common stock to Legacy. Legacy intends to sell 1.75 million shares for a minimum return of approximately $7.0 million by the end of December 31, 2025. The Company must compensate Legacy for any shortfall of share sales below $7.0 million. The Company has the option to purchase up to 1.75 million shares from Legacy at $4.00 per share through December 31, 2024 and $4.75 per share through December 31, 2025. The Company can also opt to pay Legacy $7.0 million. The Company has included the estimated guaranteed payment liability in its accounts payable and legal contingencies. As of March 31, 2026, the Company has accrued approximately $7.0 million as a liability in the unaudited condensed consolidated balance sheets.

(xiii)	Bobby Sarnevesht

The Company is subject to claims asserted by Bobby Sarnevesht for alleged breach of a merger agreement and related contracts. The Company disputes the claims and the matter remains unresolved. As of March 31, 2026, the Company has accrued approximately $8.7 million as a liability pertaining to this dispute, which represents management’s best estimate of the probable loss.

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

On February 16, 2026, a writ of summons was served on the Company by the plaintiff, Singway (B.V.I.) Company Limited, in connection with an alleged breach of a tenancy agreement relating to commercial premises located on the 3rd floor of Hopewell Centre in Hong Kong. The claim includes, among other things, recovery of vacant possession, arrears of rental payments, other outstanding charges, interest and damages in an aggregated amount of approximately $42.9 million. The Company is going to file and serve its defence and counterclaim on or before April 29, 2026. Legal counsel of the Company will continue to handle this matter. As of March 31, 2026, the Company has accrued approximately $42.9 million as a liability pertaining to this dispute, which represents management’s best estimate of the probable loss.

NOTE 17 — SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2026, up to the date that the unaudited condensed consolidated financial statements were available to be issued.

In April 2026, the Company issued aggregate 1,377,382 shares of common stock to a director, officers and employees of the Company under the 2024 Equity Incentive Plan.

On April 17, 2026, the Company received a delisting determination letter (the “Determination Letter”) from the Listing Qualifications Staff (the “Staff”) of the Nasdaq based on the Company’s non-compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) as of December 29, 2025. The Delisting Letter does not result in the immediate delisting of the Company’s common stock from Nasdaq or state a date on which Staff intends a delisting or suspension to occur.

Under Nasdaq Listing Rule 5810(d), Staff issued the Determination Letter as an additional deficiency notification and notified the Listing Council. Staff issued the Determination Letter while Staff’s April 6, 2026 request “seeking guidance” from the Listing Council relating to bid price compliance was pending before the Listing Council and prior to the resumption of trading of the Company’s securities on April 17, 2026. On April 20, 2026, the Company filed with the Listing Council the Company’s response to Staff’s request “seeking guidance.” On April 21, 2026, the Listing Council, after reviewing the Staff’s and the Company’s submissions, notified Staff and the Company that:

●	The Council believed that it is up to the Hearings Panel to adjudicate the Company’s Bid Price Rule noncompliance. Therefore, the Council remanded this matter to the Hearings Panel.

●	Considering the Council’s remand, Staff’s instruction to the Company to respond to Staff’s April 17 submission by making a submission by April 24 addressed to the Listing Council, should instead be construed as directing the Company to make a submission addressed to the Hearings Panel.

●	The Listing Council understands from Staff’s April 17 submission that it is the view of Staff that the Company “is ineligible for any further compliance or cure period” to come into compliance with the Bid Price Rule. Due to the unusual procedural history of this matter, if the Panel agrees with Staff’s view and issues a delisting decision without affording the Company more time to come into compliance with the Bid Price Rule, then the Listing Council will call the matter for review and stay such Hearings Panel delisting decision.

The Company submitted its response to the Panel on April 24, 2026. The Company requested for a new exception period, pursuant to Nasdaq Listing Rule 5815(c)(1)(A), to regain compliance with the Minimum Bid Price Requirement. The Company also informed the Panel of its plan to demonstrate its ability to regain compliance with the Minimum Bid Price Requirement. There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement.

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

Overview

Triller Group Inc. is a technology and media company organized around a two-pillar operating architecture designed to integrate premium sports content and financial services. The Company’s refined strategy centers on deploying catalytic growth capital to build a unified platform combining (i) premium sports and live-event assets including Bare Knuckle Fighting Championship (“BKFC”), and (ii) the Company’s Hong Kong operations (“AGBA Hong Kong”), which provide established financial services and distribution infrastructure. This integrated ecosystem is intended to create multiple, reinforcing revenue streams across content, transactions and financial products.

For the fiscal year ended December 31, 2025, all of the Company’s revenue of $21.6 million was generated by AGBA Hong Kong. This revenue concentration reflects a strategic reset year during which the Company rationalized legacy operations, shut down non-viable platforms, and defined a revised operating architecture. The Company’s forward strategy is designed to diversify revenue generation across the two-pillar structure described above, with BKFC expected to contribute premium sports inventory, and AGBA expected to continue providing financial services revenue while supporting platform-wide transaction processing.

The Company’s premium sports and content strategy includes assets such as BKFC and an ownership interest in Tottenham Hotspur. BKFC is a professional combat-sports promotion with global distribution across more than 60 countries and regulatory position as a leading legal bare-knuckle promotion, enhanced by the commercial impact of Conor McGregor’s ownership and brand association. In June 2025, Yorkville effected a foreclosure that resulted in the transfer of 3,000,000 BKFC shares, representing approximately 17.66% of BKFC’s outstanding equity, following Yorkville’s allegations of default under a convertible promissory note. As a result, the Company’s beneficial ownership in BKFC decreased from approximately 55.8% to approximately 38.1%, and its board designation rights were removed. The Company intends to seek to restore majority ownership and operating control through targeted share purchases, although there can be no assurance that such purchases will be completed.

The Company’s financial infrastructure is anchored by its Hong Kong subsidiaries, which operate an established wealth management, healthcare and financial services platform serving over 400,000 individual and corporate customers. These operations represent the Company’s current revenue base and operating foundation. The Hong Kong operations conduct business across four principal areas: a technology-enabled platform business, a distribution business, a healthcare business and a fintech investment and operating business. The Company has pursued a strategy to expand and modernize these operations into a combined platform and distribution model, offering (i) a B2B, technology-enabled broker management and advisory platform for financial advisors (“Platform Business”) and (ii) a B2C portfolio of wealth management and healthcare products (“Distribution Business”). The Company also maintains a strategic presence in the healthcare sector through a 4% equity interest in HCMPS (“Healthcare Business”) and operates fintech investments (“FinTech Business”).

Under this two-pillar architecture, the Company is organized around two integrated business lines. The first pillar, Distribution and Sports, includes assets such as BKFC, and is intended to provide premium content, live events and high-engagement audiences. The second pillar, Financial Infrastructure, is anchored by AGBA and related fintech capabilities and provides the Company’s existing operating base, customer relationships and payment and settlement infrastructure. These pillars are intended to operate in a coordinated manner, with content engagement and financial services reinforcing each other to support a focused and scalable operating model.

Corporate History

The Company was originally incorporated on October 8, 2018 in the British Virgin Islands as a special purpose acquisition company under the name AGBA Acquisition Limited. Following a series of business combination transactions, the company changed its name to AGBA Group Inc. and subsequently redomiciled to Delaware.

On October 15, 2024, the Company consummated a merger transaction with Triller Corp., a Delaware corporation, pursuant to an Amended and Restated Agreement and Plan of Merger. Following this merger, the Company changed its name to Triller Group Inc.

BKFC — Premium Sports Content

BKFC is a professional combat-sports promotion that the Company believes represents a strategically important sports asset. As described above, following the June 2025 Yorkville foreclosure, the Company’s beneficial ownership in BKFC decreased to approximately 38.1%, and the Company intends to seek to restore majority ownership and operating control through targeted share purchases.

The Company believes BKFC represents a high-value sports and media asset due to its global distribution across more than 60 countries, its regulatory position as a leading legal bare-knuckle promotion, and the commercial impact of Conor McGregor’s ownership and brand association. Upon restoration of operating control, BKFC is expected to function as a core sports and live-event asset within the Company’s platform.

BKFC Within the Company’s Platform

Under unified control, the Company expects BKFC to enable coordinated monetization across advertising, content distribution and financial services. BKFC’s live events are intended to provide premium, time-bound sports inventory that can be monetized through multiple channels, including pay-per-view and streaming distribution through FITE, fan engagement and sweepstakes activity through Eight Sweeps, and payment processing and settlement through AGBA’s financial infrastructure. In this structure, a BKFC event is intended to operate as a multi-layer commercial activation rather than a single-revenue fight card.

The Company further believes that BKFC’s global distribution footprint and Conor McGregor’s involvement as an owner and brand ambassador enhance the attractiveness of this sports inventory to advertisers and partners. Together with planned sports-related initiatives, including the Company’s ownership interest in Tottenham Hotspur, BKFC is expected to contribute to a broader sports content portfolio that expands monetization opportunities across the Company’s platform.

Strategic rationale for regaining control of BKFC

A core priority of the Company’s growth strategy is the reacquisition of a controlling interest in BKFC. The Company intends to direct a portion of the rights offering proceeds towards acquiring additional shares in BKFC, thereby restoring majority ownership and operational authority. The Company views this initiative as a compelling capital allocation opportunity based on operational familiarity with the asset and the belief that BKFC’s commercial potential remains substantially unexploited under the current ownership structure.

In June 2025, a foreclosure action executed by Yorkville, following an alleged default under a convertible promissory note, resulted in the transfer of approximately 17.66% of BKFC’s shares to Yorkville. This reduced the Company’s beneficial ownership from approximately 55.8% to 38.1%. The Company is actively pursuing the reacquisition of shares from Yorkville and other identified minority stakeholders.

The restoration of controlling interest is fundamental to unlocking the full spectrum of value that BKFC offers. With operational control reinstated, we will be able to implement a unified commercial strategy that synchronizes content creation, sponsorship activation, streaming distribution, fan engagement initiatives, and capital deployment across the integrated platform.

Integration and platform synergies

BKFC’s value is maximized when fully embedded within the Company’s broader ecosystem. Under unified control, each BKFC event becomes a multi-dimensional commercial activation:

●	Advertising: The Company’s advertising capabilities are deployed to run targeted brand campaigns in conjunction with BKFC events.

●	Streaming: Live events are broadcast via FITE TV, generating recurring streaming and pay-per-view revenue.

●	Gaming and Fan Engagement: Fan interaction is further enhanced through Eight Sweeps, which introduces real-money gaming and sweepstakes tied to event participation.

●	Financial Services: All event-related transactions are processed via AGBA’s robust payments infrastructure, ensuring seamless user experiences and enabling cross-selling of financial services.

This integrated approach transforms a single BKFC fight night into a convergence of advertising, media distribution, gaming, and financial transactions—delivering four distinct revenue streams from one event. Such synergies are only achievable with operational control, which allows for coordinated marketing, unified data strategies, and seamless monetization across all business lines.

The planned partnership with Tottenham Hotspur will further amplify the Company’s sports content portfolio, combining combat sports and Premier League football to establish a unique, highly attractive inventory for sponsors, fans, and commerce partners.

Commercial potential and competitive advantages

The Company believes that the market is materially undervaluing BKFC at present, given the asset’s strategic attributes: exclusive regulatory status as the leading legal bare-knuckle promotion, established distribution in over 60 countries, and the commercial appeal of global sports icon Conor McGregor as both owner and brand ambassador. The Company believes the management of BKFC will have the capacity to attract new growth capital, fully integrate BKFC into its advertising and gaming platforms, and participate directly in the expansion of McGregor’s global brand.

Beyond event revenues, the control of premium sports inventory serves as a catalyst for audience growth, deepening engagement, and broadening monetization. The ability to coordinate live event programming, targeted advertising, interactive gaming, and financial services around a single sports asset represents a competitive advantage that is difficult to replicate. The platform’s multi-pillar architecture enables the Company to capture a larger share of the value chain, maximizing returns for shareholders and positioning the Company for sustained growth.

Financial Infrastructure – AGBA Hong Kong

AGBA Hong Kong serves as our established operating base and financial infrastructure layer. While not the primary driver of the Group’s growth narrative, AGBA Hong Kong provides the operational credibility, distribution capability and regulated foundation upon which the Group’s newer platforms are being developed.

AGBA Hong Kong is a long-standing, regulated franchise with a history of over 30 years. It currently generates all of the Group’s revenue and has entered a clear path toward sustainable profitability. Its existing operations provide core capabilities including payment processing, regulatory and compliance infrastructure, banking relationships and a sizeable, recurring customer base. These capabilities enable us to scale new initiatives more efficiently than platforms that must first build a financial and regulatory layer from the ground up.

AGBA Hong Kong’s distribution strength is anchored in its consultant network and digital “OnePlatform” ecosystem, which together support client acquisition, servicing and monetization across multiple product categories. The “OnePlatform” is intended to support customer engagement, product distribution and monetization across AGBA Hong Kong’s existing customer base. As OnePlatform continues to develop, we expect it to enable deeper monetization and contribute to improved margin profile through increased customer activity and wallet share.

AGBA Hong Kong currently serves approximately 200,000 customers in Hong Kong providing the Group with an established audience and distribution channel. This customer base represents a natural entry point for selected digital entertainment, rewards and engagement offerings developed across the wider platform, without incurring the customer acquisition costs typically associated with early-stage digital platforms.

AGBA Hong Kong’s operating business is structured as follows:

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

The Platform business, through TAG International Limited and its subsidiaries, is a one-stop financial supermarket with a breadth of products and services that is unrivaled in Hong Kong sourced from leading global product providers.

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

The Company intends to work closely with CurrencyFair as it builds out its Asian franchise, and intends to offer CurrencyFair’s unique currency marketplace to customers in Hong Kong as well as introducing enhanced Asian currency services to CurrencyFair’s international customers. CurrencyFair’s domain expertise, technology, and operational experience are expected to be leveraged as part of a wider strategy to improve services to assist customers to manage their finances.

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

Legacy Operations

The following section addresses the Company’s legacy operations, which are distinct from the forward-looking two-pillar operating architecture described above. Management believes it is important to clearly distinguish between the Company’s current strategic direction and the historical operations that preceded it.

Historical Triller Operations

The Company historically operated the Triller app, a short-form video platform offering both user-generated and professionally produced content. In July 2025, following an internal assessment that determined the platform lacked a viable path to scalable or sustainable economics, management made the decision to restructure the legacy Triller app. As of the date of this prospectus, the Company has no revenues generated from social media or sports streaming operations as the legacy social media activities are under restructure.

Going forward, the Company’s operations will be centered on the Eight operating architecture, which prioritizes premium content and events through BKFC and other sports assets, and a regulated financial and distribution platform through AGBA Hong Kong. These business lines are designed to replace the discontinued legacy operations with revenue streams offering clearer visibility, stronger unit economics, and scalable operating leverage. This strategic shift reflects a fundamental reset—moving from audience-led growth to infrastructure-driven operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025:

The following tables set forth our results of operations for the periods presented in U.S. dollars (in thousands):

	For the three months ended March 31, 2026
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue
Loans interest income	$—	$—	$—	$—	$—	$—
Commission	—	—	4,756	—	—	4,756
Recurring asset management service fees	—	—	274	—	—	274
Total revenue	—	—	5,030	—	—	5,030
Operating expenses
Commission expense	—	—	(3,470)	—	—	(3,470)
Sales and marketing expenses	(48)	—	(32)	(154)	—	(234)
Research and development expenses	(313)	—	(222)	—	—	(535)
Personal and benefit expenses	(2,781)	(655)	(23)	(12,989)	—	(16,448)
Legal and professional fee	(7,180)	(71)	(85)	(450)	—	(7,786)
Office and operating fee, related party	—	—	—	(663)	—	(663)
Provision for allowance for expected credit losses	—	—	(2)	—	—	(2)
Other general and administrative expenses	(37)	(39)	(3,518)	(18)	—	(3,612)
Total operating expenses	(10,359)	(765)	(7,352)	(14,274)	—	(32,750)
Other income (expense), net
Interest income	—	—	2	—	—	2
Interest expense	(3,253)	(10)	(599)	(638)		(4,500)
Foreign exchange (loss) gain, net	—	(20)	6	(198)	—	(212)
Bad debts recovered	—	—	256	—	—	256
Others	—	—	338	(324)	—	14
Total other income (expense), net	(3,253)	(30)	3	(1,160)	—	(4,440)
Income tax expense	—	—	(52)	—	—	(52)
Net loss	$(13,612)	$(795)	$(2,371)	$(15,434)	$—	$(32,212)

	For the Three Months ended March 31, 2025
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue
Loans interest income	—	—	18	—	—	18
Commission	—	—	4,416	—	—	4,416
Recurring asset management service fees	—	—	347	—	—	347
Advertising revenue	—	—	—	—	—	—
SaaS fees	—	—	—	—	—	—
Subscription fees and paid-per-view fees	—	—	—	—	—	—
Total revenue	—	—	4,781	—	—	4,781
Operating expenses
Commission expense	—	—	(2,521)	—	—	(2,521)
Research and development expense	(1,189)	(187)	(45)	(281)	—	(1,702)
Personnel and benefit expense	(3,889)	(621)	(75)	(30,379)	—	(34,964)
Legal and professional fee	—	—	—	(5,838)	—	(5,838)
Office and operating fee, related party	—	—	—	(1,178)	—	(1,178)
Provision for allowance for expected credit losses	—	—	(47)	—	—	(47)
Other general and administrative expenses	(4,400)	109	(1,689)	3,247	—	(2,733)
Total operating expenses	(9,478)	(699)	(4,377)	(34,429)	—	(48,983)
Other income (expense)
Interest income	165	—	2	—	—	167
Interest expense	(2,418)	(356)	(161)	(1,868)	—	(4,803)
Foreign exchange gain, net	—	—	1,145	—	—	1,145
Bad debts written-off	(5,441)	—	—	—	—	(5,441)
Sundry income	—	—	106	—	—	106
Total other income (expense), net	(7,694)	(356)	1,092	(1,868)	—	(8,826)
Income tax expense	—	—	(24)	—	—	(24)
Net income (loss)	(17,172)	(1,055)	1,472	(36,297)	—	(53,052)

Revenues

The following table summarizes the major operating revenues for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025	Variance
	(US$ in thousands)		$	%
Business segment
Social media	$—	$—	—	—
Sports streaming	—	—	—	—
Financial services	5,030	4,781	249	5.21
TOTAL	$5,030	$4,781	249	5.21

Social media and Sports streaming

Following the acquisition in October 2024, Triller Corp.’s operations have been consolidated into our operations, consisting of two major business segments: social media and sports streaming.

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

No revenue from social media and sports streaming business segments were generated during the three months ended March 31, 2026 and 2025.

Financial services

Financial services business segment mainly comprises of commission income, recurring assets management service income, and interest income. Income from financial services slightly increased by $0.2 million or 5.21% from $4.8 million for the three months ended March 31, 2025 to $5.0 million for the three months ended March 31, 2026.

Operating Expenses

Commission expense

The commission expense related to financial services increased by $0.9 million, or 37.64% from $2.5 million for the three months ended March 31, 2025 to $3.5 million for the three months ended March 31, 2026. As a result of the increase in revenue associated with the financial services, commission expense increased correspondingly.

Sales and Marketing Expense

Sales and marketing expense slightly increased by $0.2 million from $0.0 for the three months ended March 31, 2025 to $0.2 million for the three months ended March 31, 2026.

Research and Development Expense

Research and development expense decreased by $1.2 million, or 68.57% from $1.7 million for the three months ended March 31, 2025 to $0.5 million for the three months ended March 31, 2026. The decrease was mainly attributed to the decrease in headcounts.

Personnel and benefit expenses

Personnel and benefit expenses primarily consist of personnel-related costs and benefits and stock-based compensation costs for our administrative, legal, human resources, information technology, corporate development, finance and accounting employees and executives.

	For the three months ended March 31,
	2026	2025	Variance
	(US$ in thousands)		$	%
Personnel and benefit	$5,339	$7,789	(2,450)	(31.45)
Stock-based compensation	11,109	27,175	(16,066)	(59.12)
TOTAL	$16,448	$34,964	(18,516)	(52.96)

Personnel and benefit cost decreased by $2.5 million, or 31.45% from $7.8 million for the three months ended March 31, 2025 to $5.3 million for the three months ended March 31, 2026. The decrease was primarily attributed to the decrease in headcounts.

Stock-based compensation for executive directors and employees decreased by $16.1 million or 59.12% from $27.2 million for the three months ended March 31, 2025 to $11.1 million for the three months ended March 31, 2026. The decrease was primarily due to the decrease in the amortization of the fair value of restricted share units due to the vested shares in 2026. The fair value of the restricted share units is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis.

Legal and professional fee

Legal and professional fees mainly consisted of certain professional consulting services in legal, audit, accounting and taxation, and others.

	For the three months ended March 31,
	2026	2025	Variance
	(US$ in thousands)		$	%
Legal and professional fee	$7,786	$4,262	3,524	82.68
Stock-based compensation	—	1,576	(1,576)	(100.00)
TOTAL	$7,786	$5,838	1,948	33.37

Legal and professional fees increased by $3.5 million, or 82.68%, from $4.3 million for three months ended March 31, 2025, to $7.8 million for three months ended March 31, 2026. The increase was primarily due to the additional legal and professional fees incurred by Triller Corp. and its subsidiaries.

Consulting fees under stock-based compensation decreased by $1.6 million or 100.00% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was mainly due to there was no corporate strategic consultancy and business marketing service incurred during the three months ended March 31, 2026.

Provision for allowance for expected credit losses

In accordance with Accounting Standards Codification (“ASC”) Topic 326 “Credit Losses – Measurement of Credit Losses on Financial Instruments” (ASC Topic 326), the Company utilizes the current expected credit losses (“CECL”) model to determine an allowance that reflects its best estimate of the expected credit losses on accounts receivable, loans receivable, notes receivable, and deposits, prepayments and others receivable which is recorded as a liability to offset the receivables. For the three months ended March 31, 2026 and 2025, the aggregated provision for allowance for expected credit losses on accounts receivable, loans receivable, notes receivable, and other receivables was $0.002 million and $0.05 million, respectively.

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

The aggregate other general and administrative expenses slightly increased by $0.9 million, or 32.16% from $2.7 million for the three months ended March 31, 2025 to $3.6 million for the three months ended March 31, 2026.

Other Income (Expense), net

Other income (expense), net consist of interest income, bad debts recovered, sundry income and offset by interest expense and foreign exchange loss, net.

For the three months ended March 31, 2026, the aggregate other expenses, net decreased by $4.4 million or 49.69%. The decrease was mainly attributable to the decrease in bad debts written off from $5.4 million for the three months ended March 31, 2025 to bad debts recovered of $0.3 million for the three months ended March 31, 2026.

Net Loss

Net loss decreased by $20.8 million, or 39.28% for the three months ended March 31, 2026, as compared to March 31, 2025. The decrease was primarily due to the decrease in operating expenses of $16.2 million and other expenses, net of $4.4 million.

Liquidity and Capital Resources

Sources of Liquidity

We have a history of operating losses and negative operating cash flows. For the three months ended March 31, 2026, we reported a net loss of $32.2 million and reported a negative operating cash flow of $3.7 million. As of March 31, 2026, our cash balance was $2.2 million for working capital use. Our management estimates that currently available cash will not be able to provide sufficient funds to meet the planned obligations for the next 12 months.

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

Cash Flows

As of March 31, 2026, we had cash and cash equivalents totaling $2.2 million, and $9.9 million in restricted cash.

As of December 31, 2025, we had cash and cash equivalents totaling $2.3 million, and $10.3 million in restricted cash.

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our cash flows for the periods presented:

	For the three months ended March 31,
	2026	2025
	(US$ in thousands)
Net cash used in operating activities	$(3,661)	$(16,178)
Net cash provided by investing activities	283	1,527
Net cash provided by financing activities	2,110	11,728
Effect on exchange rate change on cash and cash equivalents	772	585
Net change in cash, cash equivalents and restricted cash	(496)	(2,338)
Cash, cash equivalents and restricted cash, at the beginning	12,610	17,261
Cash, cash equivalents and restricted cash, at the end	$12,114	$14,923
Representing as:
Cash and cash equivalents	$2,193	$2,130
Restricted cash – fund held in escrow	9,921	12,793
	$12,114	$14,923

Working Capital Deficit

The working capital deficit as of March 31, 2026 and December 31, 2025 was amounted to approximately $366.4 million and $346.0 million, respectively, an increase of $20.4 million or 5.89%.

Cash Flows from Operating Activities

Net cash used in operating activities was $3.7 million and $16.2 million for the three months ended March 31, 2026 and 2025, respectively.

Net cash used in operating activities for the three months ended March 31, 2026 was primarily the result of the net loss of $32.2 million, decrease in escrow liabilities of $0.4 million, decrease in operating lease liabilities of $0.3 million, and decrease in income tax payable of $0.06 million. These amounts were partially offset by the decrease in accounts receivable of $0.3 million, decrease in deposits, prepayments and other receivables of $0.1 million, increase in accounts payable and other current liabilities of $12.1 million, increase in accounts payable and other current liabilities, related parties of $1.3 million, and non-cash adjustments consisting of stock-based compensation expense of $11.1 million, interest expense on borrowings of $4.5 million, net foreign exchange loss of $0.2 million, and bad debts recovered of $0.3 million.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2026 and 2025 of $0.3 million and $1.5 million, respectively was primarily due to proceeds from the disposal of assets held for sale.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 of $2.1 million was primarily due to proceeds from borrowings advanced by a related party of $2.3 million and offset by repayments of borrowings of $0.1 million.

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

For the three months ended March 31, 2026, we reported a net loss of approximately $32.2 million. With a significant decrease in our operating expenses, described in the paragraph below, we had an accumulated deficit of approximately $1,410.4 million as of March 31, 2026.

Coupled with the management control on expenditures, we reported a lower operating loss of $27.7 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. These circumstances give rise to substantial doubt that we will continue as a going concern and these unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Capital Commitments

Details of capital commitments are disclosed in Note 16 in the accompanying unaudited condensed consolidated financial statements.

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

Critical Accounting Policies, Judgements and Estimates

The preparation of financial statements in conformity with GAAP requires us to make judgments, estimates, and assumptions in the preparation of our unaudited condensed consolidated financial statements. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies and estimates as reported in our 2025 Annual Report on Form 10-K.

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

As of March 31, 2026, the Company involved with various legal proceedings:

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

On December 15, 2020, the writs of summons were issued against the Company and the former consultant by the Plaintiff. This action alleged the misrepresentation and conspiracy causing the loss from the investment in corporate bond and claimed for compensatory damage of approximately $1.7 million. The Company previously made approximately $0.8 million as contingency loss for the year ended December 31, 2021. Parties participated in a mediation held on March 25, 2022 and negotiated for settlement through without prejudice correspondence, no settlement was reached. The pre-trial review is fixed to be heard on January 29, 2026 and the 6-days trial is fixed to be heard from May 14 to 21, 2026. The case is on-going and legal counsel of the Company will continue to handle this matter. As of March 31, 2026, the Company accrued a legal provision of approximately $0.8 million as a liability in the condensed consolidated balance sheets.

(iv)	Sony Music Entertainment

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the litigation with Sony Music Entertainment (“Sony”) alleging claims for breach of contract, copyright infringement, contributory copyright infringement, and vicarious copyright infringement. The court entered judgement pursuant to stipulation in the amount of approximately $3.6 million requiring Triller Corp to make monthly payments through May 21, 2025. Triller Corp defaulted on the payments and judgement was entered against Triller Corp on August 27, 2024 for the full amount due. As of March 31, 2026, approximately $3.6 million is included as a liability in the condensed consolidated balance sheets.

(v)	Sony Music Publishing Europe Limited (“SOLAR”)

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the complaint filed by SOLAR in the London, United Kingdom Circuit Common Court alleging claims of songwriter/producer music publishing rights infringement. A default judgement for $5.4 million was ruled in SOLAR’s favor and SOLAR filed an action in the Superior Court of California for the County of Los Angeles for recognition of this foreign country money judgment in the amount of approximately $5.4 million. As of March 31, 2026, this amount is included as a liability in the condensed consolidated balance sheets.

(vi)	Music Licensing

Triller Corp has outstanding contractual obligations to various record labels, music publishers and performing rights organizations (collectively, “Rightsholders”) who have licensed to Triller Corp the right to use sound recordings and musical compositions in connection with the operation of the Triller app and other aspects of the Company’s business. As of March 31, 2026, the Company has recorded liabilities in the amount of approximately $30.0 million for unpaid amounts owed under its music licenses. Triller Corp is also involved in various legal proceedings and has received threats of litigation from Rightsholders. Triller Corp believes it may be or become liable to Rightsholders for additional amounts such as interest, penalty fees, attorneys’ fees, copyright infringement damages and other amounts, but is currently unable to estimate the probability of loss associated with these actions or the range or reasonably possible losses, if any, or the impact such losses may have on the Company’s results of operations, financial condition or cash flows.

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

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the arbitration with Concentrix Daksh Services India Private Ltd. (“Concentrix”). Concentrix alleges wrongful early termination of a services agreement and seeks damages of approximately $2.0 million in lost profits, plus interest and fees. The Company has accrued approximately $2.0 million as a liability pertaining to this matter. While the Company intends to defend the claim vigorously, management believes the recorded amount represents the probable loss as of March 31, 2026.

(ix)	Epic Sports & Entertainment

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Hold Co LLC and Triller Fight Club LLC related to litigation with Epic Sports & Entertainment, Inc. (“Epic”) for alleged breach of a settlement agreement. Epic initially claimed damages of approximately $1.8 million, and recent settlement discussions indicate a potential settlement range of approximately $0.6 to $2.0 million. As of March 31, 2026, the Company accrued a legal provision of approximately $1.9 million as a liability in the condensed consolidated balance sheets.

(x)	Samsung Arbitration Award

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the arbitration with Samsung Electronics Co., Ltd due to a breach of a commercial agreement and failure to pay the amounts owed under the contract. The U.S. District Court for the Central District of California confirmed the award and entered a judgment of approximately $2.6 million in May 2024, accruing interest at $368.43 per day, at a rate of 5.17% per annum until repaid. A writ of execution was issued on August 2, 2024, and a Judgment Debtor Examination is scheduled for February 24, 2025. The Company provided financial records in December 2024 in response to a subpoena. As of March 31, 2026, the Company accrued approximately $3.0 million as a liability in the condensed consolidated balance sheets.

(xi)	Prem Parameswaren

In connection with the Merger Transaction, the Company assumed potential liabilities related to claims asserted by Prem Parameswaran, the former Chief Executive Officer of Triller Corp for alleged unpaid compensation. To avoid litigation, the parties reached an agreement in principle for a settlement consisting of $500,000 in cash and 625,000 stock units, subject to approval by AGBA Group Holding Limited. As of March 31, 2026, the Company has accrued approximately $0.5 million as a liability pertaining to this matter, representing the probable settlement amount.

(xii)	Triller Legacy, LLC Settlement Agreement

On July 26, 2024, Triller Hold Co, LLC and Triller Acquisition, LLC entered into a settlement agreement with Triller Legacy, LLC (“Legacy”), original sellers of Triller Corp, regarding the 2019 acquisition of Triller Corp from Legacy. The Company agreed to issue 3.89 million shares of Series A common stock to Legacy. Legacy intends to sell 1.75 million shares for a minimum return of approximately $7.0 million by the end of September 30, 2025. The Company must compensate Legacy for any shortfall of share sales below $7.0 million. The Company has the option to purchase up to 1.75 million shares from Legacy at $4.00 per share through December 31, 2024 and $4.75 per share through September 30, 2025. The Company can also opt to pay Legacy $7.0 million.  The Company has included the estimated guaranteed payment liability in its accounts payable and legal contingencies. As of March 31, 2026, the Company has accrued approximately $7.0 million as a liability in the condensed consolidated balance sheets.

(xiii)	Bobby Sarnevesht

The Company is subject to claims asserted by Bobby Sarnevesht for alleged breach of a merger agreement and related contracts. The Company disputes the claims and the matter remains unresolved. As of March 31, 2026, the Company has accrued approximately $8.7 million as a liability pertaining to this dispute, which represents management’s best estimate of the probable loss.

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

On February 16, 2026, a writ of summons was served on the Company by the plaintiff, Singway (B.V.I.) Company Limited, in connection with an alleged breach of a tenancy agreement relating to commercial premises located on the 3rd floor of Hopewell Centre in Hong Kong. The claim includes, among other things, recovery of vacant possession, arrears of rental payments, other outstanding charges, interest and damages in an aggregated amount of approximately $42.9 million. The Company is going to file and serve its defence and counterclaim on or before April 29, 2026. Legal counsel of the Company will continue to handle this matter. As of March 31, 2026, the Company has accrued approximately $42.9 million as a liability pertaining to this dispute, which represents management’s best estimate of the probable loss.

ITEM 1A. RISK FACTORS.

As smaller reporting company we are not required to make disclosures under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this filing, the Company had defaulted on approximately $80.1 million of principal amount of outstanding debts. The total arrearage as of the date of this filing was approximately $120.7 million, which includes both principal and interest.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.
***	To be filed by an amendment.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Triller Group Inc.

Date: May 13, 2026	By:	/s/ Ng Wing Fai
	Name:	Ng Wing Fai
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Shu Pei Huang, Desmond
	Name:	Shu Pei Huang, Desmond
	Title:	Acting Chief Financial Officer
(Principal Financial and Accounting Officer)