Form 10-Q
period 2026-06-30
Triller Group Inc.
filed 2026-08-13
CIK 1769624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stocks, $0.001 par value	ILLR	NASDAQ Capital Market
Warrants, each warrant exercisable for 0.025 share of Common Stock for $230.00 per full share	ILLRW	NASDAQ Capital Market

As of August 11, 2026, there were 20,487,382 common stock issued and outstanding.

Triller Group Inc.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRILLER GROUP INC. AND ITS SUBSIDIARIES

TRILLER GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars in thousands (“US$’000”), except for share and per share amounts)

	As of
	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,070	$2,294
Restricted cash	9,495	10,316
Accounts receivable, net	1,118	919
Deposit, prepayments, and other receivables, net	1,426	1,416
Assets held for sale	—	283
Total current assets	14,109	15,228

Non-current assets:
Property and equipment, net	—	—
Long-term investments, net	19,252	19,753
Long-term investments, net, related party	520	524
Right-of-use assets, net	—	—
Total non-current assets	19,772	20,277

TOTAL ASSETS	$33,881	$35,505

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and other current liabilities	$224,419	$187,599
Other current liabilities, related parties	9,340	5,778
Escrow liabilities	9,495	10,316
Borrowings	11,362	11,484
Borrowings, related parties	52,810	48,959
Convertible debts, net	37,099	36,268
Convertible debts, related party	59,722	59,722
Warrant liabilities	—	—
Income tax payable	120	109
Operating lease liabilities, current	879	960
Total current liabilities	405,246	361,195

Non-current liabilities:
Operating lease liabilities, non-current	2,008	2,426
Total non-current liabilities	2,008	2,426

TOTAL LIABILITIES	407,254	363,621

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized
Series A-1 preferred stock, $0.001 par value, 50,000,000 shares authorized, 11,801,804 shares issued and outstanding as of June 30, 2026 and December 31, 2025	12	12
Series B preferred stock, $0.001 par value, 50,000,000 shares authorized, Nil and 30,851 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	— *
Common stock, $0.001 par value; 1,400,000,000 shares authorized, 18,289,562 and 17,528,852 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively#	18	17
Common stock to be issued	1	1
Common stock held in escrow	2	2
Additional paid-in capital	1,065,146	1,050,531
Accumulated other comprehensive income (loss)	208	(500)
Accumulated deficit	(1,438,760)	(1,378,179)
Total stockholders’ deficit	(373,373)	(328,116)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$33,881	$35,505

*	Less than $1,000
#	Giving retroactive effect to the 1-for-10 reverse stock split effective June 22, 2026 (see Note 12).

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLER GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. Dollars in thousands (“US$’000”), except for share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenues:
Loans interest income	$—	$17	$—	$35
Commissions	4,930	5,228	9,686	9,644
Recurring asset management service fees	296	270	570	617
Total revenues	5,226	5,515	10,256	10,296

Operating expenses:
Commission expense	(3,624)	(3,308)	(7,094)	(5,829)
Sales and marketing expense	(95)	(70)	(329)	(70)
Research and development expense	(288)	(1,382)	(823)	(3,084)
Personnel and benefit expense	(8,320)	(21,169)	(24,768)	(56,133)
Legal and professional fee	(15,027)	(5,931)	(22,813)	(11,769)
Office and operating fee, related party	—	(1,187)	(663)	(2,365)
Provision for allowance for expected credit losses	—	(91)	(2)	(138)
Other general and administrative expenses	(484)	(1,212)	(4,096)	(3,945)
Total operating expenses	(27,838)	(34,350)	(60,588)	(83,333)

Loss from operations	(22,612)	(28,835)	(50,332)	(73,037)

Other income (expense):
Interest income	1	3	3	170
Interest expense	(5,526)	(5,170)	(10,026)	(9,973)
Foreign exchange gain (loss), net	(184)	1,784	(396)	2,929
Bad debts recovered (written off)	—	—	256	(5,441)
Investment income, net	1	—	1	—
Sundry income	23	44	37	150
Total other expenses, net	(5,685)	(3,339)	(10,125)	(12,165)

Loss before income taxes	(28,297)	(32,174)	(60,457)	(85,202)

Income tax expense	(72)	(31)	(124)	(55)

Net loss	$(28,369)	$(32,205)	$(60,581)	$(85,257)

Other comprehensive loss:
Net loss	$(28,369)	$(32,205)	$(60,581)	$(85,257)
Other comprehensive income
Foreign currency translation adjustment	39	747	708	808
Other comprehensive loss	$(28,330)	$(31,458)	$(59,873)	$(84,449)

Weighted average number of common stock outstanding#
– Basic and diluted	19,979,831	17,955,911	19,862,738	17,256,697

Net loss per share#
– Basic and diluted	$(1.42)	$(1.79)	$(3.05)	$(4.94)

#	Giving retroactive effect to the 1-for-10 reverse stock split effective June 22, 2026 (see Note 12).

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLER GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(U.S. Dollars in thousands (“US$’000”), except for share and per share amounts)

		For the six months ended June 30, 2026
		Series A-1 preferred stock		Series B preferred stock			Common stock#			Series A-1 preferred stock to be issued		Common stock to be issued#			Common stock held in escrow#		Additional	Accumulated other		Total
	Note	No. of share	Amount	No. of share	Amount		No. of share	Amount		No. of share	Amount	No. of share	Amount		No. of share	Amount	paid-in capital	comprehensive loss	Accumulated deficit	stockholders’ deficit
Balance as of December 31, 2025		11,801,804	$12	30,851	$—	*	17,528,852	$17		—	$—	1,179,521	$1		2,197,847	$2	$1,050,531	$(500)	$(1,378,179)	$(328,116)

Stock-based compensation to directors, officers, and employees	(12)(a)(i)	—	—	—	—		167,382	—	*	—	—	—	—		—	—	15,583	—	—	15,583
Redemption of Series B shares	12(b)	—	—	(30,851)	—	*	—	—		—	—	—	—		—	—	—	—	—	—
Stock-based compensation to a consultant	(12)(a)(ii)&(c)	—	—	—	—		595,070	1		—	—	(504,297)	—	*	—	—	(968)	—	—	(967)
Fractional shares cancelled pursuant to reverse stock split	(12)(a)(iii)	—	—	—	—		(1,742)	—		—	—	—	—		—	—	—	—	—	—
Foreign currency translation adjustment		—	—	—	—		—	—		—	—	—	—		—	—	—	708	—	708
Net loss for the period		—	—	—	—		—	—		—	—	—	—		—	—	—	—	(60,581)	(60,581)

Balance as of June 30, 2026		11,801,804	$12	—	$—		18,289,562	$18		—	$—	675,224	$1		2,197,847	$2	$1,065,146	$208	$(1,438,760)	$(373,373)

		For the six months ended June 30, 2025
		Series A-1 preferred stock		Series B preferred stock			Common stock#			Series A-1 preferred stock to be issued		Common stock to be issued#			Common stock held in escrow#			Additional	Accumulated other		Total
	Note	No. of share	Amount	No. of share	Amount		No. of share	Amount		No. of share	Amount	No. of share#	Amount		No. of share	Amount		paid-in capital	comprehensive loss	Accumulated deficit	stockholders’ deficit
Balance as of January 1, 2025		11,801,804	$12	30,851	$—	*	13,814,382	$14		11,801,804	$12	1,502,271	$1		2,402,243	$2		$958,177	$(548)	$(1,203,637)	$(245,967)

Settlement of payables with common stock held in escrow		—	—	—	—		204,396	—	*	—	—	—	—		(204,396)	—	*	—	—	—	—
Issuance of common stock for repayment of borrowings, related party		—	—	—	—		15,500	—	*	—	—	—	—		—	—		554	—	—	554
Stock-based compensation to consultants		—	—	—	—		357,625	—	*	—	—	(322,750)	—	*	—	—		3,679	—	—	3,679
Stock-based compensation to directors, officers, and employees		—	—	—	—		471,580	1		—	—	—	—		—	—		43,890	—	—	43,891
Settlement of Series A-1 preferred stock to be issued in related to merger transaction		—	—	—	—		1,180,733	1		(11,801,804)	(12)	—	—		—	—		11	—	—	—
Foreign currency translation adjustment		—	—	—	—		—	—		—	—	—	—		—	—		—	808	—	808
Net loss for the period		—	—	—	—		—	—		—	—	—	—		—	—		—	—	(85,257)	(85,257)

Balance as of June 30, 2025		11,801,804	$12	30,851	$—	*	16,044,216	$16		—	$—	1,179,521	$1		2,197,847	$2		$1,006,311	$260	$(1,288,894)	$(282,292)

*	Less than $1,000
#	Giving retroactive effect to the 1-for-10 reverse stock split effective June 22, 2026 (see Note 12).

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLER GROUP INC. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in U.S. Dollars in thousands (“US$’000”))

	For the six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(60,581)	$(85,257)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	14,616	45,856
Marketing expenses	—	513
Interest income	(3)	(170)
Interest expense on borrowings	10,026	9,973
Foreign exchange loss (gain), net	396	(2,929)
Bad debts (recovered) written-off	(256)	5,441
Investment income, net	1	—
Gain on disposal of assets held for sale	—	(68)
Provision for allowance for expected credit losses	2	138

Change in operating assets and liabilities:
Accounts receivable	57	(1,520)
Loans receivable	—	(1,007)
Deposits, prepayments, and other receivables	(11)	66
Accounts payable and other current liabilities	30,800	9,847
Accounts payable and other current liabilities, related parties	1,293	1,335
Escrow liabilities	(821)	(2,165)
Operating lease liabilities	(499)	(462)
Income tax payable	11	54
Net cash used in operating activities	(4,969)	(20,355)

Cash flows from investing activities:
Proceeds from disposal of assets held for sale	283	1,527
Net cash provided by investing activities	283	1,527

Cash flows from financing activities:
Proceeds from borrowings, related parties	3,868	15,019
Repayments of borrowings	(85)	—
Repayments of borrowings, related parties	(55)	—
Net cash provided by financing activities	3,728	15,019

Effect on exchange rate change on cash, cash equivalents and restricted cash	(87)	673

Net change in cash, cash equivalent and restricted cash	(1,045)	(3,136)
Beginning of period	12,610	17,261

End of period	$11,565	$14,125

Supplemental cash flow information:
Cash paid for income taxes	$145	$—

	As of
	June 30, 2026	December 31, 2025
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,070	$2,294
Restricted cash	9,495	10,316

Total cash, cash equivalents and restricted cash	$11,565	$12,610

See accompanying notes to unaudited condensed consolidated financial statements.

TRILLER GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Currency expressed in United States Dollars in thousands (“US$’000”), except for number of shares)

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

The accompanying unaudited condensed consolidated financial statements of the Company are presented in United State dollars (“US$” or “$”) and have been prepared in accordance with accounting principles generally accepted in the United States of America(“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities Exchange Commission. Certain information and footnote disclosures normally included in unaudited condensed consolidated financial statements have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2025 derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed on April 14, 2026.

The unaudited condensed consolidated financial statements as of June 30, 2026 and for the six months ended June 30, 2026, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

Translation of amounts from HK$ into US$ has been made at the following exchange rates for the six months ended June 30, 2026 and 2025:

	June 30,
	2026	2025
Period-end HK$:US$ exchange rate	0.1275	0.1274
Period average HK$:US$ exchange rate	0.1278	0.1283

●	Segment Reporting

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

The Company’s payment terms of accounts receivable vary by the types of services offered. The normal settlement terms of accounts receivable from insurance companies in the provision of brokerage agency services, are within 30 days up on the execution of the insurance policies and advertising campaigns. Credit terms with the products providers of investment, unit and mutual funds and asset portfolio are mainly 90 days or a credit period mutually agreed between the contracting parties.

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

For the three months ended June 30, 2026 and 2025, the aggregated provision for allowance for expected credit losses on accounts receivable, loans receivable, notes receivable, and other receivables was $0.0 and $0.09 million, respectively.

For the six months ended June 30, 2026 and 2025, the aggregated provision for allowance for expected credit losses on accounts receivable, loans receivable, notes receivable, and other receivables was $0.002 million and $0.14 million, respectively.

●	Asset Held For Sale

The Company classifies long-lived assets as held for sale in the period in which the criteria are met, in accordance with ASC 360, “Property and Equipment”. The Company ceases depreciation on long-lived assets (or disposal groups) classified as held for sale and measures them at the lower of carrying value or estimated fair value less cost to sell.

As of June 30, 2026 and December 31, 2025, the carrying value of a premise was approximately $0.0 and $0.3 million, respectively and recorded as assets held for sale in the unaudited condensed consolidated balance sheets. This asset was sold in January 2026.

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

In accordance with the provisions of ASC Topic360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cashflows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. No impairment losses were recognized for the three and six months ended June 30, 2026 and 2025.

●	Accounts Payable

Accounts payable primarily consists of (i) commission payable to the Company’s financial advisors for the sale of investment funds, investment products, or insurance products, accruals for payments of professional services fees and other operating payables and (ii) payable to the suppliers related to talent and influencers for brand activations and live event. The carrying amount approximates fair value because of the short-term maturity.

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

Liability-classified

For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company accounts for its (i) SPAC Private Warrants, (ii) Common Warrants, and (iii) Warrants – Class A of Triller Group warrants as liabilities.

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

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The following table presents the revenue streams disaggregated by nature and geographic location:

	For the three months ended June 30,
	2026	2025
At a point in time
Commissions	$4,930	$5,228
Total revenue from the transfer of goods and services at a point in time	4,930	5,228

Over time
Recurring asset management service fees	296	270
Loans interest income	—	17
Total revenue from the transfer of goods and services over time	296	287
Total revenue	$5,226	$5,515

	For the six months ended June 30,
	2026	2025
At a point in time
Commissions	$9,686	$9,644
Total revenue from the transfer of goods and services at a point in time	9,686	9,644

Over time
Recurring asset management service fees	570	617
Loans interest income	—	35
Total revenue from the transfer of goods and services over time	570	652
Total revenue	$10,256	$10,296

	For the three months ended June 30,
By geography:	2026	2025
Hong Kong	$5,226	$5,515
United States	—	—
Others	—	—
Total	$5,226	$5,515

	For the six months ended June 30,
By geography:	2026	2025
Hong Kong	$10,256	$10,296
United States	—	—
Others	—	—
Total	$10,256	$10,296

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

As of June 30, 2026 and December 31, 2025, there were no contract assets and contract liabilities from the Company’s contracts with customers.

For the three and six months ended June 30, 2026 and 2025, there were no revenues recognized relating to performance obligations satisfied or partially satisfied in prior periods.

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

For the three and six months ended June 30, 2026 and 2025, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2026 and December 31, 2025, the Company did not have any significant unrecognized uncertain tax positions.

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

For the three and six months ended June 30, 2026 and 2025, diluted weighted average common stock outstanding is equal to basic weighted average common stock, due to the Company's net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

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

Leases with a term of twelve months or less upon the commencement date are considered short-term leases, are not included in the unaudited condensed consolidated balance sheets and are expensed on a straight-line basis over the lease term.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of the unaudited condensed consolidated financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operations are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

The carrying value of the Company’s financial instruments: cash and cash equivalents, restricted cash, accounts receivable, loans receivable, deposits, prepayments and other receivables, accounts payable and accrued liabilities, escrow liabilities, borrowings, and amounts due to the related parties approximate at their fair values because of the short-term nature of these financial instruments.

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

The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of June 30,	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
Description	2026	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable equity securities	$2	$2	$—	$—
Long-term investments (a)	$19,250	$—	$—	$19,250
Long-term investments, related party	$520	$—	$—	$520

Liabilities:
Warrant liabilities	$—	$—	$—	$—
Convertible debts for which the fair value option has been elected (b)	$59,722	$—	$—	$59,722

	As of December 31,	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable equity securities	$1	$1	$—	$—
Long-term investments (a)	$19,752	$—	$—	$19,752
Long-term investments, related party	$524	$—	$—	$524

Liabilities:
Warrant liabilities	$—	$—	$—	$—
Convertible debts for which the fair value option has been elected (b)	$59,722	$—	$—	$59,722

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

The estimated fair value of the convertible debts as of June 30, 2026 was computed using the models and assumptions shown below. There was no movement for the three and six months ended June 30, 2026 and 2025.

The significant inputs in the valuation models as of June 30, 2026, are as follows:

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

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have a material impact on the unaudited condensed consolidated balance sheets, statements of operations and comprehensive loss and cash flows.

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

For the six months ended June 30, 2026, the Company reported net loss of approximately $60.6 million and net cash outflows from operating activities of approximately $5.0 million. As of June 30, 2026, the Company had a working capital deficit of approximately $391.1 million and a stockholders’ deficit of approximately $373.4 million.

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

The management of the Company has developed a funding plan intended to support the Company’s liquidity and enable it to meet its operating obligations as they fall due. Management continues to monitor the Company’s capital structure and operating plans and will evaluate available funding alternatives as needed. Details of the funding plan are as follows:

Fund raising project	Target timeline	Target amount

PIPE / rights issue	July – September 2026	$40 million – $50 million
Convertible notes	July – September 2026	$150 million – $200 million
New equity issuance	January – March 2027	$200 million

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

NOTE 4 — SEGMENT INFORMATION

By assessing the qualitative and quantitative criteria established by ASC Topic 280, “Segment Reporting”, management has determined that the Company has three reportable segments, which include the Company’s social media, sports streaming, and financial services segments. The Company’s reportable segments reflect how the Company’s operations are managed, how the Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), allocates resources and evaluates performance, and how the Company’s internal financial reporting is structured.

For the three and six months ended June 30, 2026 and 2025, the Company’s reportable segments comprised of the following:

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

The following tables present the summary information by segment for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30, 2026
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue
Commission	$—	$—	$4,930	$—	$—	$4,930
Recurring asset management service fees	—	—	296	—	—	296
Total revenue	—	—	5,226	—	—	5,226
Operating expenses
Commission expense	—	—	(3,624)	—	—	(3,624)
Sales and marketing expenses	24	—	(20)	(99)	—	(95)
Research and development expenses	(77)	—	(211)	—	—	(288)
Personal and benefit expenses	(2,779)	(94)	(41)	(5,406)	—	(8,320)
Legal and professional fee	(12,916)	(73)	42	(2,080)	—	(15,027)
Office and operating fee, related party	—	—	—	—	—	—
Provision for allowance for expected credit losses	—	—	—	—	—	—
Other general and administrative expenses	(10)	(29)	(137)	(308)	—	(484)
Total operating expenses	(15,758)	(196)	(3,991)	(7,893)	—	(27,838)
Other income (expense)
Interest income	—	—	1	—	—	1
Interest expense	(3,268)	(21)	(55)	(2,182)	—	(5,526)
Foreign exchange gain (loss), net	—	3	2	(189)	—	(184)
Investment income, net	—	—	1	—	—	1
Sundry income (expense)	—	—	20	3	—	23
Total other expense, net	(3,268)	(18)	(31)	(2,368)	—	(5,685)
Income tax expense	—	—	(72)	—	—	(72)
Net (loss) income	$(19,026)	$(214)	$1,132	$(10,261)	$—	$(28,369)

	Three months ended June 30, 2025
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue
Loans interest income	$—	$—	$17	$—	$—	$17
Commission	—	—	5,228	—	—	5,228
Recurring asset management service fees	—	—	270	—	—	270
Total revenue	—	—	5,515	—	—	5,515
Operating expenses

Commission expense	—	—	(3,308)	—	—	(3,308)
Sales and marketing expenses	—	—	(70)	—	—	(70)
Research and development expenses	(1,114)	(17)	(53)	(198)	—	(1,382)
Personal and benefit expenses	(4,182)	(53)	(36)	(16,898)	—	(21,169)
Legal and professional fee	—	—	—	(5,931)	—	(5,931)
Office and operating fee, related party	—	—	—	(1,187)	—	(1,187)
Provision for allowance for expected credit losses	—	—	(91)	—	—	(91)
Other general and administrative expenses	(491)	(162)	(4,430)	3,871	—	(1,212)
Total operating expenses	(5,787)	(232)	(7,988)	(20,343)	—	(34,350)
Other income (expense)
Interest income	—	—	3	—	—	3
Interest expense	(2,984)	(28)	(149)	(2,009)	—	(5,170)
Foreign exchange gain (loss), net	409	(41)	1,373	43	—	1,784
Sundry income	—	—	44	—	—	44
Total other income (expense), net	(2,575)	(69)	1,271	(1,966)	—	(3,339)
Income tax expense	—	—	(31)	—	—	(31)
Net loss	$(8,362)	$(301)	$(1,233)	$(22,309)	$—	$(32,205)

	Six months ended June 30, 2026
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue
Commission	$—	$—	$9,686	$—	$—	$9,686
Recurring asset management service fees	—	—	570	—	—	570
Total revenue	—	—	10,256	—	—	10,256
Operating expenses
Commission expense	—	—	(7,094)	—	—	(7,094)
Sales and marketing expenses	(24)	—	(52)	(253)	—	(329)
Research and development expenses	(390)	—	(433)	—	—	(823)
Personal and benefit expenses	(5,560)	(749)	(64)	(18,395)	—	(24,768)
Legal and professional fee	(20,096)	(144)	(43)	(2,530)	—	(22,813)
Office and operating fee, related party	—	—	—	(663)	—	(663)
Provision for allowance for expected credit losses	—	—	(2)	—	—	(2)
Other general and administrative expenses	(47)	(68)	(3,655)	(326)	—	(4,096)
Total operating expenses	(26,117)	(961)	(11,343)	(22,167)	—	(60,588)
Other income (expense)
Interest income	—	—	3	—	—	3
Interest expense	(6,521)	(31)	(654)	(2,820)	—	(10,026)
Foreign exchange gain (loss), net	—	(17)	8	(387)	—	(396)
Bad debts recovered	—	—	256	—	—	256
Investment income, net	—	—	1	—	—	1
Sundry income (expense)	—	—	358	(321)	—	37
Total other expense, net	(6,521)	(48)	(28)	(3,528)	—	(10,125)
Income tax expense	—	—	(124)	—	—	(124)
Net loss	$(32,638)	$(1,009)	$(1,239)	$(25,695)	$—	$(60,581)

	Six months ended June 30, 2025
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue
Loans interest income	$—	$—	$35	$—	$—	$35
Commission	—	—	9,644	—	—	9,644
Recurring asset management service fees	—	—	617	—	—	617
Total revenue	—	—	10,296	—	—	10,296
Operating expenses
Commission expense	—	—	(5,829)	—	—	(5,829)
Sales and marketing expenses	—	—	(70)	—	—	(70)
Research and development expenses	(2,303)	(204)	(98)	(479)	—	(3,084)
Personal and benefit expenses	(8,071)	(674)	(111)	(47,277)	—	(56,133)
Legal and professional fee	—	—	—	(11,769)	—	(11,769)
Office and operating fee, related party	—	—	—	(2,365)	—	(2,365)
Provision for allowance for expected credit losses	—	—	(138)	—	—	(138)
Other general and administrative expenses	(4,891)	(53)	(6,119)	7,118	—	(3,945)
Total operating expenses	(15,265)	(931)	(12,365)	(54,772)	—	(83,333)
Other income (expense)
Interest income	165	—	5	—	—	170
Interest expense	(5,402)	(384)	(310)	(3,877)	—	(9,973)
Foreign exchange gain (loss), net	409	(41)	2,518	43	—	2,929
Bad debts written-off	(5,441)	—	—	—	—	(5,441)
Others	—	—	150	—	—	150
Total other income (expense), net	(10,269)	(425)	2,363	(3,834)	—	(12,165)
Income tax expense	—	—	(55)	—	—	(55)
Net income (loss)	$(25,534)	$(1,356)	$239	$(58,606)	$—	$(85,257)

The following tables present a summary of the Company’s revenues from external customers by geographic regions, for each reportable segment for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30, 2026
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue by geographic regions:
Hong Kong	$—	$—	$5,226	$—	$—	$5,226
United States	—	—	—	—	—	—
Others	—	—	—	—	—	—
Total revenue	$—	$—	$5,226	$—	$—	$5,226

	For the three months ended June 30, 2025
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue by geographic regions:
Hong Kong	$—	$—	$5,515	$—	$—	$5,515
United States	—	—	—	—	—	—
Others	—	—	—	—	—	—
Total revenue	$—	$—	$5,515	$—	$—	$5,515

	For the six months ended June 30, 2026
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue by geographic regions:
Hong Kong	$—	$—	$10,256	$—	$—	$10,256
United States	—	—	—	—	—	—
Others	—	—	—	—	—	—
Total revenue	$—	$—	$10,256	$—	$—	$10,256

	For the six months ended June 30, 2025
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue by geographic regions:
Hong Kong	$—	$—	$10,296	$—	$—	$10,296
United States	—	—	—	—	—	—
Others	—	—	—	—	—	—
Total revenue	$—	$—	$10,296	$—	$—	$10,296

The following tables present a summary of the Company’s assets by reportable segment as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Long-term investments, net	$—	$—	$19,772	$—	$—	$19,772
Other assets	11	482	9,895	3,721	—	14,109
Total assets	$11	$482	$29,667	$3,721	$—	$33,881

	As of December 31, 2025
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Long-term investments, net	$—	$—	$20,277	$—	$—	$20,277
Other assets	14	476	10,685	4,053	—	15,228
Total assets	$14	$476	$30,962	$4,053	$—	$35,505

The Company’s major customers and operations are based in Hong Kong and the United States.

NOTE 5 — RESTRICTED CASH

As of June 30, 2026 and December 31, 2025, the Company has approximately $9.5 million and $10.3 million fund held in escrow, respectively. Fund held in escrow primarily comprised of escrow funds held in bank accounts on behalf of the Company’s customers. The Company is currently acted as a custodian to manage the assets and investment portfolio on behalf of its customers under the terms of certain contractual agreements, which the Company does not have the right to use for any purposes, other than managing the portfolio. Upon receiving escrow funds, the Company records a corresponding escrow liability.

NOTE 6 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	As of
	June 30, 2026	December 31, 2025
Accounts receivable	$1,225	$1,026
Less: allowance for expected credit losses	(107)	(107)
Accounts receivable, net	$1,118	$919

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

For the three and six months ended June 30, 2026 and 2025, the Company has assessed the probable loss and no provision for allowance for expected credit losses were provided.

NOTE 7 — LONG-TERM INVESTMENTS, NET

Long-term investments, net consisted of the following:

	As of
	Ownership interest	June 30, 2026	Ownership interest	December 31, 2025
Marketable equity securities:
Investment C	0.00%*	$2	0.00%*	$1

Non-marketable equity securities:
Investment A	9.98%	6,017	9.98%	6,191
Investment B	3.30%	252	3.30%	254
Investment D	4.30%	10,407	4.30%	10,733
Investment E, related party	4.00%	520	4.00%	524
Investment G	27.98%	—	27.98%	—
Investment H	3.36%	2,574	3.36%	2,574
Net carrying value		$19,772		$20,277

*	Less than 0.001%

Investments in Marketable Equity Securities

Investments in equity securities, such as marketable securities, are accounted for at its current market value with the changes in fair value recognized in net gain (loss). Investment C was listed and publicly traded on Nasdaq Stock Exchange.

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

The following table presents the movement of non-marketable equity securities as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
Balance at beginning of period/year	$20,277	$25,455
Adjustments:
Downward adjustments	—	(7,086)
Foreign exchange adjustment	(505)	1,908
Balance at end of period/year	$19,772	$20,277

Cumulative unrealized gains and losses, included in the carrying value of the Company’s non-marketable equity securities:

	As of
	June 30, 2026	December 31, 2025
Downward adjustments (including impairment)	$(60,404)	$(60,404)
Upward adjustments	6,209	6,209
Total	$(54,195)	$(54,195)

NOTE 8 — BORROWINGS

The borrowings consisted of the followings:

	As of
	June 30, 2026	December 31, 2025
Short-term loans (a)	$11,361	$11,483
Short-term loans, related parties (b)	52,810	48,959
Factoring loan (c)	1	1
Total	$64,172	$60,443

Notes:

(a)	Short-term Loans

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, which includes the short-term notes assumed at an aggregate principal amount of $11.0 million issued to various lenders (collectively, the “Short-term Loans”). The Short-term Loans bear interest at the rates ranging from 1.00% to 193.59% per annum, which will mature at various dates within the next twelve months and are secured by all assets of the Company. In the event of a default, penalty interest is levied at rates ranging from 1.00% to 193.59% per annum. The Company incurred interest expense on the various short-term loans of approximately $2.8 million and $5.6 million during the three and six months ended June 30, 2026, respectively and $3.0 million and $5.7 million during the three and six months ended June 30, 2025, respectively.

As of June 30, 2026 and December 31, 2025, the aggregate outstanding loans balance was approximately $11.4 million and $11.5 million, respectively and are included as current liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

The Company obtained aggregate short-term loans of approximately $1.1 million from its Chief Operating Officer (“COO”), bearing interest at 6% per annum, unsecured, and repayable within twelve months. The interest rate increases to 15% per annum upon default. The holder has the option to settle the loan either through cash repayment or by receiving a fixed number of shares of the Company’s common stock. The Company issued aggregate 798,000 shares of common stock to the COO for partial repayment of these loans in prior years. During the six months ended June 30, 2026, the Company fully repaid the remaining outstanding loan balance of approximately $0.6 million in cash.

As of June 30, 2026 and December 31, 2025, the aggregate outstanding short-term loans balances due to related parties was approximately $52.8 million and $49.0 million, respectively.

The Company incurred interest expense on the various short-term loans of approximately $5.1 million and $9.2 million during the three and six months ended June 30, 2026, respectively and $0.8 million and $1.4 million during the three and six months ended June 30, 2025, respectively.

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

As of June 30, 2026 and December 31, 2025, the outstanding principal balance, net of debt discount, was approximately $0.001 million and $0.001 million, respectively.

NOTE 9 — CONVERTIBLE DEBTS, NET

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

As of June 30, 2026 and December 31, 2025, the TFI Note was reported at a fair value of approximately $59.7 million and $59.7 million, respectively, which is included in convertible debts under current liabilities in the unaudited condensed consolidated balance sheets. For the three and six months ended June 30, 2026 and 2025, there was no change in fair value of convertible debts in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

As of June 30, 2026 and December 31, 2025, the fair value of the note is approximately $7.0 million and $7.0 million, respectively. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company has not repaid the amount due and considered default of settlement.

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

As of June 30, 2026 and December 31, 2025, the Company issued convertible promissory notes in an aggregate of approximately $37.1 million and $36.3 million to Yorkville, respectively.

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

The Company recorded amortization of debt discount and direct issuance costs and accrued interest of convertible promissory notes payable in interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss of approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2026 and $1.4 million and $2.8 million for the three and six months ended June 30, 2025, respectively.

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

On June 22, 2026, the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) resulting in the proportional adjustments to the number of outstanding common stocks. The Reverse Stock Split also has a proportionate effect on all other options and warrants of the Company outstanding as of the effective date of the Reverse Stock Split. All share numbers and per share amounts are retroactively restated in effect to the Reverse Stock Split.

The Company has issued different classes of warrants, as follows:

Equity Classified Warrants

(a)	Public Warrants

Each public warrant entitles the holder thereof to purchase one-fortieth (1/40) of one share of common stock at a price of $230.00 per full share, subject to adjustment as discussed herein. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares. This means that only an even number of warrants may be exercised at any given time by a warrant holder.

Once the warrants become exercisable, the Company may call the outstanding warrants (including any outstanding warrants issued upon exercise of the unit purchase option issued to Maxim Group LLC) for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption,

●	if, and only if, the last sales price of the common stock equals or exceeds $165.00 per share for any 20 trading days within a 30 trading day period ending three business days before the Company send the notice of redemption, and

●	if, and only if, there is a current registration statement in effect with respect to the common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

As of June 30, 2026 and December 31, 2025, there were 4,600,000 and 4,600,000 public warrants of Triller Group Warrants outstanding.

(b)	Replacement Warrants

On October 15, 2024, pursuant to the Merger Agreement, the Company issued 14,811,260 Triller Group Replacement Warrants to replace Triller Corp. warrants. Each replacement warrant entitles the holder thereof to purchase one-tenth (1/10) of one share of common stock at a price range from approximately $0.30 to $267.00 per full share, subject to adjustment as discussed herein.

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

As of June 30, 2026 and December 31, 2025, there were 13,983,298 and 13,983,298 replacement warrants of Replacement Warrants outstanding, respectively.

Liability Classified Warrants

(a)	Warrant - Class A

On May 2, 2024, the Company issued 355,793 shares of common stock and the associated warrants to purchase up to 73,492 shares of common stock at a purchase price of $14.00 per share under the private placement, to an institutional investor, a director, officers and employees of the Company. The subscribers in private placement will receive one Warrant – Class A for every five shares of common stock subscribed. Each Warrant – Class A entitles the holder to purchase one-twentieth (1/20) share of common stock at an exercise price of $20.00 per share and shall be exercised with more than $500,000 per tranche. The warrants will be exercisable six months after the issuance date for a period of five years after the exercise date.

As of June 30, 2026 and December 31, 2025, there were 1,469,840 and 1,469,840 Warrants - Class A of Triller Group Warrants outstanding, respectively, with aggregate value of approximately $1.0 million and $1.0 million, respectively.

(b)	Common Warrants

On June 28, 2024, the Company issued 1,431,561 common warrants to Yorkville, in connection with the Second A&R SEPA. Each common warrant entitles the holder to purchase one-tenth (1/10) share of common stock with an exercise price of $58.5 per share.

As of June 30, 2026 and December 31, 2025, there were 1,431,561 and 1,431,561 common warrants of Triller Group Warrants outstanding, respectively.

The Company has accounted for and presented Warrant – Class A and Common Warrants as liabilities on the unaudited condensed consolidated balance sheets, in accordance with ASC 480. The fair value of the warrant liabilities is valued by an independent valuer using a Binominal pricing model. The warrant liabilities were classified as Level 3 due to the use of unobservable inputs.

The key inputs into the Binominal pricing model were as follows at their measurement dates:

	As of June 30, 2026
	Common Warrants	Warrants – Class A
Input
Share price	$0.30	$0.30
Risk-free interest rate	4.23%	3.59 – 3.62%
Volatility	50.89%	54.68 – 55.09%
Exercise price	$28.30	$20.00
Warrant remaining life (years)	2.99	3.10 – 3.34

The share price and exercise price stated herein have been retroactively adjusted to reflect the Reverse Stock Split.

NOTE 11 — OPERATING LEASES

The Company has entered into a commercial operating lease with an independent third party for the use of an office in Hong Kong. The lease has an original term exceeding 1 year, but not more than 3 years with an option to renew a further term of 3 years. The operating leases are included in “Right-of-use asset, net” on the unaudited condensed consolidated balance sheets and represents the Company’s right to use the underlying assets during the lease term. The Company’s obligation to make lease payments are included in “Operating lease liabilities” on the unaudited condensed consolidated balance sheets.

Supplemental balance sheet information related to the operating lease was as follows:

	As of
	June 30, 2026	December 31, 2025
Operating lease:
Right-of-use assets	$2,827	$2,827
Less: accumulated amortization	(54)	(54)
Less: accumulated impairment losses	(2,773)	(2,773)
Right-of-use asset, net	$—	$—

Lease liabilities:
Current lease liabilities	$879	$960
Non-current lease liabilities	2,008	2,426
Total lease liabilities	$2,887	$3,386

Operating lease expense for the three and six months ended June 30, 2026 was approximately $0.0 and $0.08 million, respectively.

Operating lease expense for the three and six months ended June 30, 2025 was approximately $0.5 million and $1.0 million, respectively.

Other supplemental information about the Company’s operating lease as of June 30, 2026 and December 31, 2025 are as follow:

	As of
	June 30, 2026	December 31, 2025
Weighted average discount rate	5.25%	5.25%
Weighted average remaining lease term (years)	2.89	3.39

Maturities of operating lease liabilities as of June 30, 2026 were as follows:

For the year ending June 30,	Operating lease
2027	$995
2028	910
2029	917
2030	289
Total minimum lease payments	3,111
Less: imputed interest	(224)
Total operating lease liabilities	$2,887

NOTE 12 — STOCKHOLDERS’ DEFICIT

(a)	Common Stock

The Company has 1,400,000,000 authorized shares of common stock, with a par value of $0.001 per share.

On June 22, 2026, the Company effected the Reverse Stock Split resulting in the proportional adjustments to the number of outstanding common stocks. The Reverse Stock Split did not change the par value of the Company’s common stock or the authorized number of shares. No fractional shares were issued in connection with the Reverse Stock Split. Accordingly, stockholders who would have received will pay cash in lieu of fractional shares.

All share numbers and per share amounts are retroactively presented in this Form 10-Q to reflect the impact of the Reverse Split as if they had taken effect on January 1, 2025.

During the six months ended June 30, 2026, the Company issued 760,710 shares of common stock as follows:

(i)	1,673,821 shares or 167,382 shares of common stock post Reverse Stock Split to a director, officers and employees of the Company to compensate for the contributions of their services and performance under the 2024 Equity Incentive Plan.

(ii)	5,950,705 shares or 595,070 shares of common stock post Reverse Stock Split to Robert E. Diamond, the former chairman of Triller’s board of directors and Atlas Merchant Capital LLC pursuant to the Supplemental Order issued by the District Court of Southern District of New York in June 2026 (see Note 16(xvi)).

(iii)	1,742 shares of common stock were cancelled pursuant to the treatment of fractional shares in connection with the Reverse Stock Split.

There were 18,289,562 and 17,528,852 shares of common stock issued and outstanding, as of June 30, 2026 and December 31, 2025, respectively.

For the three and six months ended June 30, 2026, the Company recorded approximately $3.5 million and $14.6 million stock-based compensation expense, respectively which is included in the personal and benefit expense and legal and professional fee in the unaudited condensed consolidated statements of operations and comprehensive loss.

For the three and six months ended June 30, 2025, the Company recorded approximately $17.1 million and $45.9 million stock-based compensation expense, respectively which is included in the personal and benefit expense and legal and professional fee in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

There were 11,801,804 and 11,801,804 shares of Series A-1 Preferred Stock issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.

Series B Preferred Stock

The Company designated up to 35,000 shares of Series B Preferred Stock, with a par value of $0.001 per share. Each share of Series B Preferred Stock shall be entitled to 10,000 votes for each share of Series B Preferred Stock held by such holder.

On January 1, 2026, pursuant to the bylaws of the Company, all outstanding Series B Preferred Stock were redeemed at par value. Following the redemption, there were no shares of Series B Preferred Stock outstanding and all rights of Series B Preferred Stockholders were terminated.

There were nil and 30,851 shares of Series B Preferred Stock issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.

(c)	Common Stock To Be Issued

The Company has committed to issue common stocks as compensation for services:

(i)	968,250 common stocks to a consultant under a consulting agreement. In April 2025, 322,750 shares of common stock issued to 13080 as the first installment.

(ii)	534,021 common stocks to directors, officers and employees under equity incentive plans for their service and performance. In June 2026, 504,297 shares of common stock issued to Robert E. Diamond, the former chairman of Triller’s board of directors pursuant to the Supplemental Order issued by the District Court of Southern District of New York in June 2026.

There were 675,224 and 1,179,521 shares of common stock to be issued as of June 30, 2026 and December 31, 2025, respectively.

(d)	Common Stock Held In Escrow

There were 2,420,625 shares of common stock deposited into an escrow account in the name of the Company, acting as escrow agent, in connection with the merger transaction completed on October 15, 2024.

During the six months ended June 30, 2026 and 2025, nil and 204,396 shares common stock held in escrow, respectively are transferred out to settle claims that relate to the affairs of Triller Corp. prior to the closing date of the merger transaction with common stock held in escrow.

There were 2,197,847 and 2,197,847 shares of common stock held in escrow issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.

(e)	2023 Share Award Scheme (the “Scheme”)

Pursuant to the Share Award Scheme, the Company filed S-8 registration statement to register up to 565,235 shares of common stock on February 24, 2023.

The fair value of the common stock granted during the period is measured based on the closing price of the Company’s common stocks as reported by Nasdaq Exchange on the date of grant. For those vested immediately on the date of grant, the fair value is recognized as stock-based compensation expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2026 and December 31, 2025, 1,158 and 1,158 shares of common stock are available to issue under the Share Award Scheme, respectively.

(f)	Restricted Share Units (“RSUs”)

2022 RSUs

In December 2022, the Company approved and granted 242,063 shares of common stock as RSUs to employees and consultants as additional compensation under the Scheme. These RSUs typically will be vested over one to four years period from 2023 to 2026.

For the RSUs, the fair value is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis. The valuations assume no dividends will be paid. The Company has assumed 10% forfeitures.

As of June 30, 2026 and December 31, 2025, 29,243 and 29,243 shares of common stock are available to issue under the plans, respectively.

During the three and six months ended June 30, 2026, the Company recorded approximately $0.05 million and $0.1 million stock-based compensation expense, respectively which is included in the personnel and benefit expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

During the three and six months ended June 30, 2025, the Company recorded approximately $0.9 million and $1.4 million stock-based compensation expense, respectively which is included in the personnel and benefit expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2026 and December 31, 2025, total unrecognized compensation remaining to be recognized in future periods for RSUs totaled approximately $0.1 million and $0.2 million, respectively. They are expected to be recognized over the weighted average period of 0.23 years.

A summary of the activities for the Company’s RSUs as of June 30, 2026 and December 31, 2025 is as follow:

	As of
	June 30, 2026		December 31, 2025
	Number of RSUs	Weighted Average Grant Price	Number of RSUs	Weighted Average Grant Price
Outstanding, beginning of period/year	29,243	$24.70	38,868	$24.70
Vested	—	$—	(9,625)	$24.70
Outstanding, end of period/year	29,243	$24.70	29,243	$24.70

2025 RSUs

In January 2025, the Company approved and granted 336,300 shares of common stock as RSUs to employees as additional compensation under the Scheme. These RSUs typically will be vested over two three months period from 2025 to 2027.

As of June 30, 2026 and December 31, 2025, 185,136 and 185,136 shares of common stock are available to issue under the plans, respectively.

During the three and six months ended June 30, 2026, the Company recorded approximately $0.3 million and $1.0 million stock-based compensation expense, respectively which is included in the personnel and benefit expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

During the three and six months ended June 30, 2025, the Company recorded approximately $0.8 million and $1.6 million stock-based compensation expense, respectively which is included in the personnel and benefit expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2026, total unrecognized compensation remaining to be recognized in future periods for RSUs totaled approximately $0.8 million. They are expected to be recognized over the weighted average period of 0.83 years.

A summary of the activities for the Company’s 2025 RSUs as of June 30, 2026 and December 31, 2025 is as follows:

	As of
	June 30, 2026		December 31, 2025
	Number of RSUs	Weighted Average Grant Price	Number of RSUs	Weighted Average Grant Price
Outstanding, beginning of period/year	185,136	$10.26	—	$—
Granted	—	$—	336,300	$10.26
Vested	(92,568)	$10.26	(112,098)	$10.26
Forfeited	—	$—	(39,066)	$10.26
Outstanding, end of period/year	92,568	$10.26	185,136	$10.26

RSUs previously held by Triller Corp. (“Triller RSUs”)

In connection with the Merger Transaction, the Company approved the conversion of all RSUs under Triller Corp. into 1,700,403 shares of common stocks of the Company as RSUs to certain employees, and the reservation of an aggregate of 1,700,403 shares of common stocks for future issuance upon the vesting of the RSUs. Triller RSUs typically will be vested over one to three year period from 2025 to 2027.

The fair value is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis. The valuations assume no dividends will be paid.

During the three and six months ended June 30, 2026, the Company recorded approximately $4.0 million and $12.5 million stock-based compensation expense, respectively which is included in the personnel and benefit expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

During the three and six months ended June 30, 2025, the Company recorded approximately $11.1 million and $35.4 million stock-based compensation expense, respectively which is included in the personnel and benefit expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2026, total unrecognized compensation remaining to be recognized in future periods for RSUs totaled approximately $10.1 million. They are expected to be recognized over the weighted average period of 0.79 years.

A summary of the activities for the Triller RSUs as of June 30, 2026 and December 31, 2025 is as follows:

	As of
	June 30, 2026		December 31, 2025
	Number of RSUs	Weighted Average Grant Price	Number of RSUs	Weighted Average Grant Price
Outstanding, beginning of year	1,139,270	$56.00	1,700,403	$56.00
Granted	—	$—	73,764	$6.70
Vested	(375,959)	$56.00	(634,897)	$54.00
Outstanding, end of year	763,311	$56.00	1,139,270	$56.00

Share Incentive (the “Incentive Scheme”)

In 2024, an aggregate of 1,626,660 shares were granted to the former chairman, directors and officers of the Company and vested upon closing of the Merger Transaction. Among these, 484,125 were vested monthly in equal instalments over next two years commencing from October 15, 2024.

The fair value is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis. The valuations assume no dividends will be paid.

During the three and six months ended June 30, 2026, the Company recorded approximately $1.0 million and $2.9 million stock-based compensation expense, respectively which is included in the personnel and benefit expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

During the three and six months ended June 30, 2025, the Company recorded approximately $1.9 million and $3.8 million stock-based compensation expense, respectively which is included in the personnel and benefit expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2026, total unrecognized compensation remaining to be recognized in future periods for Incentive Scheme totaled approximately $1.6 million. They are expected to be recognized over the weighted average period of 0.33 years.

A summary of the activities for the Incentive Plan as of June 30, 2026 and December 31, 2025 is as follow:

	As of
	June 30, 2026		December 31, 2025
	Number of RSUs	Weighted Average Grant Price	Number of RSUs	Weighted Average Grant Price
Outstanding, beginning of period	201,719	$36.80	443,781	$36.80
Vested	(60,516)	$36.80	(242,062)	$36.80
Outstanding, end of period	141,203	$36.80	201,719	$36.80

(g)	2024 Equity Incentive Plan

Pursuant to the 2024 Equity Incentive Plan (the “2024 Plan”), the Company filed S-8 registration statement to register 774,600 and 3,099,840 shares of common stock on August 29, 2024 and November 27, 2024, respectively.

The fair value of the common stock granted during the period is measured based on the closing price of the Company’s common stock as reported by Nasdaq Exchange on the date of grant. For those vested immediately on the date of grant, the fair value is recognized as stock-based compensation expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2026 and December 31, 2025, 186,512 and 206,512 shares of common stock are available to issue under this plan.

NOTE 13 — INCOME TAX EXPENSE

The provision for income tax expense consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
U.S.	$—	$—	$—	$—
Other than U.S.	72	31	124	55
Income tax expense	72	31	124	55

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Current tax	$72	$31	$124	$55
Deferred tax	—	—	—	—
Income tax expense	72	31	124	55

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

Effective January 1, 2025, Hong Kong enacted the Inland Revenue (Amendment) (Minimum Tax for Multinational Enterprise Groups) Ordinance 2025 to implement Pillar Two of the Organization for Economic Cooperation and Development (“OECD”) Base Erosion and Profit Shifting (“BEPS”) 2.0. The legislation introduces a global minimum effective tax rate of 15% for multinational enterprise (“MNE”) groups with consolidated annual revenue of at least €750 million in at least two of the four fiscal years immediately preceding the tested fiscal year. The legislation includes the Income Inclusion Rule (“IIR”) and the Hong Kong Minimum Top-up Tax (“HKMTT”).

The Company evaluated the potential impact of the Hong Kong Pillar Two legislation. Although the Company operates through subsidiaries in multiple jurisdictions, mainly in Hong Kong, and therefore constitutes a multinational group, management concluded that the Company is not currently within the scope of the Pillar Two rules because the Company’s consolidated annual revenue does not meet the €750 million threshold required for application of the legislation. Accordingly, no current tax, deferred tax, or top-up tax liability related to Pillar Two has been recognized in the unaudited condensed consolidated financial statements.

For the six months ended June 30, 2026 and 2025, the Company’s principal operations were conducted in Hong Kong. The reconciliation of the Hong Kong income tax rate of 16.5% to the effective income tax rate based on loss before income tax expense are as follows:

	For the six months ended June 30,
	2026	2025
Income tax expense at statutory rate	(9,975)	(14,058)
Income not subject to taxes	(45)	(548)
Non-deductible items:
- Share based compensation	2,412	6,910
- Others (a)	1,403	3,349
Effect of difference tax jurisdiction	(3)	(1,239)
Tax losses utilized	—	(228)
Change in valuation allowance	6,353	5,890
Tax holiday	(21)	(21)
Income tax expense	$124	$55

Note:

(a)	For the six months ended June 30, 2026 and 2025, other non-deductible expenses mainly consisted of legal and professional fees and bad debts written-off, respectively.

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
Deferred tax assets, net:
Net operating loss carryforwards	$26,509	$20,992
Less: valuation allowance	(26,509)	(20,992)
Deferred tax assets, net:	$—	$—

The movement of valuation allowance is as follows:

	For the six months ended June 30,
	2026	2025
Balance as of beginning of the period/year	$20,992	$10,446
Additions	5,517	5,012
Balance as of end of the period	$26,509	$15,458

As of June 30, 2026, the operations incurred approximately $139.7 million of cumulative net operating losses, which can be carried forward to offset future taxable income. Net operating loss can be carried forward indefinitely but cannot be carried back to prior years. There are no group relief provisions for losses or transfers of assets under Hong Kong tax regime. Each company within a corporate group is taxed as a separate entity. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes that it is more likely that not all of these assets will be realized in the future. The valuation allowance is reviewed annually.

During the three and six months ended June 30, 2026, the Company paid income tax expense of $0.04 million and $0.14 million, respectively. There was no income tax paid during the three and six months ended June 30, 2025.

Uncertain tax positions

The Company evaluates the uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of June 30, 2026 and December 31, 2025, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties related to potential underpaid income tax expenses for the six months ended June 30, 2026 and 2025 and also did not anticipate any significant increases or decreases in unrecognized tax benefits in the next 12 months from June 30, 2026.

NOTE 14 — RELATED PARTY BALANCES AND TRANSACTIONS

The table below sets forth major related parties of the Company and their relationships with the Company.

Name	Relationship with the Company
Mr. Tsai Ming Hsing, Richard (“Mr. Tsai”)	Controlling stockholder of the Company
Mr. Ng Wing Fai (“Mr. Ng”)	Chief Executive Officer and Executive Director of the Company
Ms. Wong Suet Fai Almond	Chief Operating Officer of the Company
JFA Capital	Investment private funds controlled by Mr. Tsai
NSD Capital	Investment private funds controlled by Mr. Tsai
TAG Holdings Limited	Stockholder and immediate holding company of the Company
TAG Financial Holdings Limited	Company controlled by Mr. Tsai
Convoy Financial Services Limited	Company controlled by Mr. Tsai
Convoy Global Holdings Limited	Company controlled by Mr. Tsai
Giant Wisdom Ventures Limited	Company controlled by Mr. Tsai
Green Nature Limited	Company controlled by Mr. Tsai, former sole stockholder of Series B Preferred Stock
Total Formation Inc.	Stockholder of the Company and company controlled by Mr. Tsai
Capital Truth Holdings Ltd.	Stockholder of the Company
DeSilva 2000 Living Trust	Company controlled by director of subsidiaries of the Company
HCMPS Healthcare Holdings Limited	Company with common director – Mr. Ng

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

(i)	Related party balances

Related party balances consisted of the following:

		As of
		June 30, 2026	December 31, 2025
Balance with related parties:
Long-term investment – Investment E	(a)	$520	$524
Loan interest payable	(b)	$9,340	$5,778
Borrowings	(c)	$52,810	$48,959
Convertible debts	(d)	$59,722	$59,722

(a)	The Company purchased 4% equity interest in Investment E from a related party in May 2021, based on historical cost. The Company has a common director with Investment E.

(b)	Loan interest payable due to related parties represented the interest payable accrued on the short-term borrowings from four related parties.

(c)	Borrowings consisted of short-term loans obtained from the Company’s senior management, major stockholder of ultimate holding company, a company controlled by director of subsidiaries and a stockholder. The amounts were secured, interest-bearing and repayable on demand (see Note 8(b)).

(d)	TFI Note obtained from the Company’s major stockholder of ultimate holding company. The amount was secured, interest-bearing, and repayable on demand. The Company issued an exchangeable note of approximately $5.4 million to Giant Wisdom Ventures Limited which bears interest at a fixed rate of 15% per annum and mature on January 16, 2025. The note is secured by a pledge of 5,000,000 shares of common stock of BKFC owned by the Company (see Note 9).

(ii)	Transactions with related parties

In the ordinary course of business, during the three and six months ended June 30, 2026 and 2025, the Company involved with transactions, either at cost or current market prices and on the normal commercial terms among related parties. The following table provides the transactions with these parties for the periods as presented (for the portion of such period that they were considered related):

		For the three months ended June 30,		For the six months ended June 30,
		2026	2025	2026	2025
Nature of transactions
Office rental and operating fees	(e)	$—	$1,187	$663	$2,365
Interest expense	(f)	$2,293	$764	$3,586	$1,399

(e)	Pursuant to the service agreement, the Company agreed to pay the office and administrative expenses to the holding company for the use of office premises, including, among other things, building management fees, government rates and rent, office rent, and lease-related interest and depreciation that were actually incurred by the holding company.

(f)	The interest expense incurred for borrowings from four related parties (see Note 8(b)).

Apart from the transactions and balances detailed above and elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 15 — RISK AND UNCERTAINTIES

The Company is exposed to the following concentrations of risks:

(a)	Major customers

For the three and six months ended June 30, 2026 and 2025, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at the reporting dates, are presented as follows:

	For the three months ended June 30,
	2026		2025
Customer	Revenues	Percentage of revenues	Revenues		Percentage of revenues
Customer A	$1,163	22%		$982	18%
Customer B	$715	14%		$705	13%
Customer C	$864	17%	$	*	* %
Customer D	$1,062	20%	$	*	* %
Customer E	$642	12%		$997	18%

	For the six months ended June 30,
	2026		2025
Customer	Revenues	Percentage of revenues	Revenues		Percentage of revenues
Customer A	$1,803	18%		$1,938	19%
Customer B	$1,759	17%		$1,107	11%
Customer C	$1,484	14%	$	*	* %
Customer D	$1,481	14%	$	*	* %
Customer E	$1,192	12%		$2,325	23%

*	Customer who accounted for less than 10% of the total revenue during the periods.

As of June 30, 2026 and December 31, 2025, the customers who accounted for 10% or more of the Company’s outstanding receivable balances are presented as follows:

As of
Customer	June 30, 2026		December 31, 2025
Customer A	$	*	$	*
Customer B	$	*	$	*
Customer C		$578		$597
Customer D		$—		$—
Customer E	$	*		$—

*	Customer who accounted for less than 10% of the total accounts receivable as of period end.

(b)	Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents, restricted cash, accounts receivable, loans receivable, and notes receivables. Cash equivalents are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. As of June 30, 2026, the Company maintained a total of approximately $11.6 million at financial institutions, consisting of approximately $11.1 million held in Hong Kong, including a cash balance of approximately $1.6 million and escrow funds of approximately $9.5 million, of which approximately $10.9 million was subject to credit risk, and approximately $0.2 million in cash held in the United States. These balances are protected by the Hong Kong Deposit Protection Board, which provides coverage up to a limit of HK$0.8 million (approximately $0.1 million) if the bank with which an individual/a company hold its eligible deposit fails, effective from October 1, 2024, and the Federal Deposit Insurance Corporation (“FDIC”) in the United States. While management considers these financial institutions to be of high credit quality, it continuously monitors their creditworthiness.

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

For the three and six months ended June 30, 2026, the Company recorded the foreign exchange loss of approximately $0.2 million and $0.4 million, respectively, mainly attributable from the long-term investments which are mostly denominated in Sterling.

For the three and six months ended June 30, 2025, the Company recorded the foreign exchange gain of approximately $1.8 million and $2.9 million, respectively, mainly attributable from the long-term investments which are mostly denominated in Sterling.

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

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Regulatory Non-Compliance

On April 17, 2026, the Company received a delisting determination letter (the “Determination Letter”) from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Capital Market (“Nasdaq”) based on the Company’s non-compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) as of December 29, 2025. The Delisting Letter does not result in the immediate delisting of the Company’s common stock from Nasdaq or state a date on which Staff intends a delisting or suspension to occur.

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

On July 9, 2026, the Nasdaq Hearings Panel (the “Panel”) granted the extension requiring the Company to achieve a closing bid price of $1.00 or more for twenty consecutive business days on or before July 30, 2026. The Company was granted an exception to regain compliance with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”) until July 30, 2026. On August 3, 2026, the Company was formally notified by Nasdaq that the Company timely evidenced compliance with the $1.00 bid price requirement and all other applicable criteria for continued listing on Nasdaq. The Panel has retained jurisdiction in this matter to the full extent to the Panel’s discretion in this matter under Nasdaq Listing Rule 5815(c)(1)(A).

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

On June 23, 2026, Trendy Reach Holdings Limited, a wholly owned subsidiary of the Company, entered into a definitive membership interest purchase agreement (the “Purchase Agreement”) with Capital Truth Holdings Ltd., a limited liability company incorporated in The Bahamas, to acquire all of the outstanding membership interest of Capital Truth Holdings, Ltd. SAC1 (“SAC1”), an investment vehicle incorporated in The Bahamas, for aggregate consideration of $411,304,425 (the “Purchase Consideration”). SAC1 holds certain class interests (the “FOF Interests”) in Fortune Pre-IPO Offshore Fund Ltd., Gigafund managed vehicles. Through the FOF Interests, SAC1’s indirectly owns 3,917,185 shares of Class A common stock, par value of $0.001 per share of Space Exploration Technologies Corp. (“SpaceX”) (the “SpaceX Shares”). The Purchase Consideration represents the indirect purchase of the SpaceX Shares at a price of $105 per share. The closing of the Purchase Agreement will be on or before July 22, 2026, subject to the closing terms and conditions set forth in the Purchase Agreement.

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

The following describes material legal proceedings in which the Company is involved as of June 30, 2026:

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

On December 15, 2020, the writs of summons were issued against the Company and the former consultant by the Plaintiff. This action alleged the misrepresentation and conspiracy causing the loss from the investment in corporate bond and claimed for compensatory damage of approximately $1.7 million. The Company previously made approximately $0.8 million as contingency loss for the year ended December 31, 2021. Parties participated in a mediation held on March 25, 2022 and negotiated for settlement through without prejudice correspondence, no settlement was reached. The pre-trial review is fixed to be heard on January 29, 2026 and the 6-days trial is fixed to be heard from May 14 to 21, 2026. The case is on-going and legal counsel of the Company will continue to handle this matter. As of June 30, 2026, the Company accrued a legal provision of approximately $0.8 million as a liability in the unaudited condensed consolidated balance sheet.

(iv)	Sony Music Entertainment

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the litigation with Sony Music Entertainment (“Sony”) alleging claims for breach of contract, copyright infringement, contributory copyright infringement, and vicarious copyright infringement. The court entered judgement pursuant to stipulation in the amount of approximately $3.6 million requiring Triller Corp to make monthly payments through May 21, 2025. Triller Corp defaulted on the payments and judgement was entered against Triller Corp on August 27, 2024 for the full amount due. As of June 30, 2026, approximately $3.6 million is included as a liability in the unaudited condensed consolidated balance sheets.

(v)	Sony Music Publishing Europe Limited (“SOLAR”)

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the complaint filed by SOLAR in the London, United Kingdom Circuit Common Court alleging claims of songwriter/producer music publishing rights infringement. A default judgement for £3.8 million was ruled in SOLAR’s favor and SOLAR filed an action in the Superior Court of California for the County of Los Angeles for recognition of this foreign country money judgment in the amount of approximately $4.4 million. As of June 30, 2026, this amount is included as a liability in the unaudited condensed consolidated balance sheets.

(vi)	Music Licensing

Triller Corp has outstanding contractual obligations to various record labels, music publishers and performing rights organizations (collectively, “Rightsholders”) who have licensed to Triller Corp the right to use sound recordings and musical compositions in connection with the operation of the Triller app and other aspects of the Company’s business. As of June 30, 2026, the Company has recorded liabilities in the amount of approximately $30.0 million for unpaid amounts owed under its music licenses. Triller Corp is also involved in various legal proceedings and has received threats of litigation from Rightsholders. Triller Corp believes it may be or become liable to Rightsholders for additional amounts such as interest, penalty fees, attorneys’ fees, copyright infringement damages and other amounts, but is currently unable to estimate the probability of loss associated with these actions or the range or reasonably possible losses, if any, or the impact such losses may have on the Company’s results of operations, financial condition or cash flows.

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

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the arbitration with Concentrix Daksh Services India Private Ltd. (“Concentrix”). Concentrix alleges wrongful early termination of a services agreement and seeks damages of approximately $2.0 million in lost profits, plus interest and fees. The Company has accrued approximately $2.0 million as a liability pertaining to this matter. While the Company intends to defend the claim vigorously, management believes the recorded amount represents the probable loss as of June 30, 2026.

(ix)	Epic Sports & Entertainment

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Hold Co LLC and Triller Fight Club LLC related to litigation with Epic Sports & Entertainment, Inc. (“Epic”) for alleged breach of a settlement agreement. Epic initially claimed damages of approximately $1.8 million, and recent settlement discussions indicate a potential settlement range of approximately $0.6 to $2.0 million. As of June 30, 2026, the Company accrued a legal provision of approximately $1.9 million as a liability in the unaudited condensed consolidated balance sheets.

(x)	Samsung Arbitration Award

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the arbitration with Samsung Electronics Co., Ltd due to a breach of a commercial agreement and failure to pay the amounts owed under the contract. The U.S. District Court for the Central District of California confirmed the award and entered a judgment of approximately $2.6 million in May 2024, accruing interest at $368.43 per day, at a rate of 5.17% per annum until repaid. A writ of execution was issued on August 2, 2024, and a Judgment Debtor Examination is scheduled for February 24, 2025. The Company provided financial records in December 2024 in response to a subpoena. As of June 30, 2026, the Company accrued approximately $3.0 million as a liability in the unaudited condensed consolidated balance sheets.

(xi)	Prem Parameswaren

In connection with the Merger Transaction, the Company assumed potential liabilities related to claims asserted by Prem Parameswaran, the former Chief Executive Officer of Triller Corp for alleged unpaid compensation. To avoid litigation, the parties reached an agreement in principle for a settlement consisting of $500,000 in cash and 625,000 stock units which was issued and settled during the year ended December 31, 2025. As of June 30, 2026, the Company has accrued approximately $0.5 million as a liability in the unaudited condensed consolidated balance sheets.

(xii)	Triller Legacy, LLC Settlement Agreement

On July 26, 2024, Triller Hold Co, LLC and Triller Acquisition, LLC entered into a settlement agreement with Triller Legacy, LLC (“Legacy”), original sellers of Triller Corp, regarding the 2019 acquisition of Triller Corp from Legacy. The Company agreed to issue 3.89 million shares of Series A common stock to Legacy. Legacy intends to sell 1.75 million shares for a minimum return of approximately $7.0 million by the end of December 31, 2025. The Company must compensate Legacy for any shortfall of share sales below $7.0 million. The Company has the option to purchase up to 1.75 million shares from Legacy at $4.00 per share through December 31, 2024 and $4.75 per share through December 31, 2025. The Company can also opt to pay Legacy $7.0 million. The Company has included the estimated guaranteed payment liability in its accounts payable and legal contingencies. As of June 30, 2026, the Company has accrued approximately $7.0 million as a liability in the unaudited condensed consolidated balance sheets.

(xiii)	Bobby Sarnevesht

The Company is subject to claims asserted by Bobby Sarnevesht for alleged breach of a merger agreement and related contracts. The Company disputes the claims and the matter remains unresolved. As of June 30, 2026, the Company has accrued approximately $8.7 million as a liability pertaining to this dispute, which represents management’s best estimate of the probable loss.

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

On January 7, 2025, Robert E. Diamond Jr (“Diamond”), the former chairman of Triller’s board of directors and Atlas Merchant Capital LLC (collectively as “Plaintiffs”), an advisory services company under Diamond’s control filed a lawsuit in federal district court in Manhattan, New York to allege that Triller has failed to pay over or grant to Plaintiffs certain cash amounts and equity awards to which Plaintiffs were entitled pursuant to various agreements between Plaintiffs and Triller. Plaintiffs claim that they are entitled to over $5.0 million in cash compensation and over 6.0 million shares of Triller’s common stock. On February 28, 2025, Triller filed a partial motion to dismiss the scope of Plaintiffs’ claims. On June 10, 2026, the Company received a Supplemental Order from the District Court of Southern District of New York ordering the Company to issue 5,950,705 shares of common stock, or 595,070 shares of common stock after giving effect to the Reverse Stock Split, to the Plaintiffs within five business days.

(xvii)	Action Case: HCA 301/2025

On February 16, 2026, a writ of summons was served on the Company by the plaintiff, Singway (B.V.I.) Company Limited, in connection with an alleged breach of a tenancy agreement relating to commercial premises located on the 3rd floor of Hopewell Centre in Hong Kong. The claim includes, among other things, recovery of vacant possession, arrears of rental payments, other outstanding charges, interest and damages in an aggregated amount of approximately $42.9 million. The Company is going to file and serve its defence and counterclaim on or before April 29, 2026. Legal counsel of the Company will continue to handle this matter. As of June 30, 2026, the Company has accrued approximately $42.9 million as a liability pertaining to this dispute, which represents management’s best estimate of the probable loss.

NOTE 17 — SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2026, up to the date that the unaudited condensed consolidated financial statements were available to be issued.

On July 9, 2026, the Nasdaq Hearings Panel (the “Panel”) granted the extension requiring the Company to achieve a closing bid price of $1.00 or more for twenty consecutive business days on or before July 30, 2026. The Company was granted an exception to regain compliance with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”) until July 30, 2026.

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

The Company’s financial infrastructure is anchored by its Hong Kong subsidiaries, which operate an established wealth management, healthcare and financial services platform serving over 400,000 individual and corporate customers. These operations represent the Company’s current revenue base and operating foundation. The Hong Kong operations conduct business across four principal areas: a technology-enabled platform business, a distribution business, a healthcare business and a fintech investment and operating business. The Company has pursued a strategy to expand and modernize these operations into a combined platform and distribution model, offering (i) a B2B, technology enabled broker management and advisory platform for financial advisors (“Platform Business”) and (ii) a B2C portfolio of wealth management and healthcare products (“Distribution Business”). The Company also maintains a strategic presence in the healthcare sector through a 4% equity interest in HCMPS (“Healthcare Business”) and operates fintech investments (“FinTech Business”).

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

Integration and platform synergies

BKFC’s value is maximized when fully embedded within the Company’s broader ecosystem. Under unified control, each BKFC event becomes a multi-dimensional commercial activation:

●	Advertising: The Company’s advertising capabilities are deployed to run targeted brand campaigns in conjunction with BKFC events.

●	Streaming: Live events are broadcast via FITE TV, generating recurring streaming and pay-per-view revenue.

●	Gaming and Fan Engagement: Fan interaction is further enhanced through Eight Sweeps, which introduces real-money gaming and sweepstakes tied to event participation.

●	Financial Services: All event-related transactions are processed via AGBA’s robust payments infrastructure, ensuring seamless user experiences and enabling cross selling of financial services.

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

Commercial potential and competitive advantages

The Company believes that the market is materially undervaluing BKFC at present, given the asset’s strategic attributes: exclusive regulatory status as the leading legal bareknuckle promotion, established distribution in over 60 countries, and the commercial appeal of global sports icon Conor McGregor as both owner and brand ambassador. The Company believes the management of BKFC will have the capacity to attract new growth capital, fully integrate BKFC into its advertising and gaming platforms, and participate directly in the expansion of McGregor’s global brand.

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

The Platform business, through TAG International Limited and its subsidiaries, is a one-stop financial upermarket with a breadth of products and services that is unrivaled in Hong Kong sourced from leading global product providers.

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

The OnePlatform brand currently covers 71 insurance providers selling 1,224 products, and 41 asset management fund houses with over 664 products.

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

As of June 30, 2026, we worked with 306 independent financial advisors.

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

FinTech Business

Fintech manages an ensemble of financial technology (fintech) investments and operates through its subsidiaries TAG Technologies Limited, AGBA Group Limited (formerly known as Tandem Money Hong Kong Limited), and Tandem Fintech Limited, a health and wealth management platform with a broad spectrum of services and value added information in health, insurance, investments and social sharing.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025:

The following tables set forth our results of operations by segments presented in U.S. dollars (in thousands):

	Three months ended June 30, 2026
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue
Commission	$—	$—	$4,930	$—	$—	$4,930
Recurring asset management service fees	—	—	296	—	—	296
Total revenue	—	—	5,226	—	—	5,226
Operating expenses
Commission expense	—	—	(3,624)	—	—	(3,624)
Sales and marketing expenses	24	—	(20)	(99)	—	(95)
Research and development expenses	(77)	—	(211)	—	—	(288)
Personal and benefit expenses	(2,779)	(94)	(41)	(5,406)	—	(8,320)
Legal and professional fee	(12,916)	(73)	42	(2,080)	—	(15,027)
Other general and administrative expenses	(10)	(29)	(137)	(308)	—	(484)
Total operating expenses	(15,758)	(196)	(3,991)	(7,893)	—	(27,838)
Other income (expense)
Interest income	—	—	1	—	—	1
Interest expense	(3,268)	(21)	(55)	(2,182)	—	(5,526)
Foreign exchange gain (loss), net	—	3	2	(189)	—	(184)
Investment gain, net	—	—	1	—	—	1
Sundry income	—	—	20	3	—	23
Total other expense, net	(3,268)	(18)	(31)	(2,368)	—	(5,685)
Income tax expense	—	—	(72)	—	—	(72)
Net (loss) income	$(19,026)	$(214)	$1,132	$(10,261)	$—	$(28,369)

	For the Three Months ended June 30, 2025
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue
Loans interest income	$—	$—	$17	$—	$—	$17
Commission	—	—	5,228	—	—	5,228
Recurring asset management service fees	—	—	270	—	—	270
Total revenue	—	—	5,515	—	—	5,515

Operating expenses
Commission expense	—	—	(3,308)	—	—	(3,308)
Sales and marketing expenses	—	—	(70)	—	—	(70)
Research and development expenses	(1,114)	(17)	(53)	(198)	—	(1,382)
Personal and benefit expenses	(4,182)	(53)	(36)	(16,898)	—	(21,169)
Legal and professional fee	—	—	—	(5,931)	—	(5,931)
Office and operating fee, related party	—	—	—	(1,187)	—	(1,187)
Provision for allowance for expected credit losses	—	—	(91)	—	—	(91)
Other general and administrative expenses	(491)	(162)	(4,430)	3,871	—	(1,212)
Total operating expenses	(5,787)	(232)	(7,988)	(20,343)	—	(34,350)
Other income (expense)
Interest income	—	—	3	—	—	3
Interest expense	(2,984)	(28)	(149)	(2,009)	—	(5,170)
Foreign exchange gain (loss), net	409	(41)	1,373	43	—	1,784
Sundry income	—	—	44	—	—	44
Total other income (expense), net	(2,575)	(69)	1,271	(1,966)	—	(3,339)
Income tax expense	—	—	(31)	—	—	(31)
Net loss	$(8,362)	$(301)	$(1,233)	$(22,309)	$—	$(32,205)

Revenues

The following table summarizes the major operating revenues for the three months ended June 30, 2026 and 2025:

	Three Months ended June 30,
	2026	2025	Variance
	(US$ in thousands)		$	%
Business segment
Social media	$—	$—	—	—
Sports streaming	—	—	—	—
Financial services	5,226	5,515	(289)	(5.24)
TOTAL	$5,226	$5,515	(289)	(5.24)

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

No revenue from social media and sports streaming business segments were generated during the three months ended June 30, 2026 and 2025.

Financial services

Financial services business segment mainly comprises of commission income, recurring assets management service income, and interest income. Income from financial services slightly decreased by $0.3 million or 5.24% from $5.5 million for the three months ended June 30, 2025 to $5.2 million for the three months ended June 30, 2026.

Operating Expenses

Commission expense

The commission expense related to financial services increased by $0.3 million, or 9.55% from $3.3 million for the three months ended June 30, 2025 to $3.6 million for the three months ended June 30, 2026. The increase was mainly attributed to our new sales compensation scheme launched during the three months ended June 30, 2026.

Sales and marketing expense

Sales and marketing expense slightly increased by $0.03 million or 35.71% from $0.07 million for the three months ended June 30, 2025 to $0.1 million for the three months ended June 30, 2026.

Research and development expense

Research and development expense decreased by $1.1 million, or 79.2% from $1.4 million for the three months ended June 30, 2025 to $0.3 million for the three months ended June 30, 2026. The decrease was primarily due to the decrease in headcounts.

Personnel and benefit expenses

Personnel and benefit expenses primarily consist of personnel-related costs and benefits and stock-based compensation costs for our administrative, legal, human resources, information technology, corporate development, finance and accounting employees and executives.

	Three months ended June 30,
	2026	2025	Variance
	(US$ in thousands)		$	%
Personnel and benefit	$4,812	$6,977	(2,165)	(31.03)
Stock-based compensation	3,508	14,192	(10,684)	(75.28)
TOTAL	$8,320	$21,169	(12,849)	(60.70)

Personnel and benefit cost decreased by $2.2 million, or 31.03% from $7.0 million for the three months ended June 30, 2025 to $4.8 million for the three months ended June 30, 2026. The decrease was primarily attributable to the decrease in headcounts.

Stock-based compensation for executive directors and employees decreased by $10.7 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease was primarily due to the decrease in the amortization of the fair value of restricted share units due to the vested shares in 2026. The fair value of the restricted share units is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis.

Legal and professional fee

Legal and professional fees mainly consisted of certain professional consulting services in legal, audit, accounting and taxation, and others.

	Three months ended June 30,
	2026	2025	Variance
	(US$ in thousands)		$	%
Legal and professional fee	$15,027	$3,018	12,009	397.91
Stock-based compensation	—	2,913	(2,913)	(100.00)
TOTAL	$15,027	$5,931	9,096	153.36

Legal and professional fees increased by $12.0 million, or 397.91%, from $3.0 million for three months ended June 30, 2025, to $15.0 million for three months ended June 30, 2026. The increase was primarily attributable to the additional legal and professional fees incurred by Triller Corp. and its subsidiaries.

Consulting fees under stock-based compensation decreased by $2.9 million or 100.00% for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease was mainly due to there was no corporate strategic consultancy and business marketing service incurred during the three months ended June 30, 2026.

Provision for allowance for expected credit losses

In accordance with Accounting Standards Codification (“ASC”) Topic 326 “Credit Losses – Measurement of Credit Losses on Financial Instruments” (ASC Topic326), the Company utilizes the current expected credit losses (“CECL”) model to determine an allowance that reflects its best estimate of the expected credit losses on accounts receivable, loans receivable, notes receivable, and deposits, prepayments and others receivable which is recorded as a liability to offset the receivables. For the three months ended June 30, 2026 and 2025, the aggregated provision for allowance for expected credit losses on accounts receivable, loans receivable, notes receivable, and other receivables was nil and $0.09 million, respectively.

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

The aggregate other general and administrative expenses decreased by $0.7 million, or 60.15% from $1.2 million for the three months ended June 30, 2025 to $0.5 million for the three months ended June 30, 2026. The decrease was primarily attributable to the absence of certain non-recurring expenses incurred in the prior period.

Other income (expense), net

Other income (expense), net consist of interest income, investment income, net, sundry income and offset by interest expense and foreign exchange loss, net.

For the three months ended June 30, 2026 and 2025, the aggregate other expense, net increased by $2.3 million or 70.26%. The increase was mainly attributable to the increase in interest expense of $0.3 million and increase in foreign exchange loss, net of $2.0 million.

Net loss

Net loss decreased by $3.8 million, or 11.91% for the three months ended June 30, 2026, as compared to June 30, 2025. The decrease was primarily due to the decrease in operating expenses and offset by the increase in total other expense, net in three segments.

Comparison of the Six Months Ended June 30, 2026 and 2025:

The following tables set forth our results of operations by segments presented in U.S. dollars (in thousands):

	Six months ended June 30, 2026
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue
Commission	$—	$—	$9,686	$—	$—	$9,686
Recurring asset management service fees	—	—	570	—	—	570
Total revenue	—	—	10,256	—	—	10,256
Operating expenses
Commission expense	—	—	(7,094)	—	—	(7,094)
Sales and marketing expenses	(24)	—	(52)	(253)	—	(329)
Research and development expenses	(390)	—	(433)	—	—	(823)
Personal and benefit expenses	(5,560)	(749)	(64)	(18,395)	—	(24,768)
Legal and professional fee	(20,096)	(144)	(43)	(2,530)	—	(22,813)
Office and operating fee, related party	—	—	—	(663)	—	(663)
Provision for allowance for expected credit losses	—	—	(2)	—	—	(2)
Other general and administrative expenses	(47)	(68)	(3,655)	(326)	—	(4,096)
Total operating expenses	(26,117)	(961)	(11,343)	(22,167)	—	(60,588)
Other income (expense)
Interest income	—	—	3	—	—	3
Interest expense	(6,521)	(31)	(654)	(2,820)	—	(10,026)
Foreign exchange gain (loss), net	—	(17)	8	(387)	—	(396)
Bad debts recovered	—	—	256	—	—	256
Investment income, net	—	—	1	—	—	1
Sundry income (expense)	—	—	358	(321)	—	37
Total other expense, net	(6,521)	(48)	(28)	(3,528)	—	(10,125)
Income tax expense	—	—	(124)	—	—	(124)
Net loss	$(32,638)	$(1,009)	$(1,239)	$(25,695)	$—	$(60,581)

	Six months ended June 30, 2025
	Social media	Sports streaming	Financial services	Corporate	Elimination	Consolidated
Revenue
Loans interest income	$—	$—	$35	$—	$—	$35
Commission	—	—	9,644	—	—	9,644
Recurring asset management service fees	—	—	617	—	—	617
Total revenue	—	—	10,296	—	—	10,296
Operating expenses
Commission expense	—	—	(5,829)	—	—	(5,829)
Sales and marketing expenses	—	—	(70)	—	—	(70)
Research and development expenses	(2,303)	(204)	(98)	(479)	—	(3,084)
Personal and benefit expenses	(8,071)	(674)	(111)	(47,277)	—	(56,133)
Legal and professional fee	—	—	—	(11,769)	—	(11,769)
Office and operating fee, related party	—	—	—	(2,365)	—	(2,365)
Provision for allowance for expected credit losses	—	—	(138)	—	—	(138)
Other general and administrative expenses	(4,891)	(53)	(6,119)	7,118	—	(3,945)
Total operating expenses	(15,265)	(931)	(12,365)	(54,772)	—	(83,333)
Other income (expense)
Interest income	165	—	5	—	—	170
Interest expense	(5,402)	(384)	(310)	(3,877)	—	(9,973)
Foreign exchange gain (loss), net	409	(41)	2,518	43	—	2,929
Bad debts written-off	(5,441)	—	—	—	—	(5,441)
Others	—	—	150	—	—	150
Total other income (expense), net	(10,269)	(425)	2,363	(3,834)	—	(12,165)
Income tax expense	—	—	(55)	—	—	(55)
Net income (loss)	$(25,534)	$(1,356)	$239	$(58,606)	$—	$(85,257)

Revenues

The following table summarizes the major operating revenues for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025	Variance
	(US$ in thousands)		$	%
Business segment
Social media	$—	$—	—	—
Sports streaming	—	—	—	—
Financial services	10,256	10,296	(40)	(0.39)
TOTAL	$10,256	$10,296	(40)	(0.39)

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

No revenue from social media and sports streaming business segments were generated during the six months ended June 30, 2026 and 2025.

Financial services

Financial services business segment mainly comprises of commission income, recurring assets management service income, and interest income. Income from financial services slightly decreased by $0.04 million or 0.39% from $10.3 million for the six months ended June 30, 2025 to $10.26 million for the six months ended June 30, 2026.

Operating Expenses

Commission expense

The commission expense related to financial services increased by $1.3 million, or 21.70% from $5.8 million for the six months ended June 30, 2025 to $7.1 million for the six months ended June 30, 2026. The increase was mainly attributed to our new sales compensation scheme launched during the six months ended June 30, 2026.

Sales and marketing expenses

Sales and marketing expenses increased by $0.3 million or 370.00% from $0.07 million for the six months ended June 30, 2025 to $0.3 million for the six months ended June 30, 2026. The increase was mainly attributed to a strategic corporate rebranding initiative, which included a series of targeted press releases to enhance market visibility.

Research and development expenses

Research and development expenses decreased by $2.3 million, or 73.31% from $3.1 million for the six months ended June 30, 2025 to $0.8 million for the six months ended June 30, 2026. The decrease was primarily due the decrease in headcounts.

Personnel and benefit expenses

Personnel and benefit expenses primarily consist of personnel-related costs and benefits and stock-based compensation costs for our administrative, legal, human resources, information technology, corporate development, finance and accounting employees and executives.

	Six months ended June 30,
	2026	2025	Variance
	(US$ in thousands)		$	%
Personnel and benefit	$10,152	$14,766	(4,614)	(31.25)
Stock-based compensation	14,616	41,367	(26,751)	(64.67)
TOTAL	$24,768	$56,133	(31,365)	(55.88)

Personnel and benefit cost decreased by $4.6 million, or 31.25% from $14.8 million for the six months ended June 30, 2025 to $10.2 million for the six months ended June 30, 2026. The decrease was primarily attributable to the decrease in headcounts.

Stock-based compensation for executive directors and employees decreased by $26.8 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease was primarily due to the decrease in the amortization of the fair value of restricted share units due to the vested shares in 2026. The fair value of the restricted share units is recognized over the period based on the derived service period (usually the vesting period), on a straight-line basis.

Legal and professional fee

Legal and professional fees mainly consisted of certain professional consulting services in legal, audit, accounting and taxation, and others.

	Six months ended June 30,
	2026	2025	Variance
	(US$ in thousands)		$	%
Legal and professional fee	$22,813	$7,280	15,533	213.37
Stock-based compensation	—	4,489	(4,489)	(100.00)
TOTAL	$22,813	$11,769	11,044	93.84

Legal and professional fees increased by $15.5 million, or 213.37%, from $7.3 million for the six months ended June 30, 2025, to $22.8 million for the six months ended June 30, 2026. The increase was primarily attributable to the additional legal and professional fees incurred by Triller Corp. and its subsidiaries.

Consulting fees under stock-based compensation decreased by $4.5 million or 100.00% for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease was mainly due to there was no corporate strategic consultancy and business marketing service incurred during the six months ended June 30, 2026.

Provision for allowance for expected credit losses

In accordance with Accounting Standards Codification (“ASC”) Topic 326 “Credit Losses – Measurement of Credit Losses on Financial Instruments” (ASC Topic326), the Company utilizes the current expected credit losses (“CECL”) model to determine an allowance that reflects its best estimate of the expected credit losses on accounts receivable, loans receivable, notes receivable, and deposits, prepayments and others receivable which is recorded as a liability to offset the receivables. For the six months ended June 30, 2026 and 2025, the aggregated provision for allowance for expected credit losses on accounts receivable, loans receivable, notes receivable, and other receivables was $0.002 million and $0.1 million, respectively.

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

The aggregate other general and administrative expenses slightly increased by $0.2 million, or 3.80% from $3.9 million for the six months ended June 30, 2025 to $4.1 million for the six months ended June 30, 2026.

Other income (expense), net

Other income (expense), net consist of interest income, bad debts recovered, sundry income and offset by interest expense and foreign exchange loss, net.

For the six months ended June 30, 2026 and 2025, the aggregate other expense, net decreased by $2.0 million or 16.77%. The decrease was mainly attributable to the decrease in bad debts written off from $5.4 million for the six months ended June 30, 2025 to bad debts recovered of $0.3 million for the six months ended June 30, 2026 and offset by the decrease in foreign exchange gain of $2.9 million for the six months ended June 30, 2025 to foreign exchange loss of $0.4 million for the six months ended June 30, 2026.

Net loss

Net loss decreased by $24.7 million, or 28.94% for the six months ended June 30, 2026, as compared to June 30, 2025. The decrease was primarily due to the decrease in operating expenses in three segments.

Liquidity and Capital Resources

Sources of Liquidity

We have a history of operating losses and negative operating cash flows. For the six months ended June 30, 2026, we reported a net loss of $60.6 million and reported a negative operating cash flow of $5.0 million. As of June 30, 2026, our cash balance was $2.1 million for working capital use. Our management estimates that currently available cash will not be able to provide sufficient funds to meet the planned obligations for the next 12 months.

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

Cash Flows

As of June 30, 2026, we had cash and cash equivalents totaling $2.1 million, and $9.5 million in restricted cash.

As of December 31, 2025, we had cash and cash equivalents totaling $2.3 million, and $10.3 million in restricted cash.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2026	2025
	(US$ in thousands)
Net cash used in operating activities	$(4,969)	$(20,355)
Net cash provided by investing activities	283	1,527
Net cash provided by financing activities	3,728	15,019
Effect on exchange rate change on cash and cash equivalents	(87)	673
Net change in cash, cash equivalents and restricted cash	(1,045)	(3,136)
Cash, cash equivalents and restricted cash, at the beginning	12,610	17,261
Cash, cash equivalents and restricted cash, at the end	$11,565	$14,125
Representing as:
Cash and cash equivalents	$2,070	$2,094
Restricted cash – fund held in escrow	9,495	12,031
	$11,565	$14,125

Working Capital Deficit

The working capital deficit as of June 30, 2026 and December 31, 2025 was amounted to approximately $391.1 million and $346.0 million, respectively, an increase of $45.2 million or 13.06%. The increase was mainly attributable to the increase in accounts payable and other current liabilities of $36.8 million.

Cash Flows from Operating Activities

Net cash used in operating activities was $5.0 million and $20.4 million for the six months ended June 30, 2026 and 2025, respectively.

Net cash used in operating activities for the six months ended June 30, 2026 was primarily the result of the net loss of $60.6 million, an increase in deposits, prepayments, and others receivable of $0.01 million, decrease in escrow liabilities of $0.8 million, and decrease in operating lease liabilities of $0.5 million. These amounts were partially offset by the decrease in accounts receivable of $0.06 million, increase in accounts payable and other current liabilities of $30.8 million, increase in other current liabilities, related parties of $1.3 million, increase in income tax payable of $0.01 million, and non-cash adjustments consisting of stock-based compensation expense of $14.6 million, interest expense on borrowings of $10.0 million, net foreign exchange loss of $0.4 million, and bad debts recovered of $0.3 million.

Net cash used in operating activities for the six months ended June 30, 2025 was primarily the result of the net loss of $85.3 million, decrease in escrow liabilities of $2.2 million, decrease in operating lease liabilities of $0.5 million, increase in accounts receivable of $1.5 million and increase in loans receivables of $1.0 million. These amounts were partially offset by the increase in accounts payable and other current liabilities of $9.8 million, increase in other current liabilities, related parties of $1.3 million, and non-cash adjustments consisting of share-based compensation expense of $45.9 million, interest expense on borrowings of $10.0 million, net foreign exchange gain of $2.9 million, bad debts written-off of $5.4 million, and provision for allowance for expected credit losses of $0.1 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2026 and 2025 of $0.3 million and $1.5 million, respectively was primarily attributable to proceeds from disposal of assets held for sale.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 of $3.7 million was primarily attributable to proceeds from borrowings advanced by related parties of $3.9 million, offset by repayments of borrowings, including related parties of $0.1 million.

Net cash provided by financing activities for the six months ended June 30, 2025 of $15.0 million was primarily attributable to proceeds from borrowings advanced by a related party.

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

For the six months ended June 30, 2026, we reported a net loss of approximately $60.6 million. With a significant decrease in our operating expenses, described in the paragraph below, we had an accumulated deficit of approximately $1,438.8 million as of June 30, 2026.

Coupled with the management control on expenditures, we reported a decrease in operating loss of $22.7 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. These circumstances give rise to substantial doubt that we will continue as a going concern and these unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of June 30, 2026, the Company involved with various legal proceedings:

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

On December 15, 2020, the writs of summons were issued against the Company and the former consultant by the Plaintiff. This action alleged the misrepresentation and conspiracy causing the loss from the investment in corporate bond and claimed for compensatory damage of approximately $1.7 million. The Company previously made approximately $0.8 million as contingency loss for the year ended December 31, 2021. Parties participated in a mediation held on March 25, 2022 and negotiated for settlement through without prejudice correspondence, no settlement was reached. The pre-trial review is fixed to be heard on January 29, 2026 and the 6-days trial is fixed to be heard from May 14 to 21, 2026. The case is on-going and legal counsel of the Company will continue to handle this matter. As of June 30, 2026, the Company accrued a legal provision of approximately $0.8 million as a liability in the unaudited condensed consolidated balance sheets.

(iv)	Sony Music Entertainment

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the litigation with Sony Music Entertainment (“Sony”) alleging claims for breach of contract, copyright infringement, contributory copyright infringement, and vicarious copyright infringement. The court entered judgement pursuant to stipulation in the amount of approximately $3.6 million requiring Triller Corp to make monthly payments through May 21, 2025. Triller Corp defaulted on the payments and judgement was entered against Triller Corp on August 27, 2024 for the full amount due. As of June 30, 2026, approximately $3.6 million is included as a liability in the unaudited condensed consolidated balance sheets.

(v)	Sony Music Publishing Europe Limited (“SOLAR”)

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the complaint filed by SOLAR in the London, United Kingdom Circuit Common Court alleging claims of songwriter/producer music publishing rights infringement. A default judgement for $5.4 million was ruled in SOLAR’s favor and SOLAR filed an action in the Superior Court of California for the County of Los Angeles for recognition of this foreign country money judgment in the amount of approximately $5.4 million. As of June 30, 2026, this amount is included as a liability in the unaudited condensed consolidated balance sheets.

(vi)	Music Licensing

Triller Corp has outstanding contractual obligations to various record labels, music publishers and performing rights organizations (collectively, “Rightsholders”) who have licensed to Triller Corp the right to use sound recordings and musical compositions in connection with the operation of the Triller app and other aspects of the Company’s business. As of June 30, 2026, the Company has recorded liabilities in the amount of approximately $30.0 million for unpaid amounts owed under its music licenses. Triller Corp is also involved in various legal proceedings and has received threats of litigation from Rightsholders. Triller Corp believes it may be or become liable to Rightsholders for additional amounts such as interest, penalty fees, attorneys’ fees, copyright infringement damages and other amounts, but is currently unable to estimate the probability of loss associated with these actions or the range or reasonably possible losses, if any, or the impact such losses may have on the Company’s results of operations, financial condition or cash flows.

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

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the arbitration with Concentrix Daksh Services India Private Ltd. (“Concentrix”). Concentrix alleges wrongful early termination of a services agreement and seeks damages of approximately $2.0 million in lost profits, plus interest and fees. The Company has accrued approximately $2.0 million as a liability pertaining to this matter. While the Company intends to defend the claim vigorously, management believes the recorded amount represents the probable loss as of June 30, 2026.

(ix)	Epic Sports & Entertainment

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Hold Co LLC and Triller Fight Club LLC related to litigation with Epic Sports & Entertainment, Inc. (“Epic”) for alleged breach of a settlement agreement. Epic initially claimed damages of approximately $1.8 million, and recent settlement discussions indicate a potential settlement range of approximately $0.6 to $2.0 million. As of June 30, 2026, the Company accrued a legal provision of approximately $1.9 million as a liability in the unaudited condensed consolidated balance sheets.

(x)	Samsung Arbitration Award

In connection with the Merger Transaction, the Company assumed the liabilities of Triller Corp, including the legal contingency accrual stemming from the arbitration with Samsung Electronics Co., Ltd due to a breach of a commercial agreement and failure to pay the amounts owed under the contract. The U.S. District Court for the Central District of California confirmed the award and entered a judgment of approximately $2.6 million in May 2024, accruing interest at $368.43 per day, at a rate of 5.17% per annum until repaid. A writ of execution was issued on August 2, 2024, and a Judgment Debtor Examination is scheduled for February 24, 2025. The Company provided financial records in December 2024 in response to a subpoena. As of June 30, 2026, the Company accrued approximately $3.0 million as a liability in the unaudited condensed consolidated balance sheets.

(xi)	Prem Parameswaren

In connection with the Merger Transaction, the Company assumed potential liabilities related to claims asserted by Prem Parameswaran, the former Chief Executive Officer of Triller Corp for alleged unpaid compensation. To avoid litigation, the parties reached an agreement in principle for a settlement consisting of $500,000 in cash and 625,000 stock units, subject to approval by AGBA Group Holding Limited. As of June 30, 2026, the Company has accrued approximately $0.5 million as a liability in the unaudited condensed consolidated balance sheets.

(xii)	Triller Legacy, LLC Settlement Agreement

On July 26, 2024, Triller Hold Co, LLC and Triller Acquisition, LLC entered into a settlement agreement with Triller Legacy, LLC (“Legacy”), original sellers of Triller Corp, regarding the 2019 acquisition of Triller Corp from Legacy. The Company agreed to issue 3.89 million shares of Series A common stock to Legacy. Legacy intends to sell 1.75 million shares for a minimum return of approximately $7.0 million by the end of September 30, 2025. The Company must compensate Legacy for any shortfall of share sales below $7.0 million. The Company has the option to purchase up to 1.75 million shares from Legacy at $4.00 per share through December 31, 2024 and $4.75 per share through September 30, 2025. The Company can also opt to pay Legacy $7.0 million.  The Company has included the estimated guaranteed payment liability in its accounts payable and legal contingencies. As of June 30, 2026, the Company has accrued approximately $7.0 million as a liability in the unaudited condensed consolidated balance sheets.

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

On January 7, 2025, Robert E. Diamond Jr (“Diamond”), the former chairman of Triller’s board of directors and Atlas Merchant Capital LLC (collectively as “Plaintiffs”), an advisory services company under Diamond’s control filed a lawsuit in federal district court in Manhattan, New York to allege that Triller has failed to pay over or grant to Plaintiffs certain cash amounts and equity awards to which Plaintiffs were entitled pursuant to various agreements between Plaintiffs and Triller. Plaintiffs claim that they are entitled to over $5.0 million in cash compensation and over 6.0 million shares of Triller’s common stock. On February 28, 2025, Triller filed a partial motion to dismiss the scope of Plaintiffs’ claims. On June 10, 2026, the Company received a Supplemental Order from the District Court of Southern District of New York ordering the Company to issue 5,950,705 shares of common stock, or 595,070 shares of common stock after giving effect to the 1-for-10 reverse stock split, to the Plaintiffs within five business days.

(xvii)	Action Case: HCA 301/2025

On February 16, 2026, a writ of summons was served on the Company by the plaintiff, Singway (B.V.I.) Company Limited, in connection with an alleged breach of a tenancy agreement relating to commercial premises located on the 3rd floor of Hopewell Centre in Hong Kong. The claim includes, among other things, recovery of vacant possession, arrears of rental payments, other outstanding charges, interest and damages in an aggregated amount of approximately $42.9 million. The Company is going to file and serve its defence and counterclaim on or before April 29, 2026. Legal counsel of the Company will continue to handle this matter. As of June 30, 2026, the Company has accrued approximately $42.9 million as a liability pertaining to this dispute, which represents management’s best estimate of the probable loss.

ITEM 1A. RISK FACTORS.

As smaller reporting company we are not required to make disclosures under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this filing, the Company had defaulted on approximately $80.2 million of principal amount of outstanding debts. The total arrearage as of the date of this filing was approximately $127.6 million, which includes both principal and interest.

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

Triller Group Inc.

Date: August 13, 2026	By:	/s/ Ng Wing Fai
	Name:	Ng Wing Fai
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Shu Pei Huang, Desmond
	Name:	Shu Pei Huang, Desmond
	Title:	Acting Chief Financial Officer
(Principal Financial and Accounting Officer)